Form 10-Q
period 2014-03-31
RUBICON PROJECT, INC.
filed 2014-05-15
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-36384
__________________
THE RUBICON PROJECT, INC.
(Exact name of registrant as specified in its charter)
 __________________

Delaware		20-8881738
(State or other jurisdiction of Incorporation or organization)		(I.R.S. Employer Identification No.)

12181 Bluff Creek Drive, 4th Floor
Los Angeles, CA 90094
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(310) 207-0272
 __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 if this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2014
Common Stock	35,858,343

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$24,464	$29,956
Accounts receivable, net	74,674	94,722
Prepaid expenses and other current assets	4,421	4,141
TOTAL CURRENT ASSETS	103,559	128,819
Property and equipment, net	8,965	8,712
Internal use software development costs, net	8,442	7,204
Goodwill	1,491	1,491
Intangible assets, net	366	510
Other assets, non-current	4,888	3,151
TOTAL ASSETS	$127,711	$149,887
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$103,176	$120,198
Debt and capital lease obligations, current portion	206	288
Other current liabilities	1,647	2,901
TOTAL CURRENT LIABILITIES	105,029	123,387
Debt and capital leases, net of current portion	3,841	3,893
Convertible preferred stock warrant liabilities	4,441	5,451
Other liabilities, non-current	810	996
TOTAL LIABILITIES	114,121	133,727
Commitments and contingencies (Note 8)
Series A, B, C, and D convertible preferred stock, $0.00001 par value, 29,691 shares authorized, 28,820 shares issued and outstanding at March 31, 2014 and December 31, 2013; liquidation preference of $73,818 and $72,772 at March 31, 2014 and December 31, 2013, respectively.	52,571	52,571
COMMON STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value; 80,609 and 73,380 shares authorized at March 31, 2014 and December 31, 2013, respectively; 14,703 and 11,855 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	29,061	25,532
Accumulated other comprehensive income	111	96
Accumulated deficit	(68,153)	(62,039)
TOTAL COMMON STOCKHOLDERS’ DEFICIT	(38,981)	(36,411)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT	$127,711	$149,887

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$23,015	$16,600
Expenses:
Cost of revenue	4,460	3,437
Sales and marketing	9,027	6,195
Technology and development	4,677	4,111
General and administrative	11,320	4,634
Total expenses	29,484	18,377
Loss from operations	(6,469)	(1,777)
Other (income) expense:
Interest expense, net	57	91
Change in fair value of preferred stock warrant liabilities	(1,010)	549
Foreign exchange (gain) loss, net	548	(305)
Total other (income) expense, net	(405)	335
Loss before income taxes	(6,064)	(2,112)
Provision for income taxes	50	50
Net loss	(6,114)	(2,162)
Cumulative preferred stock dividends	(1,046)	(1,045)
Net loss attributable to common stockholders	$(7,160)	$(3,207)
Basic and diluted net loss per share attributable to common stockholders	$(0.59)	$(0.28)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	12,215	11,327
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(6,114)	$(2,162)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(38)
Comprehensive loss	$(6,099)	$(2,200)
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND COMMON
STOCKHOLDERS’ DEFICIT
(In thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Common Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	28,820	$52,571	11,855	$—	$25,532	$96	$(62,039)	$(36,411)
Exercise of common stock options	—	—	648	—	944	—	—	944
Restricted stock awards	—	—	2,200	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,585	—	—	2,585
Foreign exchange translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(6,114)	(6,114)
Balance at March 31, 2014	28,820	$52,571	14,703	$—	$29,061	$111	$(68,153)	$(38,981)
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(6,114)	$(2,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,375	2,061
Stock-based compensation	2,478	1,504
Loss on disposal of property and equipment, net	24	—
Change in fair value of preferred stock warrant liabilities	(1,010)	549
Unrealized foreign currency loss	189	414
Changes in operating assets and liabilities:
Accounts receivable	20,140	8,636
Prepaid expenses and other assets	(580)	(105)
Accounts payable and accrued expenses	(17,858)	(13,962)
Other liabilities	(1,453)	822
Net cash used in operating activities	(1,809)	(2,243)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,127)	(1,782)
Capitalized internal use software development costs	(1,995)	(773)
Change in restricted cash	50	(1,300)
Net cash used in investing activities	(3,072)	(3,855)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	944	131
Payments of initial public offering costs	(1,473)	—
Repayment of debt and capital lease obligations	(135)	(301)
Net cash used in financing activities	(664)	(170)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	53	(355)
CHANGE IN CASH	(5,492)	(6,623)
CASH--Beginning of period	29,956	21,616
CASH--End of period	$24,464	$14,993
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$711	$359
Capitalized stock-based compensation	$107	$33
Deferred offering costs included in accounts payable and accrued expenses	$1,161	$—
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
The Rubicon Project, Inc. (“Rubicon Project” or the “Company”) was formed on April 20, 2007 in Delaware and began operations in April 2007. The Company is headquartered in Los Angeles, California.
The Company is a technology company with a mission to automate the buying and selling of advertising. The Company offers a highly scalable software platform that creates and powers a marketplace for trading of digital advertising between buyers and sellers.

The Company delivers value to buyers and sellers of digital advertising through the Company’s proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, applications and other digital media properties, to sell their advertising inventory; applications for buyers, including demand side platforms, ad networks and advertising agencies, to buy advertising inventory; and an exchange over which such transactions are executed. This solution incorporates proprietary machine learning algorithms, sophisticated data processing, storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company’s platform.

Initial Public Offering
During April 2014, the Company completed an initial public offering ("IPO") whereby 6,432,445 shares of common stock were sold by the Company, and 1,354,199 shares of common stock were sold by selling stockholders. Upon the closing of the IPO, all outstanding shares of preferred stock of the Company converted into common stock. See Note 9, “Subsequent Events.”

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on April 2, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on April 2, 2014.

Stock Split
On March 18, 2014, the Company effected a 1-for-2 reverse stock split of its common stock. The convertible preferred stock was not split. The split was effected through an adjustment to the preferred stock conversion ratio. All share, per share and related information presented in the condensed consolidated financial statements and accompanying notes has been retroactively adjusted, where applicable, to reflect the reverse stock split.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.

On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of intangible assets and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) the valuation of common and preferred stock and preferred stock warrants prior to the Company's IPO, (vii) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options, (viii) fair value of financial instruments, (ix) the recognition and disclosure of contingent liabilities, and (x) the assumptions used in calculating the valuation of acquired assets and business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of stock and business acquisitions require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. As of March 31, 2014, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Note 2—Net Loss Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net loss per share attributable to common stockholders:

	March 31, 2014	March 31, 2013
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(7,160)	$(3,207)
Weighted-average common shares outstanding	12,655	11,462
Weighted-average unvested restricted shares	(440)	(135)
Weighted-average common shares outstanding attributable to common stockholders	12,215	11,327
Basic and diluted net loss per share attributable to common stockholders	$(0.59)	$(0.28)
The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	March 31, 2014	March 31, 2013
Options to purchase common stock	7,985	7,575
Conversion of preferred stock warrants	436	436
Unvested restricted stock	2,200	135
Conversion of convertible preferred stock	14,410	14,410
Total shares excluded from net loss per share attributable to common stockholders	25,031	22,556

For the three months ended March 31, 2014 and 2013, the Company increased net loss by $1.0 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company's IPO in April 2014, all of the preferred stock converted to common stock and accordingly, for subsequent periods, the Company will no longer increase net loss for preferred stock dividends in determining net loss attributable to common stockholders.

Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Observable inputs are based on market data obtained from independent sources. At March 31, 2014 and December 31, 2013, the Company’s warrants to purchase preferred stock were measured using unobservable inputs that required a high level of judgment to determine fair value, and thus were classified as Level 3 inputs. See Note 9 regarding the exercise of a preferred stock warrant and the conversion of each outstanding share of preferred stock into one half of a share of common stock in connection with the Company's IPO.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2014:

	March 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Convertible preferred stock warrant liability	$4,441	$—	$—	$4,441

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2013:

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Convertible preferred stock warrant liability	$5,451	$—	$—	$5,451

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	March 31, 2014	March 31, 2013
Beginning balance	$5,451	$1,330
Change in value of preferred stock warrants recorded in other expense, net	(1,010)	549
Ending balance	$4,441	$1,879

The Company determined the fair value of the convertible preferred stock warrants utilizing the Black-Scholes model with the following weighted-average assumptions:

	Series B March 31, 2014	Series B December 31, 2013	Series C March 31, 2014	Series C December 31, 2013
Risk-free interest rate	0.05%	0.18%	0.05%	0.13%
Expected term (in years)	0.01	0.69	0.01	0.50
Estimated dividend yield	0.00%	2.00%	0.00%	2.00%
Weighted-average estimated volatility	27%	64%	27%	63%
Fair value (in thousands)	$150	$173	$4,291	$5,278
During the three months ended March 31, 2014 and 2013, the Company recognized income of $1.0 million and expense of $0.5 million, respectively, from the re-measurement of the warrants to fair value. The fair value of the preferred stock warrants at March 31, 2014 was based on the IPO offering price of $15.00 per share. In connection with the Company’s IPO during April 2014, the outstanding warrant for 845,867 shares of the Company's convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of the Company's IPO, the Company is no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in the Company's statement of operations.
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash required to fulfill its payment obligations if the Company defaults under a software license agreement and certain building leases. At March 31, 2014 and December 31, 2013, restricted cash included in prepaid expenses and other current assets was $0.4 million and $0.4 million, respectively. At March 31, 2014 and December 31, 2013, restricted cash included in other assets, non-current was $1.2 million and $1.3 million, respectively.
Accounts payable and accrued expenses included the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts payable—seller	$92,229	$111,078
Accounts payable—trade	4,645	4,136
Accrued employee—related payables	6,302	4,984
	$103,176	$120,198
At March 31, 2014 and December 31, 2013, accounts payable—seller are recorded net of $0.7 million and $0.9 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
 Note 5—Capitalization
At December 31, 2013, the authorized capital stock of the Company consisted of 73,380,126 shares of common stock, of which 32,500,000 shares were designated Class A common stock and 4,190,063 shares were designated Class B common stock, and 29,691,524 shares of preferred stock. On March 14, 2014 the authorized capital stock of the Company was increased to 80,608,856 shares of common stock. In connection with the IPO, the outstanding shares of Class A common stock and Class B common stock were converted into shares of a single class of common stock on a one-for-one basis. Class A common stock and Class B common stock are collectively referred to herein as common stock. See Note 9 regarding an increase in the Company's authorized capital stock in connection with the IPO.

Note 6—Stock-Based Compensation
All compensatory equity awards outstanding at March 31, 2014 were issued pursuant to the Company’s 2007 Stock Incentive Plan (the “Plan”), which provided for the grant of non-statutory or incentive stock options and restricted stock to the Company’s employees, officers, directors and consultants. The Company’s board of directors administers the Plan. Options outstanding under the Plan vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting monthly thereafter. Restricted stock granted under the Plan vests at varying rates. Options and restricted stock granted under the Plan accelerate under certain circumstances on a change in control, as defined. An aggregate of 14,071,165 shares were reserved under the Plan, of which 1,999,012 shares remained available for issuance at March 31, 2014.

In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan. No awards were outstanding under the 2014 Equity Incentive Plan at March 31, 2014.

Stock Options
A summary of stock option activity for the quarter ended March 31, 2014 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life
	(in thousands)
Outstanding at December 31, 2013	8,360	$6.13
Granted	500	$16.22
Exercised	(714)	$2.79
Canceled	(161)	$5.28
Outstanding at March 31, 2014	7,985	$7.08	8.37 years
Vested and expected to vest March 31, 2014	7,293	$6.91	8.31 years
Exercisable at March 31, 2014	2,967	$4.38	7.41 years

The weighted-average grant date per share fair value of stock options granted in the three months ended March 31, 2014 was $8.43.

The Company estimates the fair value of stock-based payments using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.75%	1.09%
Expected volatility	54%	58%
Dividend yield	—%	—%
Restricted Stock
In March 2014, the Company granted to employees and certain executives 2,200,357 shares of restricted stock, which was comprised of 1,287,857 shares of restricted stock that vest over a weighted-average period of 3.3 years, 632,500 shares of restricted stock granted to certain executives vesting over a weighted-average period of 4.0 years beginning from the completion of the IPO, and 280,000 shares of restricted stock granted to certain executives contingent upon the completion of the IPO that vest based on the Company's stock price exceeding a peer index, beginning on the completion of the Company's IPO in April 2014 over a weighted-average period of 1.7 years.

The grant date fair value per share of the 1,287,857 and 632,500 shares of restricted stock was $16.22, which was determined using the Company's stock price on the date of grant. The Company valued the 280,000 shares of restricted stock awards using a binomial model with Monte Carlo simulation. The grant date value of the performance based awards was $13.15 per share. To the extent that the Company’s stock price does not exceed the peer index, the compensation expense will not be reversed.

Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $2.5 million and $1.5 million, respectively. The expense recorded in the consolidated statements of operations were as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in thousands)
Cost of revenue	$31	$18
Selling and marketing	577	340
Technology and development	303	368
General and administrative	1,567	778
Total stock-based compensation	$2,478	$1,504

Note 7—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in the Company’s valuation allowance.

For the three months ended March 31, 2014 and 2013, the Company recorded $50,000 and $50,000 in income tax expense, respectively.

There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2014, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 8—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rental expenses were $1.4 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Subsequent to December 31, 2013, the Company entered into new operating leases for office facilities in New York, Seattle, Berlin, Tokyo, Singapore, Sao Paulo and Sydney. Future non-cancelable minimum commitments as of March 31, 2014 relating to these operating leases totaling $4.1 million are due from April 2014 through June 2019. In connection with the New York lease, the Company entered into an irrevocable letter of credit in the amount of $0.7 million.

Guarantees and Indemnification
The Company’s agreements with sellers, buyers, and other third parties typically obligate it to provide indemnity and defense for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally these indemnity and defense obligations relate to the Company’s own business operations, obligations, and acts or omissions. However, under some circumstances, the Company agrees to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. For example, because the Company’s business interposes the Company between buyers and sellers in various ways, buyers often require the Company to indemnify them against acts and omissions of sellers, and sellers often require the Company to indemnify them against acts and omissions of buyers. In addition, the Company’s agreements with sellers, buyers, and other third parties typically include provisions limiting the Company’s liability to the counterparty, and the counterparty’s liability to the Company. These limits sometimes do not apply to certain liabilities, including indemnity obligations. These indemnity and limitation of liability provisions generally survive termination or expiration of the agreements in which they appear. The Company has also entered into indemnification agreements with its directors, executive officers and certain other officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated financial statements.
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company's status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2014. However, based on management’s knowledge as of March 31, 2014, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers, all of whom are employed at-will. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of changes in control (as defined) or involuntary terminations.
Other Contracts
The Company is party to an engagement letter with an investment bank entered into in 2009 and amended in 2012. Pursuant to the engagement letter, the investment bank provided and may continue to provide strategic and consulting advice to the Company, in exchange for which the Company issued to the investment bank a warrant to purchase 845,867 shares of Series C preferred stock. The warrant was exercised on a net issuance basis for 286,055 shares of the Company’s common stock in connection with the Company’s IPO, after giving effect to the conversion of preferred stock to common stock and the 1-for-2 reverse split of the Company’s common stock effected in connection with the IPO. The engagement letter also provides that, in case of a merger, tender offer, stock purchase, or other transaction resulting in the acquisition of the Company by another entity or the transfer of ownership or control of the Company or substantially all of its assets to another entity (a “Change in Control Transaction”) that is consummated before December 7, 2016 or pursuant to a definitive agreement entered into before that date, (i) the investment bank will provide investment banking services in connection with a Change in Control Transaction, if requested by the Company, and (ii) the Company will pay to the investment bank a fee equal to 2.5% of the total consideration paid or payable to the Company or its stockholders in the Change in Control Transaction, whether or not the Company requests such investment banking services. The investment bank was not entitled to participate in and did not receive any fee in connection with an IPO.
Note 9—Subsequent Events
Initial Public Offering
On April 7, 2014, the Company closed its IPO whereby 6,432,445 shares of common stock were sold by the Company (including 1,015,649 shares sold pursuant to the underwriters' exercise of their over-allotment option), and 1,354,199 shares of common stock were sold by selling stockholders at an IPO price of $15.00 per share. The Company received proceeds from the offering of approximately $86.2 million after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sales of shares by the selling stockholders.

In connection with the Company's IPO: (i) all shares of the Company’s outstanding convertible preferred stock automatically converted into an aggregate 14,410,238 shares of Class A common stock on a one for one-half basis; (ii) each outstanding share of Class B common stock automatically converted into one share of Class A common stock; (iii) all shares of Class A common stock (including all shares of Class A common stock issued upon conversion of convertible preferred stock and Class B common stock) converted into a single class of common stock; (iv) a warrant for 845,867 shares of convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split; (v) a warrant exercisable for 25,174 share of convertible preferred stock automatically converted into a warrant exercisable for 12,587 shares of common stock; and (vi) the Company's certificate of incorporation was amended in various respects, including to provide for authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Following the closing of the IPO, the Company is no longer required to re-measure the converted common stock warrants to fair value and record changes in the fair value of these liabilities in the Company's statement of operations. During the three months ending June 30, 2014, the Company will record an expense of approximately $1.7 million due to the increase in the fair value of the convertible preferred stock warrant liabilities from March 31, 2014 through the completion of the IPO. Upon closing of the IPO, the then fair value of the warrants were reclassified to additional paid in capital.

In addition, IPO costs recorded as other assets, non-current, at March 31, 2014 of $3.1 million, were reclassified to additional paid-in capital upon completion of the IPO.

In April 2014, the Company repaid all of its outstanding debt under the line of credit with Silicon Valley Bank in the amount of $3.8 million.

During April 2014, the Company granted stock options to purchase 211,960 shares of the Company's common stock at a weighted-average exercise price of $15.00 per share. The stock options vest over a weighted-average period of 2.4 years. During April 2014, the Company granted 106,415 shares of the Company's common stock subject to restricted stock units which vest over a weighted-average period of 2.4 years.

Subsequent to March 31, 2014, the Company entered into a new operating lease for an office facility in San Francisco, California. Future non-cancelable minimum commitments relating to the operating lease totaling $0.8 million are due from May 2014 through August 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “anticipate,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet, and profit expectations; development of our technology; introduction of new offerings; scope of client relationships; business mix; sales growth; client utilization of our offerings; market conditions and opportunities; and operational measures including managed revenue, paid impressions, average CPM, and take rate. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow rapidly and to manage our growth effectively;

•	our ability to develop innovative new technology and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•
our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms, including mobile and video;

•	our ability to introduce new solutions and bring them to market in a timely manner;

•	our ability to maintain a supply of advertising inventory from sellers;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to consummate future acquisitions of or investments in complementary companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy; and

•	our ability to develop and maintain our corporate infrastructure, including our finance and information technology systems and controls.
We discuss many of these risks in Part II of this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview
We are a technology company on a mission to automate the buying and selling of advertising. Our Advertising Automation Cloud is a highly scalable software platform that powers and optimizes a leading marketplace for the real time trading of digital advertising between buyers and sellers of advertising. Through the speed and big data analytics of our algorithm-based solution, we have transformed the cumbersome, complex process of buying and selling digital advertising into a seamless automated process that optimizes results for both buyers and sellers. Buyers of digital advertising use our platform to reach 97% of Internet users in the United States and approximately 600 million Internet users globally on some of the world’s leading websites and applications. Sellers of digital advertising use our platform to maximize revenue from advertising, decrease costs and protect their brands and user experience, while accessing a global market of buyers representing over 100,000 brands since our inception. The benefits we provide to both buyers and sellers, and the time and effort spent by both buyers and sellers to integrate with our platform and associated applications, we believe give us a critical position in the digital advertising ecosystem.
Our Advertising Automation Cloud incorporates proprietary machine-learning algorithms, sophisticated data processing, high volume storage, detailed analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds, and to execute up to 2.5 million peak queries per second, approximately 25 billion transactions per week and 3 trillion bid requests per month. Our Advertising Automation Cloud features applications for digital advertising sellers, including websites, applications and other digital media properties, to sell their advertising inventory; applications for buyers, including demand side platforms, or DSPs, ad networks and advertising agencies, to buy advertising inventory; and an exchange over which such transactions are executed. Together, these features power and optimize a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. We believe we help increase the volume and effectiveness of advertising, increasing revenue for sellers and improving return on advertising investment for buyers.
We have direct relationships built on technical integration with our sellers, including approximately 40% of the U.S. comScore 100. We believe that our direct relationships and integration with sellers, which differentiate us from many other participants in the advertising ecosystem, make us a vital participant in the digital advertising industry. Our integration of sellers into our platform gives sellers the ability to monetize a full variety and volume of inventory. At the same time, buyers leverage our platform to manage their advertising spending, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising and access impression level purchasing from hundreds of sellers. We believe buyers need our platform because of our powerful solution and our direct relationships and integration with some of the world’s largest websites and applications. Our solution is constantly self-optimizing based on our ability to analyze and learn from vast volumes of data. The additional data we obtain from the volume of transactions on our platform help make our machine-learning algorithms more intelligent, leading to higher quality matching between buyers and sellers, better return on investment for buyers and higher revenue for sellers. As a result of that high quality matching, we attract even more sellers which in turn attracts more buyers and vice versa. We believe this self-reinforcing dynamic creates a strong platform for growth. The historical and real time data we derive from seller integrations, 25 billion transactions per week, 3 trillion bid requests per month and approximately 600 million Internet users globally that interact with our platform per month inform our machine-learning algorithms and thereby create a size, scale and capability that is difficult to replicate.
Since our incorporation in April 2007, we have invested in our solution to meet the complex needs of buyers and sellers of digital advertising. We have achieved significant growth as we have scaled our solution, including the functionality of our Advertising Automation Cloud and its applications for buyers and sellers. During our early stages, our solution helped sellers to automate their existing advertising network relationships to match the right buyer with each impression as well as increase their revenue and decrease their costs. Between 2008 and 2009, we developed direct relationships with buyers and created applications to assist buyers to increase their return on investment. During 2010, we added real time bidding, or “RTB,” capabilities, allowing sellers’ inventory to be sold in an auction to buyers, specifically, DSPs, creating a real time unified auction where buyers compete to purchase sellers’ advertising inventory. During 2012, we launched our private marketplace, which allows sellers to connect directly with pre-approved buyers to execute direct sales of previously unsold advertising inventory.
The automation of buying and selling of advertising, and in particular, RTB, has grown significantly and is projected to continue to grow. According to International Data Corporation, RTB spending was $2.7 billion in 2012, $4.5 billion in 2013 and is expected to reach $20.8 billion by 2017. We believe this trend will directly benefit us and our prospects for continued growth.
Large agencies, DSPs and ad networks, many of which are already established in size and scale, compose the majority of automated digital advertising spend. Accordingly, we believe our growth will be less affected by an increase in buyers than by increases in the amount of spend per buyer as more advertising shifts from traditional to automated buying and selling.

Another industry trend is the expansion of automated buying and selling of advertising through new channels, such as mobile, and the expansion to new advertising units, such as video. We have only recently expanded our solution to include the mobile platform and have not yet expanded our advertising units to include video. If we are unable to effectively expand our offerings in these areas, our competitive position may weaken and our growth may be adversely affected. The growth of automated buying and selling advertising is also expanding into new markets, and in some markets the adoption of automated digital advertising is greater than in the United States. We intend to expand our business in existing territories served and enter new territories. If we are unable to localize our offerings and provide our solution in new territories, our growth may be impeded and our competitive position may weaken.
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by purchasing advertising inventory that we make available from sellers through our solution. We recognize revenue upon the completion of a transaction, which is when an impression has been delivered to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers. We report revenue net of amounts we pay sellers for the impressions they provide. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities.
For the three months ended March 31, 2014 and 2013 our revenue was $23.0 million and $16.6 million, respectively, representing a year over year increase of 39%, and our managed revenue was $129.6 million and $96.4 million, respectively, representing a year over year increase of 34%. For the three months ended March 31, 2014 and 2013, our net loss was $6.1 million and $2.2 million, respectively. For the three months ended March 31, 2014 and 2013 our adjusted EBITDA was $(1.6) million and $2.0 million, respectively. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute adjusted EBITDA, and a reconciliation of adjusted EBITDA to net loss on a GAAP basis, please refer to “Key Operational and Financial Measures.” We expect our net loss will increase as a result of increased investments in our business.
Substantially all of our revenue is U.S. revenue, determined based on the location of our legal entity that is a party to the relevant transaction.
Key Operational and Financial Measures
We regularly review our key operational and financial performance measures, including those set forth below, to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. In addition to revenue, we also review managed revenue, and adjusted EBITDA, which are discussed immediately following the table below. Revenue is discussed under the headings “Components of Our Results of Operations” and “Results of Operations.” We report our financial results as one operating segment. Our consolidated operating results, together with the following operating and financial measures, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.

	Three Months Ended
	March 31, 2014	March 31, 2013

Operational Measures:
Managed revenue (in thousands)	$129,566	$96,359
Take rate	17.8%	17.2%
Financial Measures:
Revenue (in thousands)	$23,015	$16,600
Adjusted EBITDA (in thousands)	$(1,616)	$1,976
Managed Revenue
Managed revenue is an operational measure that represents the advertising spending transacted on our platform, and would represent our revenue if we were to record our revenue on a gross basis instead of a net basis. Managed revenue does not represent revenue reported on a GAAP basis. We review managed revenue for internal management purposes to assess market share and scale. Many companies in our industry record revenue on a gross basis, so tracking our managed revenue allows us to compare our results to the results of those companies. Our managed revenue is influenced by the volume and characteristics of paid impressions and average CPM.

Our managed revenue has increased period over period as a result of increased use of our solution by buyers and sellers and increases in average CPM. We expect managed revenue to continue to grow with increases in the pricing or volume of transactions on our platform, which can result from increases in the number of buyers or advertising spending, and improvements in our auction algorithms. This increase may fluctuate due to seasonality and increases or decreases in average CPM and paid impressions. In addition, we generally experience higher managed revenue during the fourth quarter of a given year, resulting from higher advertising spending and more bidding activity, which may drive higher volumes of paid impressions or average CPM.
Take Rate
Take rate is an operational measure that represents our share of managed revenue. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers. Our take rate can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer's or seller’s activity on our platform, the implementation of new products, platforms and solution features, and the overall development of the digital advertising ecosystem.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss adjusted for stock-based compensation expense, depreciation and amortization, interest expense, net, change in fair value of pre-IPO convertible preferred stock warrant liabilities, and other income or expense, net, which mainly consists of foreign exchange gains and losses, net, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate. We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, interest expense, net, change in fair value of preferred stock warrant liabilities, foreign exchange gains and losses, net, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•
our management uses adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our financial performance;

•	adjusted EBITDA is sometimes used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers; and

•
adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Our adjusted EBITDA will be impacted by the rate at which our revenues increase and the timing of our investments in our operations. Please see below for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Financial Measure:
Net loss	$(6,114)	$(2,162)
Add back (deduct):
Depreciation and amortization expense	2,375	2,061
Stock-based compensation expense	2,478	1,504
Acquisition and related items	—	188
Interest expense, net	57	91
Change in fair value of preferred stock warrant liabilities	(1,010)	549
Foreign currency (gain) loss, net	548	(305)
Provision for income taxes	50	50
Adjusted EBITDA	$(1,616)	$1,976

Components of Our Results of Operations
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution. Our solution enables buyers and sellers to purchase and sell advertising inventory, matches buyers and sellers and establishes rules and parameters for open and transparent auctions of advertising inventory. We recognize revenue upon the completion of a transaction, that is, when an impression has been delivered to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers. We report revenue net of amounts we pay sellers for the impressions they provide. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Our revenue, cash flow from operations, operating results and key operational and financial performance may vary from quarter to quarter due to the seasonal nature of advertiser spending, as well as other circumstances that affect advertising activity. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand. Historically, the fourth quarter of the year reflects our highest level of revenue, and the first quarter reflects the lowest level of our revenue.
For further information on our revenue recognition policies, see the notes to our consolidated financial statements presented in the Company's prospectus filed with the SEC on April 2, 2014 pursuant to Rule 424(b) under the Securities Act of 1933.
Expenses
We classify our expenses into the following four categories:
Cost of Revenue. Our cost of revenue consists primarily of data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting our revenue producing platform, amortization of software costs for the development of our revenue producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group, who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue producing platform in cost of revenue over their estimated useful lives. Many of these expenses are fixed and do not increase or decrease proportionately with increases or decreases in our revenue.

Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and the sales bonuses paid to our sales organization, and marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales organization focuses on marketing our solution to increase the adoption of our solution by existing and new buyers and sellers.
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation, and professional services, associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs, and depreciation and amortization. These expenses include costs incurred in the development, implementation and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization which are then recorded as internal use software development costs, net on our consolidated balance sheet. We amortize internal use software development costs that relate to our revenue producing activities or our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project.
General and Administrative. Our general and administrative expenses consist primarily of personnel costs, including stock-based compensation, associated with our executive, finance, legal, human resources, compliance and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation, and other corporate related expenses. General and administrative expenses also include amortization of internal use software development costs that relate to general and administrative functions.
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facilities and capital lease arrangements. Interest income consists of interest earned on our money market accounts and was insignificant for the three months ended March 31, 2014 and 2013.
Change in Fair Value of Convertible Preferred Stock Warrant Liability. During the three months ended March 31, 2014, we had two outstanding warrants to purchase shares of our preferred stock. The convertible preferred stock warrants are subject to re-measurement to fair value at each balance sheet date, and any change in fair value is recognized as a component of other expense, net. In connection with our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound and Euro.
Provision for Income Taxes
Provision for income taxes consists primarily of federal, state and foreign income taxes. Due to uncertainty as to the realization of benefits from our domestic deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$23,015	$16,600
Expenses:
Costs of revenue (1)	4,460	3,437
Sales and marketing (1)	9,027	6,195
Technology and development (1)	4,677	4,111
General and administrative (1)	11,320	4,634
Total expenses	29,484	18,377
Loss from operations	(6,469)	(1,777)
Other (income) expense, net	(405)	335
Loss before income taxes	(6,064)	(2,112)
Provision for income taxes	50	50
Net loss	$(6,114)	$(2,162)

(1) Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Costs of revenue	$31	$18
Sales and marketing	577	340
Technology and development	303	368
General and administrative	1,567	778
Total	$2,478	$1,504

	Three Months Ended March 31,*
	2014	2013
Revenue	100%	100%
Cost of revenue	19%	21%
Sales and marketing	39%	37%
Technology and development	20%	25%
General and administrative	49%	28%
Total expenses	128%	111%
Loss from operations	(28)%	(11)%
Other (income) expense, net	(2)%	2%
Loss before income taxes	(26)%	(13)%
Provision for income taxes	—%	—%
Net loss	(27)%	(13)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2014 and 2013
Revenue

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$23,015	$16,600

Revenue increased $6.4 million, or 39%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in revenue was due to an increase in the amount of advertising spending on our platform for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily attributable to an increase of over 50% in average CPM for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in average CPM was partially offset by a decrease in paid impressions for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily resulting from our traffic quality control initiatives put into place during the last several months of 2013 to maintain a high standard of quality advertising inventory and reduce lower quality traffic. The overall increase in revenue for the period reflects the increased use by buyers and sellers of our platform.
We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, the amounts we pay sellers, and other factors such as changes in the market, our execution of the business, and competition.
Cost of Revenue

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Costs of revenue	$4,460	$3,437
Percent of revenue	19%	21%

Cost of revenue increased by $1.0 million, or 30%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in data center, hosting, and bandwidth costs of $0.4 million and an increase of $0.3 million in amortization expense of capitalized internal use software. The increases in data center, hosting, and bandwidth costs were primarily attributable to data center locations added subsequent to March 31, 2013 in order to support the increase in the use of our platform and resulting additional hardware, software, and maintenance expenses. The increase in amortization of capitalized internal use software was due to our continued investment in our revenue producing platform. The amortization of capitalized internal use software reflected in cost of revenue was $0.8 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.
We expect cost of revenue to increase as we continue to invest additional capital into our data centers, hire additional personnel to continue to build and maintain our data centers, and invest in our technology. As a percentage of revenue, cost of revenue may fluctuate based on revenue levels and the timing of these investments.
Sales and Marketing

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Sales and marketing	$9,027	$6,195
Percent of revenue	39%	37%

Sales and marketing expense increased by $2.8 million, or 46%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in personnel expenses of $2.4 million. The increase in personnel expense was primarily due to an increase in average sales and marketing headcount of 37% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our sales and marketing headcount increased in order to support our sales efforts and continue to develop and maintain relationships with buyers and sellers, as well as to provide information to the market with respect to our solution.

Overall sales and marketing expenses increased due to our continued focus on marketing our platform and solution to increase the adoption of our platform and our solution by existing and new buyers and sellers, and to establish a presence in international markets.
We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our international business. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels, the timing of our investments, and the seasonality in our industry and business.
Technology and Development

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Technology and development	$4,677	$4,111
Percent of revenue	20%	25%

Technology and development expense increased by $0.6 million, or 14%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in personnel expense of $0.5 million. The increase in personnel expense was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain and support our technology and development efforts. Average technology and development headcount increased by 35% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
We expect technology and development expense to increase as we continue to invest our engineering and technology teams to support our technology and development efforts. Technology and development expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of these investments.
General and Administrative

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
General and administrative	$11,320	$4,634
Percent of revenue	49%	28%

General and administrative expense increased by $6.7 million, or 144%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in personnel expense of $3.7 million and an increase in professional services of $2.3 million. The increase in personnel costs was driven primarily by increased headcount to support our growth and transition to a public company. Average general and administrative headcount increased by 98% from March 31, 2013 to March 31, 2014. The increase in third-party professional services was related to an increase in the use of, as well as a change in the timing of third-party accounting, audit, tax and legal services as we continued to invest in our infrastructure, processes and controls to support our growth and in preparation for becoming a public company.
We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including professional fees, insurance premiums and compliance costs associated with operating as a public company.

Other Expense, Net

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Interest expense, net	$57	$91
Change in fair value of convertible preferred stock warrant liabilities	(1,010)	549
Foreign exchange (gain) loss, net	548	(305)
Total other (income) expense, net	$(405)	$335

The fair value of our pre-IPO convertible preferred stock warrant liabilities decreased to $4.4 million at March 31, 2014 from $5.5 million at December 31, 2013 primarily due to a decrease in the valuation of our common stock from $16.22 at December 31, 2013 to $15.00 at March 31, 2014. In connection with our IPO in April 2014, one warrant was exercised on a net basis and the remaining preferred stock warrant was automatically converted into a warrant exercisable for common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. During the three months ending June 30, 2014, we expect to record an expense of approximately $1.7 million due to the increase in the fair value of the convertible preferred stock warrant liabilities from March 31, 2014 through the closing of our IPO on April 7, 2014, driven by an increase in the fair value of the Company's common stock between these dates.

The increase in losses of $0.9 million on foreign currency transactions mainly related to increased volume on foreign denominated transactions and fluctuations in the British Pound in relation to the U.S. Dollar from January 1, 2014 to March 31, 2014 as compared to fluctuations from January 1, 2013 to March 31, 2013.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2014 and 2013 of $50,000 and $50,000, respectively, was primarily related to taxes due in foreign jurisdictions.
Liquidity and Capital Resources
Since our incorporation in April 2007, we have primarily financed our operations and capital expenditures through private sales of convertible preferred stock, our use of our credit facilities, and cash generated from operations. Between 2007 and 2010, we raised $52.6 million from the sale of preferred stock. At March 31, 2014, we had cash of $24.5 million and restricted cash of $1.7 million.
At March 31, 2014, we had $3.8 million in debt obligations under our credit facility with Silicon Valley Bank and $36.2 million available for additional borrowings. We are permitted to prepay outstanding amounts under the credit facility without penalty and with nominal prepayment costs and in April 2014, we repaid all of our outstanding debt under the credit facility.
At our option, loans under the credit facility may bear interest based on either the LIBOR rate or the prime rate plus, in each case, an applicable margin. The applicable margins under the credit facility are (i) 2.00% or 3.50% per annum in the case of LIBOR rate loans, and (ii) 0.00% or 1.50% per annum in the case of prime rate loans (based on Silicon Valley Bank’s net exposure to us after giving effect to unrestricted cash held at Silicon Valley Bank and its affiliates plus up to $3.0 million held at other institutions). In addition, an unused revolver fee in the amount of 0.15% per annum of the average unused portion of the credit facility is payable by us to Silicon Valley Bank monthly in arrears.
Our credit facility restricts our ability to, among other things, sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt.
In addition, in the event that the amount available to be drawn is less than 20% of the maximum line amount of the credit facilities, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. Currently, we would not satisfy this minimum fixed charge coverage ratio test, which is defined as a ratio of adjusted EBITDA to the sum of interest accrual and principal payments required to be paid during the relevant measurement period. However, we meet the specified excess availability threshold, so we are not currently required to satisfy the fixed charge coverage ratio test. At March 31, 2014, our fixed charge coverage ratio was (7.53) to 1.00.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, Silicon Valley Bank would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at March 31, 2014.
On April 7, 2014, we completed our IPO whereby 6,432,445 shares of common stock were sold by us (including 1,015,649 shares sold pursuant to the underwriters' exercise or their over-allotment option), and 1,354,199 shares of common stock were sold by selling stockholders. The Company received proceeds from the offering of approximately $86.2 million after deducting the underwriting discounts and commissions, and offering expenses. The Company did not receive any proceeds from the sales of shares by the selling stockholders.

We believe our existing cash and cash flow from operations, together with the undrawn balance under our credit facility with Silicon Valley Bank and proceeds from the IPO, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
There can be no assurances that we will be able to raise additional capital which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash flows used in operating activities	$(1,809)	$(2,243)
Cash flows used in investing activities	(3,072)	(3,855)
Cash flows used in financing activities	(664)	(170)
Effects of exchange rates on cash	53	(355)
Decrease in cash and cash equivalents	$(5,492)	$(6,623)
Operating Activities
Our cash flows from operating activities is primarily influenced by increases or decreases in collections from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support the anticipated growth of our business. Cash flows from operating activities has been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, and we typically experience our highest level of cash flows used in operating activities during the first quarter of a given year due to the seasonality in our business, mainly due to cash flows associated with the activity related to the fourth quarter of the previous year. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarter basis.
For the three months ended March 31, 2014, cash used in operating activities of $1.8 million resulted from our net loss of $6.1 million, offset by non-cash expenses of $4.1 million and net changes in our working capital of $0.2 million. The net change in working capital was primarily related to a decrease in accounts payable and accrued expenses of approximately $17.9 million, and a decrease in other liabilities of approximately $1.5 million, offset by a decrease in accounts receivable of approximately $20.1 million, both due to the growth in our revenues, the timing of cash receipts from buyers, and the timing of payments to sellers.
For the three months ended March 31, 2013, cash used in operating activities of $2.2 million resulted from our net loss of $2.2 million offset by non-cash expenses of $4.5 million and net changes in our working capital of $(4.6) million. The net change in working capital was primarily related to a decrease in accounts payable and accrued expenses of approximately $14.0 million, offset by an increase in other liabilities of approximately $0.8 million and a decrease in accounts receivable of approximately $8.6 million, due to the timing of cash receipts from buyers, the timing of payments to sellers, and the seasonality of our business.

Investing Activities
Our primary investing activities have consisted of purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal use software development. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Cash requirements for our working capital needs, capital expenditures or contractual commitments are expected to increase from 2013 to 2014 as a result of a larger amount of our internally developed software costs being capitalized as well as slightly higher costs associated with key initiatives.
During the three months ended March 31, 2014, we used $3.1 million of cash in investing activities, consisting of $2.0 million of investments in our internal use software and $1.1 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at March 31, 2014 and net of amounts financed through capital leases.
During the three months ended March 31, 2013, we used $3.9 million of cash in investment activities, consisting of $1.8 million of investments in property and equipment, $0.8 million of investments in our internal use software, and $1.3 million of cash reclassified to restricted cash in conjunction with our corporate office building lease.

Financing Activities
Our financing activities consisted primarily of borrowings under our Silicon Valley Bank credit facility, including the equipment loans, and the issuance of shares of common stock upon the exercise of stock options. For the three months ended March 31, 2014, cash used in financing activities of $0.7 million was primarily due to payments of $1.5 million for payments of offering costs to our professional advisors related to our IPO, partially offset by proceeds of $0.9 million from stock option exercises.
For the three months ended March 31, 2013, cash used in financing activities of $0.2 million was primarily due to payments of $0.3 million on our equipment loan and capital lease obligations, partially offset by proceeds of $0.1 million from stock option exercises.
Off Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off balance sheet arrangements at March 31, 2014 other than preferred stock cumulative dividends, operating leases, and indemnification agreements described below.

Prior to the closing of our IPO, the holders of our convertible preferred stock were entitled to dividends when, as, and if declared by our board of directors, and prior and in preference to common stock. Unless declared, dividends were not payable except that cumulative dividends were payable in the event of the sale, liquidation, dissolution, or winding up of the company. No dividends were declared or paid. Immediately upon the closing of the offering, each outstanding share of convertible preferred stock was automatically converted into one-half of a share of our common stock and these holders are no longer be entitled to cumulative dividends. Cumulative undeclared preferred stock dividends as of March 31, 2014 were $20.8 million.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, non-cancelable operating lease agreements with data centers that expire through 2019, and facility fee obligations under our outstanding credit facility with Silicon Valley Bank. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2013, we entered into new operating leases for office facilities in New York, Seattle, Berlin, Tokyo, Singapore, Sao Paulo and Sydney. Future non-cancelable minimum commitments as of March 31, 2014 relating to these operating leases totaling $4.1 million are due from April 2014 through June 2019. In connection with the New York lease, the Company entered into an irrevocable letter of credit in the amount of $0.7 million.
In addition, during April 2014, we repaid all of the outstanding debt under the line of credit with Silicon Valley Bank in the amount of $3.8 million, which was due in 2018. At December 31, 2013, liabilities for unrecognized tax benefits of $1.5 million, which are attributable to U.S. income taxes, were not included in our contractual obligations because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities. There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2014.

In the ordinary course of business, we enter into agreements with sellers, buyers and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, the valuation of common stock for periods prior to our IPO, including assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and stock-based compensation expense, the valuation of pre-IPO preferred stock warrant liabilities, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements presented in the Company's prospectus filed with the SEC on April 2, 2014 pursuant to Rule 424(b) under the Securities Act of 1933.
Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our current and non-current term debt and line of credit are at variable interest rates.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2014, including intercompany balances, would result in a foreign currency loss of approximately $2.8 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

As we disclosed in our Registration Statement on Form S-1 in connection with our initial public offering, we identified certain material weaknesses in our internal control over financial reporting resulting from:

•	a historical lack of qualified personnel within our accounting function that possessed an appropriate level of expertise to perform certain functions;

•	absence of formalized and documented policies and procedures;

•	absence of appropriate review and oversight responsibilities;

•	lack of an effective and timely financial close process;

•	lack of general information technology controls over financially significant applications, including inadequate segregation of duties; and

•	lack of regular evaluations of the effectiveness of internal control over financial reporting.

As described in our Registration Statement on Form S-1 and as discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts
As we disclosed in our Registration Statement on Form S-1, we commenced measures to remediate the identified material weaknesses during the third quarter of 2013, including:

•	building a more experienced accounting and finance organization with expertise to perform specific functions;

•	implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analysis; and

•	designing and implementing improved processes and internal controls, including ongoing senior management review.
During the three months ended March 31, 2014, we have taken additional steps to remediate the material weaknesses, including:

•	continued to implement our corporate governance framework and adopted a new code of business conduct;

•	substantially formalizing policies and procedures;

•
implementing processes for creating an effective and timely close process by establishing and streamlining defined work flow processes among functional areas, utilizing a detailed daily financial close checklist for accountability, creating balance sheet reconciliation templates for all accounts and providing additional training for accounting and finance personnel; and

•	implementing a framework for regular evaluations of the effectiveness of internal control over financial reporting.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1A. Legal Proceedings.
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2014. However, based on our knowledge as of March 31, 2014, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.
Risks Relating to Our Business, Growth Prospects and Operating Results
We must grow rapidly to remain a market leader and to accomplish our strategic objectives. If we fail to grow, or fail to manage our growth effectively, the value of our company may decline.
The advertising technology market is dynamic, and our success depends upon the continued adoption of advertising automation and our ability to develop innovative new technologies and solutions for the evolving needs of sellers of advertising, including websites, applications and other digital media property owners, and buyers of advertising. We also need to grow significantly to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to recover and achieve our objectives. Our ability to grow requires access to, and prudent deployment of, capital for hiring, expansion of physical infrastructure to run our solution, acquisition of companies or technologies, and development and integration of supporting sales, marketing, finance, administrative, and managerial infrastructure. Further, the rapid growth we are pursuing will itself strain the organization and our ability to continue that growth and to maintain the quality of our operations. If we are not able to innovate and grow successfully, the value of the company may be adversely affected.
In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of the reach of our solution into evolving digital media, and growth into new geographic markets.
Historically, lower value display advertising has been the largest portion of the business transacted through our solution. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, expand the use of our solution by buyers and sellers utilizing other digital media platforms, including mobile and video, further increase our business in new international markets, and effectively drive the increasing automation in the advertising industry. In order to innovate successfully, we must hire, train, motivate and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. In mobile, video, and other emerging digital platforms, there are competitors with a significant head start in terms of technology and buyer or seller relationships. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets.

Our technology development efforts may be inefficient or ineffective, which may harm our ability to attract buyers and sellers.
Our future success will depend in part upon our ability to enhance our existing solution and to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our solution is complex and requires a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in buyer and seller requirements, market demands, resource availability, regulatory requirements or other factors. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, solutions that respond appropriately to the needs of buyers and sellers, and competitors may develop offerings that more successfully anticipate market evolution and address market expectations. If our solution is not responsive and competitive, buyers and sellers can be expected to shift their business to competing solutions.
We must scale our technology infrastructure to support our growth and transaction volumes. If we fail to do so, we may lose buyers, sellers and revenue from transactions.
When a user visits a website or uses an application where our technology is integrated, our technology must process a transaction for that seller and conduct an auction, often among hundreds of buyers and tens of thousands of advertiser brands, within milliseconds. Our technology must scale to process all of the advertising impressions from the collection of all of the visitors of all of the websites and applications offered on our platform combined. Additionally, for each individual advertising impression, our technology must be able to send bid requests to all of the appropriate and available buyers on our platform. It must perform these transactions end-to-end at speeds often faster than the page or application loads for the user. In short, our technology needs to processes the combined volume of every website and application and all of the buyers’ bidding technologies, which evolve over time, at speeds that are often faster than their capabilities. We must be able to continue to increase the capacity of our platform in order to support substantial increases in the number of buyers and sellers, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery, all to support the network effect of our solution. If we are unable to effectively increase the scale of our platform to support and manage a substantial increase in the number of transactions, as well as a substantial increase in the amount of data we process, on a cost effective basis, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to continue processing these transactions at fast enough speeds or if we are unable to support emerging advertising formats or services preferred by advertisers, we may be unable to obtain new buyers or sellers, we may lose existing buyers or sellers or we could lose revenue from failure to process transactions in a timely manner, any of which could cause our revenue to decline. We expect to continue to invest in our platform in order to meet increasing demand. Such investment may negatively affect our profitability and results of operations.
We have a history of losses and may not achieve and sustain profitability in the future.
We incurred net losses of $6.1 million for the quarter ended March 31, 2014, and $9.2 million, $2.4 million and $15.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of March 31, 2014, we had an accumulated deficit of $68.2 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease due to competitive pressures, maturation of our business or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing and related support employees in existing and new territories, investing in our technology and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with an investment in our common stock.
We were incorporated in 2007 and consequently have only a limited operating history upon which our business and future prospects may be evaluated. We may not be able to sustain the rate of growth we have achieved to date, or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges related to recruiting; allocating and making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; integrating, motivating, and retaining qualified employees; developing relationships with buyers and sellers; developing new solutions; and establishing and maintaining our corporate infrastructure, including internal controls relating to our financial and information technology systems. We must improve our current operational infrastructure and technology to support significant growth and to respond to the evolution of our market and competitors’ developments. Our business prospects depend in large part on our ability to:

•	build and maintain our reputation for innovation and solutions that meet the evolving needs of buyers and sellers;

•	distinguish ourselves from the wide variety of solutions available in our industry;

•	maintain and expand our relationships with buyers and sellers;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	attract, hire, integrate and retain qualified employees;

•	effectively execute upon our international expansion plans;

•	maintain our cloud-based technology solution continuously without interruption 24 hours a day, seven days a week; and

•	anticipate and respond to varying product life cycles, regularly enhance our existing advertising solutions and introduce new advertising solutions on a timely basis.
There is no assurance that we will meet these and other challenges, and failure to meet one or more of these objectives or otherwise adequately address the risks and difficulties that we face will have an adverse effect on our business and may result in revenue loss and inability to sustain profitability or achieve further growth.
Our operating results may fluctuate significantly depending upon various factors, which could make our future operating results difficult to predict and cause our operating results to fall below analysts’ and investors’ expectations.
Our operating results are difficult to predict due to a number of factors, particularly because we generally do not have long-term arrangements with buyers or sellers. We have from time to time experienced significant variations in revenue and operating results from period to period. Our operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:

•	seasonality in demand for digital advertising;

•	changes in pricing of advertising inventory or pricing for our solution and our competitors’ offerings;

•	the addition or loss of buyers or sellers;

•	changes in the advertising strategies or budgets or financial condition of advertisers;

•	the performance of our technology and the cost, timeliness and results of our technology innovation efforts;

•
advertising technology and digital media industry conditions and the overall demand for advertising, or changes and uncertainty in the regulatory environment for us or buyers or sellers, including with respect to privacy regulation;

•	the introduction of new technologies or service offerings by our competitors and market acceptance of such technologies or services;

•
our level of expenses, including investment required to support our technology development, scale our technology infrastructure and business expansion efforts, including acquisitions, hiring and capital expenditures, or expenses related to litigation;

•	the impact of changes in our stock price on valuation of stock-based compensation, warrants or other instruments that are marked to market;

•
the effect of our efforts to maintain the quality of transactions on our platform, including the blocking of non-human inventory and traffic, which could cause a reduction in our revenue if there are fewer transactions consummated through our platform even though the overall quality of the transactions may have improved;

•	the effectiveness of our financial and information technology infrastructure and controls; and

•	changes in accounting policies and principles and the significant judgments and estimates made by management in the application of these policies and principles.
Because significant portions of our expenses are relatively fixed, variation in our quarterly revenue could cause significant variations in operating results and resulting stock price volatility from quarter to quarter. Our business has evolved significantly since our founding, and we expect the business to continue to evolve rapidly. Accordingly, period-to-period comparisons of our historical results of operations are not necessarily meaningful, and historical operating results may not be indicative of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.
Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, particularly in the fourth quarter of our fiscal year, can make it difficult to predict our revenue and could adversely affect our business.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and buyers may spend more in the fourth quarter for budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the fourth quarter, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the budget crisis in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand. In addition, concerns over the sovereign debt situation in certain countries in the European Union as well as continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.
Seasonal fluctuations in digital advertising activity, which may historically have been less apparent due to our historical revenue growth, could adversely affect our cash flows and operating results.
Our managed revenue, revenue, cash flow from operations, operating results and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Seasonal fluctuations historically have been less apparent due to our historical revenue growth, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could result in material fluctuations of our revenue, cash flow, operating results and other key operating and financial measures from period to period.
Our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we assimilate new employees, we could lose the innovation, creativity and teamwork fostered by our culture.
We are undergoing rapid growth, including in our employee headcount. As of March 31, 2014, we had 380 employees. A significant portion of our management team joined us in 2013. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, and we may continue to do so. This rapid influx of large numbers of people from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire companies and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Risks Related to the Advertising Technology Industry, Market and Competition
The digital advertising market is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.
The digital advertising market is relatively new and our solution may not achieve or sustain high levels of demand and market acceptance. While display advertising has been used successfully for many years, marketing via new digital advertising channels, such as mobile and social media and digital video advertising, is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as digital display advertising, in which our capabilities are more established. In addition, as we push for the expansion and adoption of increased automation in the advertising industry, it will be important for the success of any such expansion for personnel at buyers and sellers to adopt our solution in lieu of their traditional use of manual operations for order placement. It is difficult to predict adoption rates, demand for our solution, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions. Any expansion of the market for digital advertising solutions depends on a number of factors, including the growth of the digital advertising market, the growth of social, mobile and video as advertising channels and the cost, performance and perceived value associated with digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending or otherwise, or if we fail to develop capabilities to meet the needs of buyers and sellers of mobile and video advertising, our competitive position will be weakened and our revenue and results of operations could be harmed.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors, including Google, who, in some cases, are also buyers on our platform. We also compete for supply of advertising inventory against a variety of competitors, including Google. Some of our existing and potential competitors are better established, benefit from greater name recognition, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms. Some buyers that use our solution have their own relationships with sellers and can directly connect advertisers with sellers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us. In addition, as a result of solutions introduced by us or our competitors in the rapidly evolving and fluid advertising market, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. New competitors may emerge through acquisitions or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or compel us to reduce our prices and could make it more difficult to grow our business profitably.
We anticipate continued consolidation in the advertising technology industry, increasing the capabilities and competitive posture of larger companies and enabling new competitors to emerge. Many buyers and sellers are large consolidated organizations that may need to acquire other companies in order to grow. Smaller buyers and sellers may need to consolidate in order to compete effectively. There is a finite number of large buyers and sellers in our target markets, and as technology continues to improve and market factors continue to compel investment by others in the business, market saturation may change the competitive landscape in favor of larger competitors with greater scale. Moreover, any consolidation of buyers or sellers may give the resulting enterprises greater bargaining power or result in the loss of buyers and sellers that use our platform, and thus reduce our potential base of buyers and sellers, each of which would lead to erosion of our revenue.
Our business depends on our ability to collect and use data to deliver advertisements, and to disclose data relating to the performance of advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers and revenue.
When advertisements are placed through our solution, we are able to collect anonymous information about the placement of the advertisement and the interaction of the device user with the advertisement, such as whether the user visited a landing page or watched a video. We are also able to collect information about pricing of advertisements, historical clearing prices, bid responses, what types of advertisements are allowed on a particular website, which websites a buyer prefers, what ad formats are available to be served, advertisement size and location, where a user is located, how many advertisements the user has seen, browser or device information and sellers’ proprietary data about users. As we collect and aggregate this data provided by trillions of advertising impressions, we analyze it in order to facilitate optimization of the pricing, placement and scheduling of advertisements purchased by buyers across the advertising inventory provided by sellers.

Sellers or Internet users might decide not to allow us to collect some or all of the data we collect or might limit our use of it. For example, a seller might not agree to provide us with data generated by interactions with the content on its applications, or device users might not consent to share their information about device usage. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and advertisers. This, in turn, could hurt our revenue and impair our business.
Although our contracts with sellers generally permit us to aggregate data from advertising placements, sellers in the future may prohibit the collection or use of this data or request that we discontinue using data obtained from their transactions that has already been aggregated with other data. It would be difficult, if not impossible, and costly to comply with these requests. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory obligations regarding the collection, use and processing of data, could also limit our ability to aggregate and analyze the data from transactions effected through our solution. Restrictions or limitations on our use of data could reduce the utility and value of our solution, resulting in loss of volume and reduced pricing.
If the use of “third party cookies” is restricted or otherwise subject to unfavorable regulation, our performance may decline and we may lose advertisers and revenue.
We use “cookies,” or small text files, to gather data to enable our solution to be more effective. Cookies that we place are generally regarded as “third party cookies” because they are placed on individual browsers when Internet users visit a website owned by a seller, advertiser or other first party that has given us permission to place cookies. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personal information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen and browser or device information. We may also receive information from cookies placed by advertisers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user’s browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertiser’s campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. In addition to cookies, we sometimes place pixels on seller websites to track data regarding users’ visits to such websites. We may use such information internally to optimize our services, and may provide such data, or analyzes based on such data, to buyers or sellers as part of our services. If sellers restrict our ability to place such pixels on their websites, or if the use of such tracking mechanisms is restricted by laws in the future, it may diminish the value of our services.
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising.
Limitations on the use or effectiveness of cookies, whether imposed by regulation or otherwise, may impact the performance of our solution. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional applications and technologies to compensate for the lack of cookie data, which may require substantial investment on our part. However, we may not be able to develop or implement additional applications that compensate for the lack of cookie data. Moreover, even if we are able to do so, such additional applications may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.
Prominent sellers have announced plans to replace cookies with alternative mechanisms, and if cookies are discontinued in favor of proprietary tracking mechanisms, our costs to develop alternatives could increase, our ability to optimize advertisements may suffer, and we may be placed at a competitive disadvantage to others that utilize proprietary user tracking mechanisms.
Google and Microsoft have announced intentions to discontinue the use and deployment of cookies, and to develop alternative methods and mechanisms for tracking web users. There are also reports that other prominent web sellers, such as Amazon, Facebook, and Apple, are also developing alternative web tracking technologies to displace the use of cookies. These alternative mechanisms have not been described in technical detail, and have not been announced with any specific stated time line. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without the deployment of cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage without deploying third party cookies. Alternatively, such companies may build alternative and potentially proprietary user tracking methods into their widely-used web browsers.

If cookies are effectively replaced by proprietary alternatives, any continued attempt by us to use cookie-based methods may face negative consumer sentiment and otherwise place us at a competitive disadvantage. If cookies are replaced, in whole or in part, by proprietary alternatives, we would need to develop alternative proprietary tracking methodologies, which would require substantial investment from us, or which may not be commercially feasible given our relatively small size and the fact that development of such technologies may require technical skills that differ from our core engineering competencies. If we find that the development of alternative tracking methodologies is not feasible, we may be effectively obligated to license proprietary tracking mechanisms and data from companies that have developed them, which also compete with us as advertising networks, and we may only be able to obtain such licenses on economically and operationally unfavorable terms. If such proprietary web-tracking standards are owned by companies that compete with us, they may be unwilling to make such technology available to us. Further, if such proprietary web tracking standards are owned by sellers or browser operators that have access to user information by virtue of their popular consumer-oriented websites or browsers and have the technology designed for use in conjunction with the types of user information collected from their websites, we may still be at a competitive disadvantage even if we license their technology.
If cookies are effectively replaced by tracking technologies that are adopted as open industry-wide standards rather than proprietary standards, we may still incur substantial costs to replace cookie-based tracking mechanisms with these new tracking technologies. This may impose substantial re-engineering costs, and may also diminish the quality or value of our services to advertisers, if such new web-tracking technologies do not provide us with the quality or timeliness of the tracking data that we currently generate from cookies.
If the use of “third party cookies” or digital advertising generally is rejected by Internet users, our performance may decline and we may lose advertisers and revenue.
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third party cookies from being stored on a user’s computer. If more Internet users adopt these ad blocking settings, utilize privacy modes when browsing seller websites, or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default, as do Apple’s iPad and iPhones. Many applications and other devices offer paid subscriptions or other paid downloads to users who do not wish to receive advertisements. The browser manufacturer Mozilla, which publishes Firefox, recently announced an intention to block third party cookies by default in the next iteration of the Firefox browser. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device. As a consequence, fewer of our cookies or sellers’ cookies may be set in browsers or accessible in mobile devices, which adversely affects our business.
“Do Not Track” options in web browsers, as well as emerging government disclosure obligations and other potential regulations, could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns transacted through our solution, and as a result may degrade our performance for our advertisers or sellers.
Current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” messages, whereby users indicate that they do not wish to have their web usage tracked. However, there are currently no definitions of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. The World Wide Web Consortium chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary “Do Not Track” standard for the web, but this effort appears to be disbanding without having agreed upon a standard. The Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard.

Effective January 1, 2014, amendments to the California Online Privacy Protection Act of 2003, California Business and Professional Code § 22575 et seq., require operators of websites or online services to disclose how the operator responds to “Do Not Track” signals regarding the collection of personally identifiable information about an individual consumer’s online activities over time and across third-party Web sites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer’s online activities over time and across different Web sites or online services. It is possible that other states could adopt legislation similar to California’s. The Do-Not-Track Online Act of 2013 was introduced in the United States Senate in February 2013, and it is possible that the federal government may adopt Do Not Track legislation. We may be subject to disclosure requirements such as California’s, and while we do not collect data that is traditionally considered personally identifiable information in the United States without user consent, we may nonetheless elect to respond by adopting a policy to discontinue profiling or web tracking in response to “Do Not Track” requests, and it is possible that we could in the future be prohibited from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to optimize and target advertisements, and the value of our services.
Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.
In the course of our business, we collect, store, transmit and use information (including geo-location information) related to computing and communications devices (mobile and stationary), user activity on devices and advertisements placed through our solution. U.S. and foreign governments have enacted or are considering legislation related to digital advertising and we expect to see an increase in legislation and regulation related to digital advertising, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy regulation. Such legislation could affect the costs of doing business online and may adversely affect the demand for or effectiveness and value of our solution.
We strive to comply with all applicable laws and regulations relating to privacy and data collection processing, use and disclosure, but these laws and regulations are continually evolving, not always clear, and not always consistent across the jurisdictions in which we do business. We are aware of several ongoing lawsuits filed against companies in the digital advertising industry alleging various violations of consumer protection and computer crime laws, asserting various privacy-related theories. Any such proceedings brought against us could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. We may also be contractually liable to indemnify and hold harmless buyers or sellers from the costs or consequences of litigation resulting from using our services or from the disclosure of confidential information, which could damage our reputation among our current and potential sellers, buyers or advertisers, require significant expenditures of capital and other resources and cause us to lose business and revenue.
A wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner to commercially harm us while favoring their solutions. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target advertisements and communication with consumers through mobile devices and/or using location and the collection of data from apps and websites that are targeted to children. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. On May 1, 2014, the President's Council of Advisors on Science and Technology released a report entitled "Big Data and Privacy: A Technological Perspective" that, among other things, advocates greater scrutiny of, and potential increased regulation of, the use of data by private enterprises, including companies in the online advertising space. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use information collected from or about children. In addition, the European Union has adopted Directive 2002/58/EC, commonly referred to as the EU e-Privacy Directive, and is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering our solution in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

We take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, but such measures may not always be effective. Our failure to comply with applicable laws and regulations or industry standards applicable to personal data or other data relating to consumers, or to protect such data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill. Even the perception of concerns relating to our collection, use, disclosure, and retention of data, including our security measures applicable to the data we collect, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future buyers and sellers.
The European Parliament is considering revocation of the EU-U.S. Safe Harbor Framework, under which personal data of EU residents may be transferred to the United States, and this revocation, if implemented, could hamper our plans to expand our business in Europe.
The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the Data Protection Directive) as well as legislation adopted in the member states to implement the Data Protection Directive. The transfer of what is deemed to be personal data of EU subjects is currently permitted under a process agreed to by the EU and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses commit to treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive, and may self-certify their compliance with the Safe Harbor Framework.
The EU is currently considering adoption of a General Data Protection Regulation to supersede the Data Protection Directive, and a European Parliament Inquiry has recently indicated that it will recommend suspension of the Safe Harbor Framework as part of the General Data Protection Regulation. Meanwhile, the European Commission recently published its analysis of the Safe Harbor Framework and concluded that it should be revised to include greater transparency and active enforcement. If restrictions are adopted by the EU that prohibit the transfer of our data regarding EU subjects to our computer servers in the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our expansion plans in Europe, or render such plans commercially infeasible.
Changes to the definition of personal information or personal data, as well as jurisdictional variances regarding what constitutes personal information or personal data, may require us to change our business practices, which may inhibit our ability to conduct our business.
Although we do not collect data that is traditionally considered personal data in the United States, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial or health data in the ordinary course of providing our solution (except to the limited extent personal data is voluntarily submitted by a user or collected by us with the user's knowledge and consent), we typically do collect and store IP addresses, geo-location information, and other device identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, the EU generally regards IP addresses as personal data.
Evolving definitions of personal data, within the EU, the United States and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, location data and other such information, may cause us in the future to change our business practices, diminish the quality of our data and the value of our solution, and hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States.
If mobile connected devices or any other devices, their operating systems, Internet browsers or content distribution channels, including those controlled by our competitors, develop in ways that prevent advertisements from being delivered to their users, our ability to grow our business will be impaired.
Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems or Internet browsers is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems or Internet browsers, either because of technological constraints or because a maker of these devices or developer of these operating systems or Internet browsers wished to impair our ability to provide advertisements on them or our ability to fulfill advertising inventory from developers whose applications are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

Changes in tax laws affecting us and other market participants could have a material adverse effect on our business.
U.S. legislative proposals have been made that, if enacted, would limit or delay the deductibility of advertising costs for U.S. federal income tax purposes. Any such proposals, if enacted, will likely cause advertisers to reduce their advertising spending in order to mitigate or offset any loss resulting from a change in the tax treatment of such costs. Accordingly, any such changes would likely have a negative impact on the advertising industry and us by reducing the aggregate amount of money spent on advertising.
U.S. legislation has also been proposed that would limit the ability to defer taxation for U.S. federal income tax purposes of earnings outside the United States until those earnings are repatriated. Any changes in the taxation of our non-U.S. earnings could increase our tax expense and harm our financial position and results of operations.
We generally do not have privity with Internet users who view advertisements that we place, and we may not be able to disclaim liabilities from such Internet users or consumers.
Advertisements on websites, applications and other digital media properties of sellers purchased through our solution are viewed by Internet users visiting these digital media properties. Sellers often have terms of use in place with their users that disclaim or limit their potential liabilities to such users, or pursuant to which users waive rights to bring class-actions against the sellers. Certain of our competing advertisement networks are also prominent sellers, and may be able to include protections in their website terms of use that also limit liability to users for their advertising services. We generally do not have terms of use in place with such users. As a consequence, we generally cannot disclaim or limit potential liabilities to such users through terms of use, which may expose us to greater liabilities than competing advertising networks that are also prominent sellers.
Changes in market standards applicable to our solution could require us to incur substantial additional development costs.
Market forces, competitors’ initiatives, regulatory authorities, industry organizations, seller integration revisions and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. For example, in 2013, changes to the Children’s Online Privacy Protection Act required us to change our system to stop user tracking on some seller websites. In addition, German law required us to make engineering changes to stop tracking IP addresses in that country. Consensus or law on a “do not track” standard could require us to stop tracking of many Internet users. Similar dynamics are evolving in international markets.
We expect compliance with these kinds of standards to become increasingly important to buyers and sellers, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our solution is not consistent with emerging standards, our market position and sales could be impaired. If we make the wrong decisions about compliance with these standards, or are late in conforming, or if despite our efforts our solution fails to conform, our offerings will be at a disadvantage in the market to the offerings of competitors who have complied.
Failure to comply with industry self-regulation could harm our brand, reputation and our business.
In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of Internet advertising. For example, we have undertaken to comply with the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in Europe adopted by the Interactive Advertising Bureau—Europe and the European Digital Advertising Alliance. On our website, we offer Internet users the ability to opt out of receiving interest-based advertisements based on a cookie we place. However, in the past, some of these guidelines have not comported with our business practices, making them difficult for us to implement. If we encounter difficulties in the future, or our opt-out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, buyers, sellers or other private parties. Any such action against us could be costly and time consuming, require us to change our business practices, divert management’s attention and our resources and be damaging to our reputation and our business. In addition, we could be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business. As a result of such inconsistencies or conflicts, or other business or legal considerations, we may choose not to comply with some self-regulatory guidelines. If we fail to abide by or are perceived as not operating in accordance with applicable laws and regulations and industry best practices or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer and we could lose relationships with buyers and sellers.

Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.
We have in the past provided, and may continue to provide, forecasts related to our market, including forecasts relating to the expected growth in the digital advertising market and parts of that market (including display, mobile and digital video advertising), as well as the forecasted trend towards automation of analog and print advertising markets. Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Moreover, the anticipation that the advertising industry will continue to shift from analog and print media to digital advertising at the rate forecasted or the anticipation of the shift in advertising spending from analog to digital may not come to fruition. Further, we may not succeed in our plans to enter or increase our presence in various markets for various reasons, including possible shortfall or misallocation of resources or superior technology development or marketing by competitors.
Risks Related to Our Relationships with Buyers and Sellers and Other Strategic Relationships
We depend on owners of digital media properties for advertising inventory to deliver advertisers’ advertising campaigns, and any decline in the supply of advertising inventory from these sellers could hurt our business.
We depend on digital media properties to provide us with advertising inventory within their websites and applications. The sellers that supply their advertising inventory to us typically do so on a non-exclusive basis and are not required to provide any minimum amounts of advertising inventory to us or provide us with a consistent supply of advertising inventory. Sellers may seek to change the terms at which they offer inventory to us or they may elect to make advertising inventory available to our competitors who offer advertisements to them on more favorable economic terms. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory. These restrictions may include strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, or restrictions on the use of specified creative content or format. In addition, sellers or competitors could pressure us to increase the prices for inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver advertisements using our solution.
If sellers decide not to make advertising inventory available to us, decide to increase the price of inventory, or place significant restrictions on the sale of their advertising inventory, we may not be able to replace this with inventory from other sellers that satisfies our requirements in a timely and cost-effective manner. In addition, significant sellers in the industry may enter into exclusivity arrangements with our competitors, which could limit our access to a meaningful supply of advertising inventory. If any of this happens, the value of our solution to buyers could decrease and our revenue could decline or our cost of acquiring inventory could increase, lowering our operating margins.
Our contracts with buyers are generally not exclusive and generally do not require minimum volumes or long-term commitments. If a buyer, or group of buyers, representing a significant portion of our business decides to materially reduce the use of our solution, we could experience an immediate and significant decline in our revenue and profitability and harm to our business.
Generally, buyers conduct business with our competitors as well as with us, and are not obligated to provide us with any minimum volumes of business. Most of our business with buyers originates pursuant to “insertion orders,” which are often limited in scope and can be reduced or canceled by the buyer without penalty. Accordingly, our business is highly vulnerable to changes in the macro environment and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers to migrate to competitors’ offerings. Further, if our relationship with a buyer becomes strained due to service failures or other reasons, it is very easy for that buyer to reduce or terminate its business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current buyers will continue to use our solution or that we will be able to replace lost buyers with new ones. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenue, which would harm our profitability and other operating results. If a buyer or group of buyers representing a significant portion of our business decides to materially reduce use of our solution, it could cause an immediate and significant decline in our revenue and profitability and harm to our business.

Loss of business associated with large buyers or sellers could have significant negative impact on our results of operations and overall financial condition.
Certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Consequently, the retention of large buyers and sellers is important to our operating results as well as the robustness of our exchange. Our contracts with buyers and sellers generally do not provide for any minimum volumes or may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us for a variety of reasons, including financial issues or other changes in circumstances, new offerings by or strategic relationships with our competitors, change in control (including consolidations through mergers and acquisitions), or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues could also cause a decline in spending. The number of large media buyers in the market is finite, and it could be difficult for us to replace revenue loss from any buyers whose relationships with us diminish or terminate. Similarly, it could be difficult for us to replace inventory loss from any large sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect. Loss of revenue from significant buyers or failure to collect accounts receivable, whether as a result of buyer payment default, contract termination or other factors, or significant reductions in inventory, could have a significant negative impact on our results of operation and overall financial condition.
We rely on buyers to use our solution to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles, which may result in credit risk to us.
Our revenue is generated from advertising spending transacted over our platform using our technology solution. We invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered even if we are unable to collect from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur.
Our sales efforts with buyers and sellers may require significant time and expense.
Attracting new buyers and sellers and increasing our business with existing buyers and sellers involves substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. We may spend substantial time and effort educating buyers and sellers about our offerings, including providing demonstrations and comparisons against other available solutions. This process can be costly and time-consuming, and is complicated by us having to spend time integrating our solution with software of buyers and sellers. Because our solution may be less familiar in some markets outside the United States, the time and expense involved with attracting, educating and integrating buyers and sellers in international markets may be even greater than in the United States. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.
If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to generate anticipated revenue.
Increasing our base of buyers and sellers and achieving broader market acceptance of our solution will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new buyers and sellers and to drive sales to our existing buyers. We currently plan to expand our sales team in order to increase revenue from new and existing buyers and sellers and to further penetrate our existing markets and expand into new markets, such as mobile, digital video and additional international markets. Our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel. In particular, it may be difficult to find qualified sales personnel in international markets, or sales personnel with experience in emerging segments of the market, such as mobile and digital video. Our ability to achieve revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. These new employees require significant training and experience before they achieve full productivity. We estimate that it takes approximately six months before a newly hired domestic sales representative is fully trained and productive in selling our solution, and often longer in the case of non-U.S. sales representatives and sales personnel focused on new geographies or specific market segments. As a result, the cost of hiring and carrying new sales team members cannot be offset by the revenue they produce for a significant period of time. Our recent hires and planned hires may not become productive as quickly as we would like, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

Legal claims resulting from the actions of buyers or sellers could expose us to liabilities, damage our reputation, and be costly to defend.
The buyers and sellers engaging in transactions through our platform impose various requirements upon each other, and they and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. We assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts we enter into with buyers and sellers. In addition, we may have responsibility for some acts or omissions of buyers or sellers transacting business through our solution under applicable laws or regulations or as a result of common law duties, even if we have not assumed responsibility contractually. These responsibilities could expose us to significant liabilities, perhaps without the ability to impose effective mitigating controls upon or to recover from buyers and sellers. Moreover, for those third parties who are both a buyer and seller on our platform, it is feasible that they could use our platform to buy and sell advertisements in an effort to inflate their own revenue. While we do not believe we would have legal liability in connection with such a scheme, we could still nevertheless be subject to litigation as a result of such actions, and, if we were sued, we would incur legal costs in our defense and cannot guarantee that a court would not attribute some liability to us.
We generally attempt to obtain representations from buyers that the advertising they place through our solution complies with applicable laws and regulations and does not violate third-party intellectual property rights, and from sellers about the quality and characteristics of the impressions they provide. We also generally receive representations from buyers and sellers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection practices. However, we are not always able to verify or control their compliance with their obligations under their agreements with or to consumers or other third parties, and the acts or omissions of sellers, buyers or advertisers may subject us to regulatory action, legal claims and liability that would be difficult and costly to defend and expose us to significant costs and reputational harm. We may not have adequate indemnity to protect us against, and our policies of insurance may not cover, such claims and losses.
Our business relationships expose us to risk of substantial liability for contract breach, violation of laws and regulations, intellectual property infringement and other losses, and our contractual indemnities and limitations of liability may not protect us adequately.
Our agreements with sellers, buyers and other third parties typically obligate us to provide indemnity and defense for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. For example, because our business interposes us between buyers and sellers in various ways, buyers often require us to indemnify them against acts and omissions of sellers, and sellers often require us to indemnify them against acts and omissions of buyers. In addition, our agreements with sellers, buyers and other third parties typically include provisions limiting our liability to the counterparty and the counterparty’s liability to us. These limits sometimes do not apply to certain liabilities, including indemnity obligations. These indemnity and limitation of liability provisions generally survive termination or expiration of the agreements in which they appear.

We have limited ability to control acts and omissions of buyers and sellers or other third parties that could trigger our indemnity obligations, and our policies of insurance may not cover us for acts and omissions of others. We attempt to obtain indemnity from buyers and sellers (as well as other third parties), to protect us in case we become liable for their acts and omissions, but because we contract with many buyers and sellers and those contracts are individually negotiated with different scopes of indemnity and different limits of liability, it is possible that in any case our obligation to provide indemnity for the acts or omissions of a third party such as a buyer or seller may exceed what we are able to recover from that party. Further, contractual limits on our liability may not apply to our indemnity obligations, contractual limits on our counterparties’ liability may limit what we can recover from them and contract counterparties may be unable to meet their obligations to indemnify and defend us as a result of insolvency or other factors. Large indemnity obligations, or obligations to third parties not adequately covered by the indemnity obligations of our contract counterparties, could expose us to significant costs.
In addition to the effects on indemnity described above, the limitation of liability provisions in our contracts may, depending upon the circumstances, be too high to protect us from significant liability for our own acts or omissions, or so low as to prevent us from recovering fully for the acts or omissions of our counterparties.

Our solution relies on third-party open source software components. Failure to comply with the terms of the underlying open source software licenses could expose us to liabilities, and the combination of certain open source software with code that we develop could compromise the proprietary nature of our solution.
Our solution utilizes software licensed to us by third-party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
Although we monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on us. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating using our solution on terms that are not economically feasible, to re-engineer our solution or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code.
Risks Relating to Our Operations
Real or perceived errors or failures in the operation of our solution could damage our reputation and impair our sales.
Our solution processes more than 2.5 million peak queries per second and approximately 3 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers’ or buyers’ software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to process data to place advertisements or price inventory effectively or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them.
We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack in confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business.
Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss, loss of adequate cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; (iv) financial insolvency; and (v) computer viruses, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because of the difficulty associated with prevention and remediation of intentional attacks and sabotage, and because they can be used to steal confidential or proprietary data from us or our users. Further, because our Los Angeles headquarters and San Francisco office and our California and Japan data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.

We attempt to mitigate these risks to our business through various means, including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems, and our ability to mitigate risks to related third-party systems is limited. In addition, we rely to a significant degree upon security and business continuity measures of our data center operators, which may be ineffective. Our disaster recovery and business continuity plans rely upon third-party providers of related services, and if those vendors fail us, we could be unable to meet the needs of buyers and sellers. Any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Inaccessibility of our data would have a significant adverse effect upon the operation of our solution. Any failures with our solution or delays in the execution of transactions through our system may result in the loss of advertising placements on impressions and, as a result, the loss of revenue. Our facilities would be costly to repair or replace, and any such efforts would likely require substantial time.
Buyers may perceive any technical disruption or failure in the performance of advertisements on seller’s digital media properties to be attributable to us, and our reputation could similarly suffer, or buyers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to operate our exchange and deliver advertising impressions successfully, our ability to attract potential buyers and sellers and retain and expand business with existing buyers and sellers could be harmed and our business, financial condition and operating results could be adversely affected.

Malfunction or failure of our systems, or other systems that interact with our systems, could disrupt our operations and negatively impact our business and results of operations to a level in excess of any applicable business interruption insurance. Interruption in the operation of our solution would result in a loss of revenue and potential liability to buyers and sellers, and any significant instances of system downtime could negatively affect our reputation and ability to sell our solution.
Any breach of confidential data in our possession could expose us to significant expense and liabilities and harm our reputation.
We must maintain facility and systems security measures to preserve the confidentiality of certain data belonging or related to sellers, buyers and their clients that is transmitted through or stored on our systems or is otherwise in our possession. Additionally, we maintain our own confidential information, and confidential information received from other third parties, in our facilities and systems. We take steps to protect the security, integrity and confidentiality of this data, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts. Security breaches, computer malware and computer hacking attacks may occur on our systems or those of our information technology vendors in the future. Any security breach with respect to this information, whether caused by hacking, the inadvertent transmission of computer viruses or other harmful software code, or otherwise, could result in the unauthorized disclosure, misuse or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, other liabilities and significant costs for remediation and re-engineering to prevent future occurrences. In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs, our solution may be perceived as not being secure, and sellers and buyers may reduce or cease the use of our solution. Additionally, buyers and sellers typically have security measures in place, but we typically do not have means for controlling the adequacy or efficacy of their security measures.
Despite our security measures, and those of buyers and sellers, we are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers, or otherwise. This could result in third parties obtaining unauthorized access to sellers’ or advertisers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our advertisers’ data or our data, including intellectual property and other confidential business information.
Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain may harm our reputation and our relationships with advertisers and sellers or harm our ability to retain and attract new buyers and sellers. Any of these could harm our business, financial condition and results of operations.

If any such unauthorized disclosure or access does occur, we may be required to notify buyers and sellers or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. The unauthorized use or disclosure of information in our control may result in the termination of one or more of our commercial relationships or a reduction in the confidence of buyers, sellers or Internet users and usage of our solution. We may also be subject to litigation and regulatory action alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential buyers, sellers or Internet users, require significant expenditures of capital and other resources and cause us to lose business and revenue.
Failure to maintain the brand security features of our solution could harm our reputation and expose us to liabilities.
Advertising is bought and sold through our solution in automated transactions that occur in milliseconds. It is important to sellers that the advertising placed on their media not conflict with existing seller arrangements and be of high quality, consistent with applicable seller standards and compliant with applicable legal and regulatory requirements. It is important to buyers that their advertisements are placed on appropriate media, in proximity with appropriate content, that the impressions for which they are charged are legitimate, and that their advertising campaigns yield their desired results. We use various measures, including proprietary technology, in an effort to store, manage and process rules set by buyers and sellers and to ensure the quality and integrity of the results delivered to sellers and advertisers through our solution. If we fail to properly implement or honor rules established by buyers and sellers, improper advertisements may be placed through our platform, which can result in harm to our reputation as well as the need to pay refunds and other potential legal liabilities.
If we fail to detect fraud or other actions that impact advertisement performance, sellers, advertisers or buyers could lose confidence in our solution, which would cause our business to suffer. If we terminate relationships with sellers as a result of our screening efforts, our volume of paid impressions may decline.
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform to divert or artificially inflate the purchases by buyers through our platform. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. We use proprietary technology to identify non-human inventory and traffic. During the year ended December 31, 2013, as a result of our screening and detection efforts, we terminated relationships with over 50 sellers that appeared to be engaging in such activities, resulting in fewer paid impressions in the year than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these sellers. Although we assess the quality and performance of advertising on sellers’ digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers for controls with respect to such activity. Further, perpetrators of fraudulent impressions change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of seller’s inventory and controlling fraudulent activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected advertisers may experience or perceive a reduced return on their investment resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not be viewable by the consumer for technical or other reasons.
Any acquisitions we undertake may disrupt our business, adversely affect operations and dilute stockholders.
Acquisitions have been an important element of our business strategy, and we have completed four acquisitions in the last four years. We may continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our technological capabilities, respond to dynamic market conditions or for other strategic or financial purposes. Historically, our acquisitions have been to acquire talent and technological capabilities. In the future, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, including the following:

•
The identification, acquisition and integration of acquired businesses require substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•
The identification, acquisition and integration of acquired businesses requires significant investment, including to harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions.

•
The anticipated benefits from the acquisition may not be achieved, including as a result of loss of customers or personnel of the target, other difficulties in supporting and transitioning the target’s customers, the inability to realize expected synergies from an acquisition or negative culture effects arising from the integration of new personnel.

•	We may face difficulties in integrating the technologies, solutions, operations and existing contracts of the acquired business.

•
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology or solution, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues.

•
To pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations.

•	Acquisitions expose us to the risk of assumed known and unknown liabilities for which indemnity obligations, escrow arrangements or insurance are not available or not sufficient to provide coverage.

•	New business acquisitions can generate significant intangible assets that result in substantial related amortization charges and possible impairments.
If we fail to attract, motivate, train and retain highly qualified engineering, marketing, sales and management personnel, our ability to execute our business strategy could be impaired.
We rely to a significant degree upon our founder, Chief Executive Officer and Chief Product Architect, Frank Addante; our President, Gregory R. Raifman; and our Chief Operating Officer and Chief Financial Officer, Todd Tappin, for their strategic vision, industry knowledge, management execution and leadership. The loss of any of them would have a significant adverse effect upon our business.
In addition, our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales and management personnel. We are a technology-driven company and the innovation and delivery of complex solutions at massive scale upon which our success depends are technological and engineering problems. It is imperative that we have highly skilled mathematicians, computer scientists, engineers and engineering management, and appropriately qualified personnel can be difficult to recruit and retain. In addition, as we execute on our international expansion strategy, we will encounter staffing challenges that are unique to a particular country or region, such as recruiting and retaining qualified personnel in foreign countries and difficulty managing such personnel and integrating them into our culture. Skilled and experienced management is critical to our ability to execute against our strategic vision and maintain our performance through the growth and change we anticipate. For certain of our employees, including our CEO, all or a significant portion of their equity ownership is vested. As a result, it may be more difficult, and require additional equity awards, for us to continue to retain and motivate these team members.
Competition for employees with experience in our industry can be intense, particularly in California, New York and London, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time.
It can be difficult, time-consuming, and expensive to recruit personnel with the combination of skills and attributes required to execute our business strategy, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. New hires require significant training and it may take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training. Moreover, new employees may not be or become as productive as we expect, and we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have little experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees.
Even if we are successful in hiring qualified new employees, we may be subject to allegations that we have improperly solicited such employees while they remained employed by our competitors, that such employees have improperly solicited other colleagues of theirs employed by the same competitors, or that such employees have divulged proprietary or other confidential information to us in violation of their agreements with such competitors.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our solution without compensating us, thereby eroding our competitive advantages and harming our business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have three issued patents, six pending U.S. patent applications and three pending patent applications in other jurisdictions, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that any steps taken by us will prevent misappropriation of our technology and proprietary information or infringement of our intellectual property rights. Policing unauthorized use of our technology and intellectual property is difficult. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of obtaining and maintaining such rights as well as the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings, which could be expensive and time-consuming and which may not result in issued patents. Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours, and we may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights.
From time to time, legal action by us may be necessary or appropriate to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our technology solution) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their technology and intellectual property.
We may be subject to intellectual property rights claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies and intellectual property.
The digital advertising industry is characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in this industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use.
Third parties may assert claims of infringement or misappropriation of intellectual property rights in proprietary technology against us or against buyers for which we may be liable or have an indemnification obligation. We cannot assure you that we are not infringing or violating any third-party intellectual property rights. From time to time, we or buyers and sellers may be subject to legal proceedings relating to our solution or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties.

Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any litigation is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.
Although third parties may offer a license to their technology or intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology or intellectual property licensed to us. Alternatively, we may be required to develop non-infringing technology or to make other changes, such as to our branding, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights, royalties or other fees. Claims of intellectual property infringement or misappropriation also could result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solution. Any of the foregoing could adversely affect our relationships with current or future buyers and sellers.
We are subject to government regulations concerning our employees, including wage-hour laws and taxes.
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, unemployment and similar taxes, overtime and working conditions, immigration status and classification of employee benefits for tax purposes. Legislated increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Moreover, we are subject to various laws and regulations in federal, state and foreign jurisdictions that impose varying rules and obligations on us with respect to the classification of employee benefits for income tax and other purposes and that require us to report and/or withhold in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.
Risks Related to Our International Business Strategy
Our international operations and expansion plans require increased expenditures and impose additional risks and compliance imperatives, and failure to execute successfully our international plans will adversely affect our growth and operating results.
We have numerous operations outside of the United Sates, and we expect our international operations to contribute significantly to our future growth. While we currently conduct business in Northern Europe, Australia and Japan, our expansion plans are also focused on the rest of Asia, Brazil and other Latin American countries, and other countries in Europe. However, our experience operating outside the United States is still limited, and our international employees currently represent a modest portion of our headcount. Achievement of our international objectives will require a significant amount of attention from our management, finance, analytics, operations, sales and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms and different business practices than the United States.
International operations also impose risks and challenges in addition to those faced in the United States, including management of a distributed workforce; the need to adapt our offering to satisfy local requirements and standards; laws and business practices that may favor local competitors; longer accounts receivable payment cycles and other collection difficulties; the effect of global and regional recessions and economic and political instability; potentially adverse tax consequences in the United States and abroad; staffing challenges, including difficulty in recruiting and retaining qualified personnel as well as managing such a diversity in personnel; reduced or ineffective protection of our intellectual property rights in some countries; and costs and restrictions affecting the repatriation of funds to the United States.

One or more of these requirements and risks may make our international operations more difficult and expensive or less successful than we expect, and may preclude us from operating in some markets. There is no assurance that our international expansion efforts will be successful, and we may not generate sufficient revenue or margins from international business to cover our expenses or contribute to growth.
Operating in multiple countries requires us to comply with different legal and regulatory requirements.
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations. These various laws and regulations are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents or other contractors, which could constitute a violation by us of various laws, including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and international regulators. Other laws applicable to our international business include local employment, tax, privacy, data security and intellectual property protection laws and regulations. In some cases, buyers and sellers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering and other costly resources to accommodate. As these laws continue to evolve and we expand to more jurisdictions, compliance will become more complex and expensive, and the risk of non-compliance will increase.
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, and violation of these laws or regulations may interfere with our ability to offer our solution competitively in one or more countries, expose us or our employees to fines and penalties, and result in the limitation or prohibition of our conduct of business.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Our operations are subject to U.S. export controls, specifically the Export Administration Regulations, or EAR, and economic sanctions enforced by the Office of Foreign Assets Control. These regulations provide that encryption technology may be exported outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We incorporate encryption technology into the servers that operate our solution. As a result of locating some servers in data centers outside of the United States, we may have exported encryption technology prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and/or request for an encryption registration number, resulting in a possible inadvertent violation of U.S. export control laws. As a result, in January 2014, we filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these potential violations. While the potential penalties for violations of the EAR include a monetary fine of up to $250,000 or twice the value of the transaction, whichever is greater, per violation and/or a denial of export privileges under the EAR, we do not expect a penalty to be assessed against us in connection with our Voluntary Self Disclosure and, if one is assessed, we do not expect it to be material.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to deploy our technology or could limit our customers’ ability to use our solution in those countries. Changes in our technology or changes in export and import regulations may create delays in the introduction of our solution or the deployment of our technology in international markets, prevent our customers with international operations from using our solution globally or, in some cases, prevent the export or import of our technology to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solution by, or in our decreased ability to export our technology to, international markets. Any decreased use of our solution or limitation on our ability to export our technology or sell our solution would likely adversely affect our business, financial condition and results of operations.

Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.
We currently have transactions denominated in U.S. Dollars, British Pounds, Euros, Australian Dollars, Swedish Kronas, Danish Krones, Norwegian Krones, Brazilian Reals and Japanese Yen and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our expenses in many of these same currencies, as well as other currencies, and to the extent we need to convert U.S. Dollars or a different foreign currency to pay expenses, we are exposed to unfavorable changes in exchange rates and added transaction costs. We expect international sales and transactions to become an increasingly important part of our business. Such sales and transactions may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.
Risks Related to Our Internal Controls and Finances
We have identified certain material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

When we are no longer an "emerging growth company" we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and we will need to disclose any material weaknesses identified by our management in our internal control over financial reporting. We will also need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Businesses Act of 2012, or the JOBS Act.
We have identified certain material weaknesses in our internal controls resulting from:

•	a historical lack of qualified personnel within our accounting function that possessed an appropriate level of expertise to perform certain functions;

•	absence of formalized and documented policies and procedures;

•	absence of appropriate review and oversight responsibilities;

•	lack of an effective and timely financial close process;

•	lack of general information technology controls over financially significant applications, including inadequate segregation of duties; and

•	lack of regular evaluations of the effectiveness of internal controls over financial reporting.

While we have designed and implemented, or expect to implement, measures that we believe address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analysis and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses during the third quarter of 2013 and expect that such remediation will be completed by the end of 2014. We have incurred significant costs to remediate these weaknesses, primarily personnel costs, external consulting fees, system implementation costs, and related indirect costs including the use of facilities and technology, and we expect to incur additional costs to remediate these weaknesses. Because some of the personnel costs and systems resources also support our general operations and the scale and growth of our business, we cannot precisely separate costs related to our material weakness remediation from costs associated with our overall internal control efforts. However, we estimate that the incremental costs of our internal audit employees and external consultants who are primarily focused on material weakness remediation and internal control testing were approximately $0.3 million for the year ended December 31, 2013. We expect such costs will approximate $0.9 million for the year ended December 31, 2014. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
Impairment of intangible assets could increase our expenses.
A portion of our assets consists of capitalized software development costs, goodwill and other intangible assets acquired in connection with acquisitions. Current accounting standards require us to evaluate goodwill on an annual basis and other intangibles if certain triggering events occur, and adjust the carrying value of these assets to net realizable value when such testing reveals impairment of the assets. Various factors, including regulatory or competitive changes, could affect the value of our intangible assets. If we are required to write-down the value of our goodwill or intangible assets due to impairment, our reported expenses will increase, resulting in a corresponding decrease in our reported profit.
If our estimates or judgments relating to our critical accounting policies are erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes.

We report revenue on a net basis. If, in the future, we engage in transactions for which revenue is recorded on a gross basis, we may have significant increases in our revenue and decreases in our GAAP margins that do not necessarily correspond with changes in our underlying business, which could cause comparisons with prior periods to be less meaningful and make it more difficult for investors to evaluate our performance.
The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Our revenue is currently recognized on a net basis. In the future we may engage in transactions for which revenue is recorded on a gross basis, due to substantive changes in our business, such as through acquisitions, changes to the commercial terms with buyers and sellers or structural changes to our existing business. In the latter case, we may have significant increases in our revenue and decreases in our GAAP margins that do not necessarily correspond with changes in our underlying activity. We may experience significant fluctuations in revenue and margins in future periods depending upon, in part, the nature of our sales and our recognition of such revenue.
Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and sell our solutions, the jurisdictions in which we operate, how tax authorities assess revenue based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding jurisdictions in which we are subject to certain taxes, which could expose us to additional taxes and increase our worldwide effective tax rate. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
Our ability to use our net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations which could result in higher tax liabilities.
The ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2013, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $36.7 million, state NOLs of approximately $43.3 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $3.0 million, and state credit carryforwards of approximately $2.4 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated by corporations that we acquired during the pre-acquisition period, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. In addition, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. Inability to obtain financing could limit our ability to conduct necessary operating activities and make strategic investments.
We intend to continue to make investments in pursuit of our strategic objectives and to support our business growth. Various business challenges may require additional funds, including the need to respond to competitive threats or market evolution by developing new solutions and improving our operating infrastructure, either through additional hiring or acquisition of complementary businesses or technologies, or both. In addition, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market.
Our available cash and cash equivalents, including the proceeds from our IPO, the cash we anticipate generating from operations and our available line of credit under our credit facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
If we do raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we issue debt, the holders of that debt would have prior claims on the company’s assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equity holders, which would result in significant reduction or total loss of the value of our equity.
Our credit facility subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
On September 27, 2011, we entered into a loan and security agreement with Silicon Valley Bank that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of $40 million. As of March 31, 2014, we had $3.8 million outstanding under this loan and security agreement, which we repaid in April 2014. Borrowings under this agreement are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments;

•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.
These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. In the past, we were not compliant with certain administrative covenants. Although the bank waived such noncompliance or agreed to amend certain covenants in the past, there is no guarantee it will do so in the future. If a default were to occur and not be waived, such default could cause, among other remedies, all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable. In such an event, our liquid assets might not be sufficient to meet our repayment obligations, and we might be forced to liquidate collateral assets at unfavorable prices or our assets may be foreclosed upon and sold at unfavorable valuations.
Our ability to renew our existing credit facility, which matures in September 2018, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.

If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our inability to obtain financing may negatively impact our ability to operate and continue our business as a going concern.
Risks Related to the Securities Markets and Ownership of our Common Stock
The price of our common stock may be volatile and the value of an investment in our common stock could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has and may continue to fluctuate substantially. These fluctuations could result in significant decreases in the value of an investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	actual or anticipated changes in the expectations of investors or securities analysts, and whether our results of operations meet these expectations;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large amounts of our common stock or the perception that such sales could occur, as a result of lockup releases or other factors;

•	departures of key employees; or

•	an adverse impact on the company resulting from other causes, including any of the other risks described in this Quarterly Report.
In addition, if the market for technology stocks or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, volatility in the market price of a company’s securities has often resulted in securities litigation being brought against that company. Declines in the price of our common stock, even following increases, may result in securities litigation against us, which would result in substantial costs and divert our management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public markets, including following termination of the “lock-up” or “market standoff” period associated with our initial public offering, or the perception that sales might occur, could reduce the price of our common stock and may dilute the voting power and ownership interest of investors in our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors in our common stock to sell their shares at a time and price that they deem appropriate. As of May 13, 2014, we had 35,858,343 shares of common stock outstanding, including 2,196,607 shares of restricted stock issued pursuant to our 2007 Stock Incentive Plan, but excluding shares of common stock issuable upon exercise of outstanding stock options and a warrant to purchase shares of our common stock. In addition, as of May 13, 2014, we had outstanding options to purchase an aggregate of 7,876,710 shares of our common stock issued pursuant to our 2007 Stock Incentive Plan, of which 3,159,764 are vested at a weighted-average exercise price of $4.54 per share and 211,960 shares of our common stock issued pursuant to our 2014 Equity Incentive Plan, of which none are vested at a weighted-average exercise price of $15.00. Furthermore, as of May 13, 2014, we had restricted stock units of 106,415 issued pursuant to our 2014 Equity Incentive Plan. All of these outstanding stock options, together with an additional 2,100,000 shares of our common stock reserved for issuance under our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan, are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described below and the restrictions of Rule 144 in the case of our affiliates.
All of our directors and officers and substantially all of our stockholders and optionholders have agreed, subject to certain exceptions described under the caption "Underwriting" in our prospectus filed with the SEC on April 3, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the representatives of the underwriters of our initial public offering, for a period of 180 days from the date of the final prospectus relating to our initial public offering. This lock-up period is currently scheduled to expire on September 28, 2014. After expiration of the lock-up period, our locked-up security holders will be able to sell shares in the public market, including shares of common stock that are subject to stock options that have not yet been exercised. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. For certain of our employees, a substantial portion of their equity is in the form of stock options that are vested and in-the-money, and ca be exercised for shares eligible for sale upon expiration of the lock-up arrangements. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate.
Based on shares outstanding as of May 13, 2014, holders of up to approximately 17,982,276 shares, or 50%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares in registration statements that we may file for ourselves or other stockholders.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
Insiders have substantial control over us, which could limit investors' ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 55% of the outstanding shares of our common stock outstanding as of May 13, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors' interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.

The trading market for our stock is new and not fully developed, and small trading volumes can contribute to sudden declines in price and make it more difficult to sell significant numbers of shares quickly without adversely affecting the market price for our stock.
Our common stock has been publicly traded only since April 2, 2014, and the trading volumes for our stock have been relatively small due to the fact that only 18% of our outstanding shares were sold in our initial public offering, and the holders of the balance of our outstanding common stock are subject to lock-up agreements that prohibit sales of their shares for at least 180 days after our initial public offering. After the lock-ups expire, we expect more shares to be sold in the public market. However, our trading volumes may remain relatively small for some time for various reasons, including the fact that we are new to the public markets and not well known to analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions, or when large blocks of shares are sold upon vesting of our restricted stock awards and restricted stock units to cover the holders' tax obligations. Sales of substantial amounts of common stock by stockholders, or even the potential for such sales, may cause the market price to decline, which could make it more difficult for our stockholders to sell their shares at the time or price they desire, and could also impair our ability to raise capital through the sale of equity securities.
Our business could be negatively affected as a result of actions of activist stockholders.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If we become engaged in a proxy contest with an activist stockholder in the future, our business could be adversely affected, as such contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential buyers and sellers on our platform, and make it more difficult to attract and retain qualified personnel. If buyers and/or sellers choose to delay, defer or reduce transactions with us or through our platform or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Among other things, we must file annual, quarterly and current reports with respect to our business and results of operations, maintain effective disclosure controls and procedures and internal control over financial reporting, and comply with various requirements regarding the composition and operation of our board of directors. Compliance with these rules and regulations requires significant resources and management oversight, increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. As a result, management’s attention and company resources may be diverted from other business concerns. Although we have already hired additional employees to help us comply with these requirements, we may need to hire even more employees in the future, which would increase our costs.
The risks and costs associated with being a public company and complying with related rules and regulations have also made it significantly more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage as a result of risks or claims we encounter. These factors could also make it more difficult and expensive for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” For example, we are not required to comply with the independent auditor attestation requirements of Section 404, we may provide reduced disclosure regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. Investors may find our common stock less attractive because we rely on these exemptions, which could contribute to a less active trading market for our common stock, and increased volatility or reduction in our stock price.
In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
The trading market for our common stock to some extent depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrades our shares or changes their opinion of our business prospects, our share price could decline. If one or more of these analysts decreases or ceases coverage of our company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future and, consequently, investors' ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, investors may only receive a return on their investment in our common stock if the market price of our common stock increases. In addition, our credit facility contains restrictions on our ability to pay dividends.
Provisions of our charter documents and Delaware law may inhibit a potential acquisition of the company and limit the ability of stockholders to cause changes in company management.
Our amended and restated certificate of incorporation and amended and restated bylaws include provisions, as described below, that could delay or prevent a change in control of the company, and make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other actions to change company management.

•
Our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock in one or more series, and to establish from time to time the number of shares in each series and to fix the price, designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions of each series of the preferred stock without any further vote or action by stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of the company by significantly diluting the ownership of a hostile acquirer, resulting in the loss of voting power and reduced ability to cause a takeover or effect other changes.

•
Our certificate of incorporation provides that our board of directors is classified, with only one of its three classes elected each year, and directors may be removed only for cause and only with the vote of 66 2/3% of the voting power of stock outstanding and entitled to vote thereon. Further, the number of directors is determined solely by our board of directors, and because we do not allow for cumulative voting rights, holders of a majority of shares of common stock entitled to vote may elect all of the directors standing for election. These provisions could delay the ability of stockholders to change the membership of a majority of our board of directors.

•
Under our bylaws, only the board of directors or a majority of remaining directors, even if less than a quorum, may fill vacancies resulting from an increase in the authorized number of directors or the resignation, death or removal of a director.

•	Our certificate of incorporation prohibits stockholder action by written consent, so any action by stockholders may only be taken at an annual or special meeting.

•
Our certificate of incorporation provides that a special meeting of stockholders may be called only by the board of directors. This could delay any effort by stockholders to force consideration of a proposal or to take action, including the removal of directors.

•
Under our bylaws, advance notice must be given to nominate directors or submit proposals for consideration at stockholders’ meetings. This gives our board of directors time to defend against takeover attempts and could discourage or deter a potential acquirer from soliciting proxies or making proposals related to an unsolicited takeover attempt.

•
The provisions of our certificate of incorporation noted above may be amended only with the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the company’s voting stock, voting together as a single class. The same two-thirds vote is required to amend the provision of our certificate of incorporation imposing these supermajority voting requirements. Further, our bylaws may be amended only by our board of directors or by the same percentage vote of stockholders noted above as required to amend our certificate of incorporation. These supermajority voting requirements may inhibit the ability of a potential acquirer to effect such amendments to facilitate an unsolicited takeover attempt.

•
Our board of directors may amend our bylaws by majority vote. This could allow the board to use bylaws amendments to delay or prevent an unsolicited takeover, and limits the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt.

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions make it more difficult for stockholders or potential acquirers to acquire the company without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. For example, these provisions might discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer were to be at a premium over the then current market price for our common stock. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sale of Unregistered Securities
From January 1, 2014 through March 31, 2014, pursuant to our 2007 Stock Incentive Plan, or the 2007 Plan, we granted to our employees, consultants and other services providers (i) options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $16.22 per share and (ii) 2,200,357 shares of restricted stock. The issuances of such options and restricted stock under the 2007 Plan were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder as transactions pursuant to a compensatory plan as provided under Rule 701.

From January 1, 2014 through March 31, 2014, we issued an aggregate of 648,130 shares of our common stock upon the exercise of options under the 2007 Plan at exercise prices ranging from $0.14 to $11.84, for an aggregate exercise price of $0.9 million.  The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 granted thereunder as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

(b)  Use of Proceeds
On April 7, 2014, we closed our IPO, whereby we sold 6,432,445 shares of common stock (including 1,015,649 shares sold pursuant to the underwriters' exercise of their over-allotment option), and the selling stockholders sold 1,354,199 shares of common stock. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193739), which was declared effective by the SEC on April 1, 2014. Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and RBC Capital Markets, LLC acted as joint book-running managers for the offering. Needham & Company, LLC, Oppenheimer & Co. Inc., and LUMA Securities LLC acted as co-managers for the offering. The public offering price of the shares sold in the offering was $15.00 per share.  We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to us were $96.5 million. After deducting underwriting discounts and commissions of $6.8 million and offering expenses payable by us of $3.5 million, we received approximately $86.2 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 2, 2014 pursuant to Rule 424(b) of the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ Todd Tappin
Todd Tappin
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

/s/ David Day
David Day
Chief Accounting Officer (Principal Accounting Officer)

Date: May 15, 2014

EXHIBIT INDEX

Number	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of The Rubicon Project, Inc.
3.2	Amended and Restated Bylaws of The Rubicon Project, Inc.
31.1	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins (2)	XBRL Instance Document
101.sch (2)	XBRL Taxonomy Schema Linkbase Document
101.cal (2)	XBRL Taxonomy Calculation Linkbase Document
101.def (2)	XBRL Taxonomy Definition Linkbase Document
101.lab (2)	XBRL Taxonomy Label Linkbase Document
101.pre (2)	XBRL Taxonomy Presentation Linkbase Document

(1)                   The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of The Rubicon Project, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(2)                   In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.