Form 10-Q
period 2014-06-30
RUBICON PROJECT, INC.
filed 2014-08-01
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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
(310) 207-0272
 __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 if this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2014
Common Stock	35,863,531

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$105,688	$29,956
Accounts receivable, net	91,174	94,722
Prepaid expenses and other current assets	5,159	4,141
TOTAL CURRENT ASSETS	202,021	128,819
Property and equipment, net	11,809	8,712
Internal use software development costs, net	10,069	7,204
Goodwill	1,491	1,491
Intangible assets, net	248	510
Other assets, non-current	1,490	3,151
TOTAL ASSETS	$227,128	$149,887
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$119,096	$120,198
Debt and capital lease obligations, current portion	208	288
Other current liabilities	2,276	2,901
TOTAL CURRENT LIABILITIES	121,580	123,387
Debt and capital leases, net of current portion	—	3,893
Convertible preferred stock warrant liabilities	—	5,451
Other liabilities, non-current	1,471	996
TOTAL LIABILITIES	123,051	133,727
Commitments and contingencies (Note 9)
Series A, B, C, and D convertible preferred stock, $0.00001 par value, 29,691 shares authorized at December 31, 2013; 28,820 shares issued and outstanding at December 31, 2013	—	52,571
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2014; 0 shares issued and outstanding at June 30, 2014	—	—
Common stock, $0.00001 par value; 500,000 and 73,380 shares authorized at June 30, 2014 and December 31, 2013, respectively; 35,865 and 11,855 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	181,463	25,532
Accumulated other comprehensive income	133	96
Accumulated deficit	(77,519)	(62,039)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	104,077	(36,411)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$227,128	$149,887

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$28,283	$19,035	$51,298	$35,635
Expenses:
Cost of revenue	4,852	3,594	9,312	7,031
Sales and marketing	10,296	6,167	19,323	12,362
Technology and development	4,598	5,138	9,275	9,249
General and administrative	15,653	5,726	26,973	10,360
Total expenses	35,399	20,625	64,883	39,002
Loss from operations	(7,116)	(1,590)	(13,585)	(3,367)
Other (income) expense:
Interest expense, net	14	69	71	160
Change in fair value of preferred stock warrant liabilities	1,742	428	732	977
Foreign exchange (gain) loss, net	382	(45)	930	(350)
Total other (income) expense, net	2,138	452	1,733	787
Loss before income taxes	(9,254)	(2,042)	(15,318)	(4,154)
Provision for income taxes	112	63	162	113
Net loss	(9,366)	(2,105)	(15,480)	(4,267)
Cumulative preferred stock dividends	(70)	(1,059)	(1,116)	(2,104)
Net loss attributable to common stockholders	$(9,436)	$(3,164)	$(16,596)	$(6,371)
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.28)	$(0.74)	$(0.56)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	32,266	11,427	22,296	11,377
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(9,366)	$(2,105)	$(15,480)	$(4,267)
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(16)	37	(54)
Comprehensive loss	$(9,344)	$(2,121)	$(15,443)	$(4,321)
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	28,820	$52,571	11,855	$—	$25,532	$96	$(62,039)	$(36,411)
Exercise of common stock options	—	—	678	—	1,070	—	—	1,070
Restricted stock awards	—	—	2,194	—	—	—	—	—
Net exercise of warrant for convertible preferred stock	572	—	—	—	5,983	—	—	5,983
Conversion of convertible preferred stock to common stock	(29,392)	(52,571)	14,696	—	52,571	—	—	52,571
Conversion of warrant for convertible preferred stock to a warrant for common stock	—	—	—	—	200	—	—	200
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,432	—	86,200	—	—	86,200
Net exercise of warrant for common stock	—	—	10	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,907	—	—	9,907
Foreign exchange translation adjustment	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(15,480)	(15,480)
Balance at June 30, 2014	—	$—	35,865	$—	$181,463	$133	$(77,519)	$104,077
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(15,480)	$(4,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,053	4,101
Stock-based compensation	9,577	3,018
Loss on disposal of property and equipment, net	199	—
Change in fair value of preferred stock warrant liabilities	732	977
Unrealized foreign currency loss	121	482
Changes in operating assets and liabilities:
Accounts receivable	3,760	2,125
Prepaid expenses and other assets	(791)	(408)
Accounts payable and accrued expenses	(1,637)	2,404
Other liabilities	(986)	1,761
Net cash provided by operating activities	548	10,193
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,520)	(2,360)
Capitalized internal use software development costs	(4,449)	(1,191)
Change in restricted cash	100	(1,250)
Net cash used in investing activities	(8,869)	(4,801)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	89,733	—
Payments of initial public offering costs	(2,898)	—
Proceeds from exercise of stock options	1,070	218
Repayment of debt and capital lease obligations	(3,973)	(603)
Net cash provided by (used in) financing activities	83,932	(385)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	121	(485)
INCREASE IN CASH AND CASH EQUIVALENTS	75,732	4,522
CASH--Beginning of period	29,956	21,616
CASH AND CASH EQUIVALENTS--End of period	$105,688	$26,138
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$1,043	$1,375
Leasehold improvements paid by landlord	$803	$—
Capitalized stock-based compensation	$330	$55
Conversion of preferred stock to common stock	$52,571	$—
Reclassification of preferred stock warrant liabilities to additional-paid-in-capital	$6,183	$—
Reclassification of deferred offering costs to additional-paid-in-capital	$3,533	$—
Unpaid deferred offering costs in accounts payable and accrued expenses	$139	$—
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

Initial Public Offering
During April 2014, the Company completed an initial public offering ("IPO") whereby 6,432,445 shares of common stock were issued and sold by the Company, and 1,354,199 shares of common stock were sold by selling stockholders. Upon the closing of the IPO, all outstanding shares of preferred stock of the Company converted into common stock. See Note 6, “Capitalization.”

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

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

Stock Split
On March 18, 2014, the Company effected a 1-for-2 reverse stock split of its common stock. The convertible preferred stock was not split at March 18, 2014; instead the convertible preferred stock conversion ratio was adjusted to effect the stock split at the time of conversion of the preferred stock to common stock. All share, per share and related information presented in the condensed consolidated financial statements and accompanying notes has been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of intangible assets and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) the valuation of common and preferred stock and preferred stock warrants prior to the Company's IPO, (vii) assumptions used in valuation models to determine the fair value of stock-based awards, (viii) fair value of financial instruments, (ix) the recognition and disclosure of contingent liabilities, and (x) the assumptions used in calculating the valuation of acquired assets and business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of stock and business acquisitions require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. As of June 30, 2014, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued new accounting guidance that requires an entity to recognize the amount of revenue it expects to earn from the transfer of promised goods or services to customers. The new accounting guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company will evaluate the effect, if any, the guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.
Note 2—Net Loss Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(9,436)	$(3,164)	$(16,596)	$(6,371)
Weighted-average common shares outstanding	34,463	11,503	23,619	11,482
Weighted-average unvested restricted shares	(2,197)	(76)	(1,323)	(105)
Weighted-average common shares outstanding attributable to common stockholders	32,266	11,427	22,296	11,377
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.28)	$(0.74)	$(0.56)

The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	June 30, 2014	June 30, 2013
	(in thousands)
Options to purchase common stock	8,252	7,930
Conversion of preferred stock warrants	—	436
Unvested restricted stock awards	2,194	—
Unvested restricted stock units	181	—
Conversion of convertible preferred stock	—	14,410
Total shares excluded from net loss per share attributable to common stockholders	10,627	22,776

For the three months ended June 30, 2014 and 2013, the Company increased net loss by $0.1 million and $1.1 million, respectively, for cumulative preferred stock dividends. For the six months ended June 30, 2014 and 2013, the Company increased net loss by $1.1 million and $2.1 million, respectively, for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company's IPO in April 2014, all of the preferred stock converted to common stock and accordingly, after the IPO the Company was no longer required to increase net loss for preferred stock dividends in determining net loss attributable to common stockholders. Accordingly, the increase in net loss for cumulative preferred stock dividends for the three months ended June 30, 2014 reflects only the period until the IPO.
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

Observable inputs are based on market data obtained from independent sources. As of December 31, 2013, the Company had two outstanding warrants to purchase shares of the Company's preferred stock; one for 845,867 shares of convertible preferred stock and the other for 25,174 shares of convertible stock. At December 31, 2013, the Company’s warrants to purchase preferred stock were measured using unobservable inputs that required a high level of judgment to determine fair value, and thus were classified as Level 3 inputs. The Company's warrants to purchase preferred stock were measured through the closing of the IPO on April 7, 2014 using the closing price of the Company's stock due to the proximity of their conversion to common stock. See Note 6 regarding the exercise of a preferred stock warrant and the conversion of each outstanding share of preferred stock into one half of a share of common stock in connection with the Company's IPO.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2014:

	June 30, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$68,950	$68,950	$—	$—

At June 30, 2014, cash equivalents of $69.0 million consisted of money market funds with original maturities of three months or less.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2013:

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Convertible preferred stock warrant liability	$5,451	$—	$—	$5,451

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	Three Month Roll Forward		Six Month Roll Forward
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Beginning balance	$4,441	$1,879	$5,451	$1,330
Change in value of preferred stock warrants recorded in other expense, net	1,742	428	732	977
Net exercise of preferred stock warrant and conversion of preferred stock warrant to common stock warrant	(6,183)	—	(6,183)	—
Ending balance	$—	$2,307	$—	$2,307

The Company determined the fair value of the convertible preferred stock warrants utilizing the Black-Scholes model with the following weighted-average assumptions:

	Series B December 31, 2013	Series C December 31, 2013
Risk-free interest rate	0.18%	0.13%
Expected term (in years)	0.69	0.50
Estimated dividend yield	2.00%	2.00%
Weighted-average estimated volatility	64%	63%
Fair value (in thousands)	$173	$5,278
In connection with the Company’s IPO during April 2014, the outstanding warrant for 845,867 shares of the Company's convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split. In connection with the IPO, the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of the Company's IPO on April 7, 2014, the Company was no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in the Company's statement of operations. During the three months ended June 30, 2014 and 2013, the Company recognized expense of $1.7 million and $0.4 million, respectively, from the re-measurement of the warrants to fair value. During the six months ended June 30, 2014 and 2013, the Company recognized expense of $0.7 million and $1.0 million, respectively, from the re-measurement of the warrants to fair value.The warrant exercisable for 12,587 shares of common stock was net exercised during June 2014.

Note 4—Other Balance Sheet Amounts
The Company holds restricted cash required to fulfill its payment obligations if the Company defaults under a software license agreement and certain building leases. At June 30, 2014 and December 31, 2013, restricted cash included in prepaid expenses and other current assets was $0.7 million and $0.4 million, respectively. At June 30, 2014 and December 31, 2013, restricted cash included in other assets, non-current was $0.9 million and $1.3 million, respectively.
Accounts payable and accrued expenses included the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Accounts payable—seller	$108,703	$111,078
Accounts payable—trade	3,885	4,136
Accrued employee—related payables	6,508	4,984
	$119,096	$120,198
At June 30, 2014 and December 31, 2013, accounts payable—seller are recorded net of $0.7 million and $0.9 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.

Note 5—Debt and Capital Lease Arrangements
Debt and capital lease arrangements consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Secured debt:
Line of credit	$—	$3,788
Capital lease obligations	208	393
	$208	$4,181

On April 14, 2014, the Company repaid all of the outstanding debt under the line of credit with Silicon Valley Bank in the amount of $3.8 million.
 Note 6—Capitalization
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
Initial Public Offering
On April 7, 2014, the Company closed its IPO whereby 6,432,445 shares of common stock were issued and sold by the Company (including 1,015,649 shares sold pursuant to the underwriters' exercise of their over-allotment option), and 1,354,199 shares of common stock were sold by selling stockholders at an IPO price of $15.00 per share. The Company received proceeds from the offering of approximately $86.2 million after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sales of shares by the selling stockholders.

In connection with the Company's IPO: (i) all shares of the Company’s outstanding convertible Series A, B, C and D preferred stock automatically converted into an aggregate 14,410,238 shares of Class A common stock on a one for one-half basis; (ii) each outstanding share of Class B common stock automatically converted into one share of Class A common stock; (iii) all shares of Class A common stock (including all shares of Class A common stock issued upon conversion of convertible preferred stock and Class B common stock) converted into a single class of common stock; (iv) a warrant for 845,867 shares of convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split; (v) a warrant exercisable for 25,174 shares of convertible preferred stock automatically converted into a warrant exercisable for 12,587 shares of common stock; and (vi) the Company's certificate of incorporation was amended in various respects, including to provide for authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The terms of the preferred stock have not been set. The board of directors is authorized to establish, from time to time, the number of shares to be included in each series of preferred stock, and to fix the designation, powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each series of preferred stock, and any of its qualifications, limitations or restrictions.

In addition, upon completion of the IPO, costs associated with the IPO of $3.5 million were reclassified from other assets, non-current to additional paid-in capital.

In June 2014, the warrant for 12,587 shares of common stock was net exercised, resulting in the issuance of 9,671 shares of common stock.
Note 7—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan (the "2014 Plan"). All compensatory equity awards outstanding at June 30, 2014 were issued pursuant to the Company’s 2014 Equity Incentive Plan or the 2007 Stock Incentive Plan (the "2007 Plan" and together with the 2014 Plan, the "Plans"), both of which provide for the grant of non-statutory or incentive stock options, restricted stock, and restricted stock units to the Company’s employees, officers, directors and consultants. The Company’s board of directors administers the Plans. Options outstanding vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates. Options, restricted stock, and restricted stock units granted under the Plans accelerate under certain circumstances on a change in control, as defined. An aggregate of 2,221,354 shares were initially reserved under the 2014 Plan, of which 1,629,238 shares remained available for issuance at June 30, 2014. The 2014 Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to five percent (5%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year provided that the Company's board of directors may provide for a lesser increase, or no increase, in any year. No new equity awards will be granted under the 2007 Plan.

Stock Options
A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life
	(in thousands)
Outstanding at December 31, 2013	8,360	$6.13
Granted	911	$15.05
Exercised	(743)	$2.85
Canceled	(276)	$5.56
Outstanding at June 30, 2014	8,252	$7.40	8.20 years
Vested and expected to vest June 30, 2014	7,561	$7.23	8.14 years
Exercisable at June 30, 2014	3,452	$4.79	7.36 years

The weighted-average grant date per share fair value of stock options granted in the six months ended June 30, 2014 was $7.78.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Expected term (in years)	5.9	6.0	6.0	6.0
Risk-free interest rate	1.89%	1.20%	1.81%	1.12%
Expected volatility	53%	58%	54%	58%
Dividend yield	—%	—%	—%	—%
Restricted Stock
A summary of restricted stock activity for the six months ended June 30, 2014 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2013	—
Granted	2,200
Canceled	(6)
Vested	—
Nonvested shares of restricted stock outstanding at June 30, 2014	2,194

In March 2014, the Company granted to employees and certain executives 2,200,357 shares of restricted stock, which was comprised of 1,287,857 shares of restricted stock that vest over a weighted-average period of 3.3 years, 632,500 shares of restricted stock granted to certain executives vesting over a weighted-average period of 4.0 years beginning from the completion of the IPO, and 280,000 shares of restricted stock granted to certain executives that vest based on certain stock price performance metrics, beginning on the completion of the Company's IPO in April 2014 over a weighted-average period of 1.7 years.

The grant date fair value per share of the 1,287,857 and 632,500 shares of restricted stock was $16.22, which was determined using the Company's stock price on the date of grant.

The grant date fair value of the 280,000 shares of restricted stock awards was $13.15 per share, with an expected term ranging from 0.7 to 7.2 years. The compensation expense will not be reversed if performance metrics are not obtained.

Restricted Stock Units
During the six months ended June 30, 2014, the Company granted 180,975 restricted stock units, which vest over a weighted-average period of 2.9 years. The restricted stock units had a weighted-average grant date value per share of $13.83.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Cost of revenue	$57	$22	$88	$40
Selling and marketing	700	223	1,277	563
Technology and development	424	419	727	787
General and administrative	5,918	850	7,485	1,628
Total stock-based compensation	$7,099	$1,514	$9,577	$3,018

Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in the Company’s valuation allowance.

The Company recorded an income tax provision of $112,000 and $63,000 for the three months ended June 30, 2014 and 2013, and $162,000 and $113,000 for the six months ended June 30, 2014 and 2013, respectively.

There were no material changes to the Company's unrecognized tax benefits in the three and six months ended June 30, 2014, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rental expenses were $1.5 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.

Subsequent to December 31, 2013, the Company entered into new operating leases. Future non-cancelable minimum commitments as of June 30, 2014 relating to these operating leases totaling $6.4 million are due through May 2019. During the six months ended June 30, 2014, in connection with an office lease, the Company entered into an irrevocable letter of credit in the amount of $0.7 million.
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

Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company's status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2014. However, based on management’s knowledge as of June 30, 2014, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers, all of whom are employed at-will. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of changes in control (as defined) or involuntary terminations.
Other Contracts
The Company is party to an engagement letter with an investment bank entered into in 2009 and amended in 2012. Pursuant to the engagement letter, the investment bank provided and may continue to provide strategic and consulting advice to the Company, in exchange for which the Company issued to the investment bank a warrant to purchase 845,867 shares of Series C preferred stock. The warrant was exercised on a net issuance basis for 286,055 shares of the Company’s common stock in connection with the Company’s IPO, after giving effect to the conversion of preferred stock to common stock and the 1-for-2 reverse split of the Company’s common stock effected in connection with the IPO. The engagement letter also provides that, in case of a merger, tender offer, stock purchase, or other transaction resulting in the acquisition of the Company by another entity or the transfer of ownership or control of the Company or substantially all of its assets to another entity (a “Change in Control Transaction”) that is consummated before December 7, 2016 or pursuant to a definitive agreement entered into before that date, (i) the investment bank will provide investment banking services in connection with a Change in Control Transaction, if requested by the Company, and (ii) the Company will pay to the investment bank a fee equal to 2.5% of the total consideration paid or payable to the Company or its stockholders in the Change in Control Transaction, whether or not the Company requests such investment banking services. The investment bank was not entitled to participate in and did not receive any fee in connection with the Company's IPO.

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

Overview
We are a technology company on a mission to automate the buying and selling of advertising. Our Advertising Automation Cloud is a highly scalable software platform that provides leading user reach and powers and optimizes a marketplace for the real time trading of digital advertising between buyers and sellers of advertising. Through the speed and big data analytics of our algorithm-based solution, we have transformed the cumbersome, complex process of buying and selling digital advertising into a seamless automated process that optimizes results for both buyers and sellers. Buyers of digital advertising use our platform to reach approximately 600 million Internet users globally on some of the world’s leading websites and applications. Sellers of digital advertising use our platform to maximize revenue from advertising, decrease costs and protect their brands and user experience, while accessing a global market of buyers representing top advertiser brands around the world. The benefits we provide to both buyers and sellers, and the time and effort spent by both buyers and sellers to integrate with our platform and associated applications, we believe give us a critical position in the digital advertising ecosystem.
Our Advertising Automation Cloud incorporates proprietary machine-learning algorithms, sophisticated data processing, high volume storage, detailed analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds, and to execute up to 2.5 million peak queries per second, and 4 trillion bid requests per month. Our Advertising Automation Cloud features applications for digital advertising sellers, including websites, applications and other digital media properties, to sell their advertising inventory; applications for buyers, including demand side platforms, or DSPs, ad networks and advertising agencies, to buy advertising inventory; and an exchange over which such transactions are executed. Together, these features power and optimize a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. We believe we help increase the volume and effectiveness of advertising, increasing revenue for sellers and improving return on advertising investment for buyers.
We have direct relationships built on technical integration with our sellers, including approximately 40% of the U.S. comScore 100. We believe that our direct relationships and integration with sellers, which differentiate us from many other participants in the advertising ecosystem, make us a vital participant in the digital advertising industry. Our integration of sellers into our platform gives sellers the ability to monetize a full variety and volume of inventory. At the same time, buyers leverage our platform to manage their advertising spending, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising and access impression level purchasing from hundreds of sellers. We believe buyers need our platform because of our powerful solution and our direct relationships and integration with some of the world’s largest websites and applications. Our solution is constantly self-optimizing based on our ability to analyze and learn from vast volumes of data. The additional data we obtain from the volume of transactions on our platform help make our machine-learning algorithms more intelligent, leading to higher quality matching between buyers and sellers, better return on investment for buyers and higher revenue for sellers. As a result of that high quality matching, we attract even more sellers which in turn attracts more buyers and vice versa. We believe this self-reinforcing dynamic creates a strong platform for growth. The historical and real time data we derive from seller integrations, 4 trillion bid requests per month, and approximately 600 million Internet users globally that interact with our platform per month inform our machine-learning algorithms and thereby create a size, scale and capability that is difficult to replicate.
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
Large agencies, DSPs and ad networks, many of which are already established in size and scale, are responsible for the majority of automated digital advertising spending. Accordingly, we believe our growth will be less affected by an increase in buyers than by increases in the amount of spending per buyer as more advertising shifts from traditional to automated buying and selling.

Another industry trend is the expansion of automated buying and selling of advertising through new channels, such as mobile and video. We have only recently expanded our solution to include the mobile platform and have not yet expanded our advertising units to include video. If we are unable to effectively expand our offerings in these areas, our competitive position may weaken and our growth may be adversely affected. The growth of automated buying and selling advertising is also expanding into new markets, and in some markets the adoption of automated digital advertising is greater than in the United States. We intend to expand our business in existing territories served and enter new territories. If we are unable to localize our offerings and provide our solution in new territories, our growth may be impeded and our competitive position may weaken.
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
For the three months ended June 30, 2014 and 2013 our revenue was $28.3 million and $19.0 million, respectively, representing a year over year increase of 49%, and our managed revenue was $153.5 million and $112.7 million, respectively, representing a year over year increase of 36%. For the three months ended June 30, 2014 and 2013, our net loss was $9.4 million and $2.1 million, respectively. For the three months ended June 30, 2014 and 2013 our adjusted EBITDA was $2.7 million and $2.1 million, respectively. For the six months ended June 30, 2014 and 2013 our revenue was $51.3 million and $35.6 million, respectively, representing a year over year increase of 44%, and our managed revenue was $283.1 million and $209.1 million, respectively, representing a year over year increase of 35%. For the six months ended June 30, 2014 and 2013, our net loss was $15.5 million and $4.3 million, respectively. For the six months ended June 30, 2014 and 2013 our adjusted EBITDA was $1.0 million and $4.1 million, respectively. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute adjusted EBITDA, and a reconciliation of adjusted EBITDA to net loss on a GAAP basis, please refer to “Key Operational and Financial Measures.”
Our net loss and adjusted EBITDA will be impacted by the rate at which our revenue increases and the timing of our investments in our operations. We expect our net loss to increase and adjusted EBITDA to decrease as a result of increased investments in our business.
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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Operational Measures:
Managed revenue (in thousands)	$153,540	$112,743	$283,106	$209,102
Take rate	18.4%	16.9%	18.1%	17.0%
Financial Measures:
Revenue (in thousands)	$28,283	$19,035	$51,298	$35,635
Adjusted EBITDA (in thousands)	$2,661	$2,089	$1,045	$4,065

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
Take Rate
Take rate is an operational measure that represents our share of managed revenue. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers. Our take rate can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer's or seller’s activity on our platform, product mix, the implementation of new products, platforms and solution features, and the overall development of the digital advertising ecosystem.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss adjusted for stock-based compensation expense, depreciation and amortization, interest income or expense, change in fair value of pre-IPO convertible preferred stock warrant liabilities, and other income or expense, which mainly consists of foreign exchange gains and losses, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate. We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, interest income or expense, change in fair value of preferred stock warrant liabilities, foreign exchange gains and losses, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•
our management uses adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our financial performance;

•	adjusted EBITDA may sometimes be considered by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers; and

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

Although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•
stock-based compensation is a non-cash charge and is and will remain an element of our long-term incentive compensation package, although we exclude it as an expense when evaluation our ongoing operating performance for a particular period;

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments, and therefore may not reflect periodic increases in capital expenditures;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Our adjusted EBITDA will be impacted by the rate at which our revenue increases and the timing of our investments in our operations. Please see below for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA for the three and six months ended June 30, 2014 and June 30, 2013, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Financial Measure:
Net loss	$(9,366)	$(2,105)	$(15,480)	$(4,267)
Add back (deduct):
Depreciation and amortization expense	2,678	2,040	5,053	4,101
Stock-based compensation expense	7,099	1,514	9,577	3,018
Acquisition and related items	—	125	—	313
Interest expense, net	14	69	71	160
Change in fair value of preferred stock warrant liabilities	1,742	428	732	977
Foreign currency (gain) loss, net	382	(45)	930	(350)
Provision for income taxes	112	63	162	113
Adjusted EBITDA	$2,661	$2,089	$1,045	$4,065

Components of Our Results of Operations
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution. Our solution enables buyers and sellers to purchase and sell advertising inventory, matches buyers and sellers and establishes rules and parameters for open and transparent auctions of advertising inventory. We recognize revenue upon the completion of a transaction, that is, when an impression has been made available to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers. We report revenue net of amounts we pay sellers for the impressions they provide. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
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

Expenses
We classify our expenses into the following four categories:
Cost of Revenue. Our cost of revenue consists primarily of data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting our revenue producing platform, amortization of software costs for the development of our revenue producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group, who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue producing platform in cost of revenue over their estimated useful lives. Many of these expenses are fixed and do not increase or decrease proportionately with increases or decreases in our revenue.
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
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility and capital lease arrangements. Interest income consists of interest earned on our money market accounts and was insignificant for the three and six months ended June 30, 2014 and 2013.
Change in Fair Value of Convertible Preferred Stock Warrant Liability. As of December 31, 2013, we had two outstanding warrants to purchase shares of our preferred stock. The convertible preferred stock warrants were subject to re-measurement to fair value at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. The common stock warrant was net exercised during June 2014.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Revenue	$28,283	$19,035	$51,298	$35,635
Expenses:
Costs of revenue (1)	4,852	3,594	9,312	7,031
Sales and marketing (1)	10,296	6,167	19,323	12,362
Technology and development (1)	4,598	5,138	9,275	9,249
General and administrative (1)	15,653	5,726	26,973	10,360
Total expenses	35,399	20,625	64,883	39,002
Loss from operations	(7,116)	(1,590)	(13,585)	(3,367)
Other (income) expense, net	2,138	452	1,733	787
Loss before income taxes	(9,254)	(2,042)	(15,318)	(4,154)
Provision for income taxes	112	63	162	113
Net loss	$(9,366)	$(2,105)	$(15,480)	$(4,267)

(1) Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Costs of revenue	$57	$22	$88	$40
Sales and marketing	700	223	1,277	563
Technology and development	424	419	727	787
General and administrative	5,918	850	7,485	1,628
Total	$7,099	$1,514	$9,577	$3,018

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	17%	19%	18%	20%
Sales and marketing	36%	32%	38%	35%
Technology and development	16%	27%	18%	26%
General and administrative	55%	30%	53%	29%
Total expenses	125%	108%	126%	109%
Loss from operations	(25)%	(8)%	(26)%	(9)%
Other (income) expense, net	8%	2%	3%	2%
Loss before income taxes	(33)%	(11)%	(30)%	(12)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(33)%	(11)%	(30)%	(12)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months and Six Months Ended June 30, 2014 and 2013
Revenue

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Revenue	$28,283	$19,035	$51,298	$35,635

Revenue increased $9.2 million, or 49%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in revenue was due to an increase in the amount of advertising spending on our platform for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily attributable to an increase of over 50% in average CPM for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily resulting from more targeted buying. The increase in average CPM was partially offset by a decrease in paid impressions for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily resulting from our traffic quality control initiatives put into place during the last several months of 2013 to maintain a high standard of quality advertising inventory and reduce lower quality traffic.
Revenue increased $15.7 million, or 44%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily for the same reasons described above.
We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, the amounts we pay sellers, and other factors such as changes in the market, our execution of the business, and competition.
Cost of Revenue

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except percentages)
Costs of revenue	$4,852	$3,594	$9,312	$7,031
Percent of revenue	17%	19%	18%	20%

Cost of revenue increased by $1.3 million, or 35%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in data center, hosting, and bandwidth costs of $0.4 million, an increase in amortization expense of capitalized internal use software of $0.4 million, and an increase in personnel costs of $0.2 million. The increases in data center, hosting, and bandwidth costs were primarily attributable to data center locations added subsequent to June 30, 2013 in order to support the increase in the use of our platform and international expansion efforts requiring additional hardware, software, and maintenance expenses. The increase in amortization of capitalized internal use software was due to our continued investment in our revenue producing platform. The increase in personnel costs was primarily driven by increased headcount in order to support our growth. Average headcount attributable to cost of revenue was 40% higher during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Cost of revenue increased by $2.3 million, or 32%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in data center, hosting, and bandwidth costs of $0.8 million, an increase in amortization expense of capitalized internal use software of $0.7 million, and an increase in personnel costs of $0.4 million. The increases in data center, hosting, and bandwidth costs and the increase in amortization of capitalized internal use software were primarily for the same reasons described above. The amortization of capitalized internal use software reflected in cost of revenue was $1.8 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase in personnel costs was primarily due to increased headcount in order to support our growth. Average headcount attributable to cost of revenue was 46% higher during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to invest additional capital into our data centers, hire additional personnel to continue to build and maintain our systems, and invest in our technology. As a percentage of revenue, cost of revenue may fluctuate based on revenue levels and the timing of these investments.

Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except percentages)
Sales and marketing	$10,296	$6,167	$19,323	$12,362
Percent of revenue	36%	32%	38%	35%

Sales and marketing expense increased by $4.1 million, or 67.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in personnel costs of $3.2 million. The increase in personnel costs was primarily due to an increase in average sales and marketing headcount of 49% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Our sales and marketing headcount increased in order to support our sales efforts and continue to develop and maintain relationships with buyers and sellers, as well as to provide information to the market with respect to our solution.
Sales and marketing expense increased by $7.0 million, or 56%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in personnel costs of $5.6 million. The increase in personnel costs was primarily due to an increase in average sales and marketing headcount of 43% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Our sales and marketing headcount increased primarily for the same reasons described above.
Overall sales and marketing expenses increased due to our continued focus on marketing our platform and solution to increase the adoption of our platform and our solution by existing and new buyers and sellers, and to establish a presence in international markets.
We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our domestic and international business. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels, the timing of our investments, and the seasonality in our industry and business.
Technology and Development

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except percentages)
Technology and development	$4,598	$5,138	$9,275	$9,249
Percent of revenue	16%	27%	18%	26%

Technology and development expense decreased by $0.5 million, or 11%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily due to an increase in personnel costs being capitalized into internal use software development which reduced the expense for the period, partially offset by an increase in headcount, which reflects our continued hiring of engineers to maintain and support our technology and development efforts. Average technology and development headcount increased by 30% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Technology and development expense remained largely unchanged for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Personnel costs increased, but were offset by an increase in costs being capitalized into internal use software development. The increase in personnel costs and the increase in personnel costs being capitalized into internal use software development were primarily for the same reasons described above. Average technology and development headcount increased by 31% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
We expect technology and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our technology and development efforts; however, the timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. Technology and development expense as a percentage of revenue may fluctuate from period to period based on revenue levels, the timing of these investments, and the timing and the rate of the amortization of capitalized projects.

General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except percentages)
General and administrative	$15,653	$5,726	$26,973	$10,360
Percent of revenue	55%	30%	53%	29%

General and administrative expense increased by $9.9 million, or 173%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in personnel costs of $7.8 million and an increase in professional services fees of $1.2 million. The increase in personnel costs included an increase in stock-based compensation of $5.1 million, primarily associated with equity awards granted during the six months ended June 30, 2014, and to a lesser extent, increased headcount to support our growth and transition to a public company. Average general and administrative headcount increased by 77% from June 30, 2013 to June 30, 2014. The increase in third-party professional services fees was related to an increase in the use, as well as a change in the timing of use during the year, of third-party accounting, audit, tax and legal services as we continued to invest in our infrastructure, processes and controls to support our growth and our operation as a public company.
General and administrative expense increased by $16.6 million, or 160%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in personnel costs of $11.5 million and an increase in professional services fees of $3.5 million. The increase in personnel costs was primarily due to an increase in stock-based compensation of $5.9 million, and increased headcount. Increases in stock-based compensation expense, headcount and third-party professional services fees were for the same reasons as described above. Average general and administrative headcount increased by 86% from June 30, 2013 to June 30, 2014.
We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including professional services fees, insurance premiums and compliance costs associated with operating as a public company.

Other Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands,)
Interest expense, net	$14	$69	$71	$160
Change in fair value of convertible preferred stock warrant liabilities	1,742	428	732	977
Foreign exchange (gain) loss, net	382	(45)	930	(350)
Total other (income) expense, net	$2,138	$452	$1,733	$787

The increase in other expense, net of $1.7 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily related to the increase in the fair value of pre-IPO convertible preferred stock warrant liabilities, and to a lesser extent, an increase in losses of $0.4 million on foreign currency transactions. The fair value of our pre-IPO convertible preferred stock warrant liabilities increased to $6.2 million through the closing of our IPO on April 7, 2014 from $4.4 million at March 31, 2014 driven by an increase in the fair value of the Company's common stock between these dates. In connection with our IPO in April 2014, one warrant was exercised on a net basis and the remaining preferred stock warrant was automatically converted into a warrant exercisable for common stock. Following the closing of our IPO, we were no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. The common stock warrant was net exercised during June 2014. The increase in losses on foreign currency transactions mainly related to increased volume of foreign denominated transactions and fluctuations in the British Pound in relation to the U.S. Dollar from April 1, 2014 to June 30, 2014 as compared to fluctuations from April 1, 2013 to June 30, 2013.

The increase in other expense, net of $0.9 million, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to an increase in losses of $1.3 million of foreign currency transactions mainly related to increased volume of foreign denominated transactions and fluctuations in the British Pound in relation to the U.S. Dollar from January 1, 2014 to June 30, 2014 as compared to fluctuations from January 1, 2013 to June 30, 2013.

Provision for Income Taxes
Our provision for income taxes of $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively, primarily relates to taxes due in foreign jurisdictions.
Liquidity and Capital Resources
From our incorporation in April 2007 until our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock, our use of our credit facilities, and cash generated from operations. Between 2007 and 2010, we raised $52.6 million from the sale of preferred stock. On April 7, 2014, we completed our IPO, whereby 6,432,445 shares of common stock were sold by us (including 1,015,649 shares sold pursuant to the underwriters' exercise or their over-allotment option), and 1,354,199 shares of common stock were sold by selling stockholders. We received proceeds from the offering of approximately $86.2 million after deducting the underwriting discounts and commissions, and offering expenses. We did not receive any proceeds from the sales of shares by the selling stockholders. At June 30, 2014, we had cash and cash equivalents of $105.7 million and restricted cash of $1.6 million.

On April 14, 2014, we repaid all of the outstanding debt under the line of credit with Silicon Valley Bank in the amount of $3.8 million. At June 30, 2014, we had no amounts outstanding under our credit facility with Silicon Valley Bank, and $40 million was available for additional borrowings.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum line amount of the credit facilities, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. Currently, we would not satisfy this minimum fixed charge coverage ratio test, which is defined as a ratio of adjusted EBITDA to the sum of interest accrual and principal payments required to be paid during the relevant measurement period. However, we meet the specified excess availability threshold, so we are not currently required to satisfy the fixed charge coverage ratio test. At June 30, 2014, our fixed charge coverage ratio was (3.7) to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, Silicon Valley Bank would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at June 30, 2014.
We believe our existing cash and cash flow from operations, together with the undrawn balance under our credit facility with Silicon Valley Bank, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”
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

There can be no assurances that we will be able to raise additional capital, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash flows provided by operating activities	$548	$10,193
Cash flows used in investing activities	(8,869)	(4,801)
Cash flows provided by (used in) financing activities	83,932	(385)
Effects of exchange rates on cash	121	(485)
Increase in cash and cash equivalents	$75,732	$4,522
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
For the six months ended June 30, 2014, cash provided by operating activities of $0.5 million resulted from our net loss of $15.5 million, offset by non-cash expenses of $15.7 million and net changes in our working capital of $0.3 million. The net change in operating working capital was primarily related to a decrease in accounts receivable of approximately $3.8 million partially offset by a decrease in accounts payable and accrued expenses of approximately $1.6 million, primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
For the six months ended June 30, 2013, cash provided by operating activities of $10.2 million resulted from our net loss of $4.3 million offset by non-cash expenses of $8.6 million and net changes in our working capital of $5.9 million. The net change in working capital was primarily related to an increase in accounts payable and accrued expenses of approximately $2.4 million, an increase in other liabilities of approximately $1.8 million and a decrease in accounts receivable of approximately $2.1 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers. The increase in other liabilities was primarily due to increases in deferred rent associated with new office facilities entered into during the six months ended June 30, 2013.
Investing Activities
Our primary investing activities have consisted of purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal use software development. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Cash requirements for our working capital needs, capital expenditures or contractual commitments are expected to increase from 2013 to 2014 as a result of a larger amount of our internally developed software costs as well as slightly higher costs associated with key initiatives.
During the six months ended June 30, 2014, we used $8.9 million of cash in investing activities, consisting of $4.5 million in investments in property and equipment and $4.4 million of investments in our internal use software, net of amounts reflected in accounts payable and accrued expenses at June 30, 2014.

During the six months ended June 30, 2013, we used $4.8 million of cash in investment activities, consisting of $2.4 million of investments in property and equipment, and net of amounts financed through capital leases, $1.2 million of investments in our internal use software, and $1.3 million of cash reclassified to restricted cash in conjunction with our corporate office building lease.

Financing Activities
Our financing activities consisted primarily of proceeds and expenses from our IPO, borrowings and repayments under our Silicon Valley Bank credit facility, including the equipment loans, and the issuance of shares of common stock upon the exercise of stock options.

For the six months ended June 30, 2014, cash provided by financing activities of $83.9 million was primarily due to the net proceeds received from our IPO of $89.7 million, net of underwriting commissions and discounts, and proceeds of $1.1 million from stock option exercises, offset by the repayment of our Silicon Valley Bank credit facility of $3.8 million and payments of $2.9 million for offering costs related to our IPO.
For the six months ended June 30, 2013, cash used in financing activities of $0.4 million was primarily due to payments of $0.6 million on our equipment loan and capital lease obligations, partially offset by proceeds of $0.2 million from stock option exercises.
Off Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off balance sheet arrangements at June 30, 2014 other than operating leases and the indemnification agreements described below.

Prior to the closing of our IPO, the holders of our convertible preferred stock were entitled to dividends when, as, and if declared by our board of directors, and prior and in preference to common stock. Unless declared, dividends were not payable except that cumulative dividends were payable in the event of the sale, liquidation, dissolution, or winding up of the company. No dividends were declared or paid. Immediately upon the closing of the offering, each outstanding share of convertible preferred stock was automatically converted into one-half of a share of our common stock and these holders were no longer be entitled to cumulative dividends.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, non-cancelable operating lease agreements with data centers that expire at various times through 2019, and facility fee obligations under our outstanding credit facility with Silicon Valley Bank. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2013, we entered into new operating leases. Future non-cancelable minimum commitments as of June 30, 2014 relating to these operating leases totaling $6.4 million are due from July 2014 through May 2019. During the six months ended June 30, 2014, in connection with an office lease, the Company entered into an irrevocable letter of credit in the amount of $0.7 million.
At December 31, 2013, liabilities for unrecognized tax benefits of $1.5 million, which are attributable to U.S. income taxes, were not included in our contractual obligations because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities. There were no material changes to our unrecognized tax benefits in the six months ended June 30, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2014.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, the valuation of common stock for periods prior to our IPO, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the valuation of pre-IPO preferred stock warrant liabilities, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements presented in the Company's prospectus filed with the SEC on April 2, 2014 pursuant to Rule 424(b) under the Securities Act of 1933.
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

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2014, including intercompany balances, would result in a foreign currency loss of approximately $2.0 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

As we disclosed in our Registration Statement on Form S-1 in connection with our initial public offering and in our quarterly report on Form 10-Q for the period ending March 31, 2014, we identified certain material weaknesses in our internal control over financial reporting resulting from:

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

As described in our Registration Statement on Form S-1 and in our quarterly report on Form 10-Q for the period ending March 31, 2014, and as discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts
As we disclosed in our Registration Statement on Form S-1 and in our quarterly report on Form 10-Q for the period ending March 31, 2014, we commenced measures to remediate the identified material weaknesses during the third quarter of 2013, including:

•	building a more experienced accounting and finance organization with expertise to perform specific functions;

•	implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analysis; and

•	designing and implementing improved processes and internal controls, including ongoing senior management review.
During the six months ended June 30, 2014, we have taken additional steps to remediate the material weaknesses, including:

•	continued implementing our corporate governance framework and adopted a new code of business conduct;

•	substantially formalizing policies and procedures;

•
implementing processes for creating an effective and timely close process by establishing and streamlining defined work flow processes among functional areas, utilizing a detailed daily financial close checklist for accountability, creating balance sheet reconciliation templates for all accounts and providing additional training for accounting and finance personnel;

•
continued implementing general information technology controls over financially significant applications, including controls relating to security, change management, data center operations and segregation of duties; and

•	implementing a framework for regular evaluations of the effectiveness of internal control over financial reporting and commencing testing over these internal controls on a periodic basis.

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

PART II. OTHER INFORMATION
Item 1A. Legal Proceedings.
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2014. However, based on our knowledge as of June 30, 2014, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
The advertising technology market is dynamic, and our success depends upon the continued adoption of advertising automation and our ability to develop innovative new technologies and solutions for the evolving needs of sellers of advertising, including websites, applications and other digital media property owners, and buyers of advertising. We also need to grow significantly and expand the scope of our offering in order to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to recover and achieve our objectives. Our ability to grow requires access to, and prudent deployment of, capital for hiring, expansion of physical infrastructure to run our solution, acquisition of companies or technologies, and development and integration of supporting sales, marketing, finance, administrative, and managerial infrastructure. Further, the rapid growth we are pursuing will itself strain the organization and our ability to continue that growth and to maintain the quality of our operations. If we are not able to innovate and grow successfully, the value of the company may be adversely affected.
In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of the reach of our solution into evolving digital media, and growth into new geographic markets.
Historically, lower value display advertising has been the largest portion of the business transacted through our solution. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms, including mobile and video, further increase our business in new international markets, and effectively drive the increasing automation in the advertising industry. In order to innovate successfully, we must hire, train, motivate and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. In mobile, video, and other emerging digital platforms, there are competitors with a significant head start in terms of technology and buyer or seller relationships. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets.

Our technology development efforts may be inefficient or ineffective, which may harm our ability to attract buyers and sellers.
Our future success will depend in part upon our ability to enhance our existing solution, to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements, and to persuade buyers and sellers to adopt our new solutions. New elements of our offering must compete with established competitors and may require significant investment in development and marketing to achieve parity. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our solution is complex and requires a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in buyer and seller requirements, market demands, resource availability, regulatory requirements or other factors. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, solutions that respond appropriately to the needs of buyers and sellers, and competitors may develop offerings that more successfully anticipate market evolution and address market expectations. If our solution is not responsive and competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration.
We must scale our technology infrastructure to support our growth and transaction volumes. If we fail to do so, we may lose buyers, sellers and revenue from transactions.
When a user visits a website or uses an application where our technology is integrated, our technology must process a transaction for that seller and conduct an auction, often among hundreds of buyers and tens of thousands of advertiser brands, within milliseconds. Our technology must scale to process all of the advertising impressions from the collection of all of the visitors of all of the websites and applications offered on our platform combined. Additionally, for each individual advertising impression, our technology must be able to send bid requests to all of the appropriate and available buyers on our platform. It must perform these transactions end-to-end at speeds often faster than the page or application loads for the user. In short, our technology needs to process the combined volume of every website and application and all of the buyers’ bidding technologies, which evolve over time, at speeds that are often faster than their capabilities. We must be able to continue to increase the capacity of our platform in order to support substantial increases in the number of buyers and sellers, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery, all to support the network effect of our solution. If we are unable to effectively increase the scale of our platform to support and manage a substantial increase in the number of transactions, as well as a substantial increase in the amount of data we process, on a cost effective basis, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to continue processing these transactions at fast enough speeds or if we are unable to support emerging advertising formats or services preferred by advertisers, we may be unable to obtain new buyers or sellers, we may lose existing buyers or sellers or we could lose revenue from failure to process transactions in a timely manner, any of which could cause our revenue to decline. We expect to continue to invest in our platform in order to meet increasing demand. Such investment may negatively affect our profitability and results of operations.
We have a history of losses and may not achieve and sustain profitability in the future.
We incurred net losses of $15.5 million for the six months ended June 30, 2014, and $9.2 million, $2.4 million and $15.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of June 30, 2014, we had an accumulated deficit of $77.5 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease due to competitive pressures, maturation of our business or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing and related support employees in existing and new territories, investing in our technology and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.

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
Our operating results are difficult to predict, particularly because we generally do not have long-term arrangements with buyers or sellers. We have from time to time experienced significant variations in revenue and operating results from period to period. Our operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:

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
We are undergoing rapid growth, including in our employee headcount. As of June 30, 2014, we had 411 employees. A significant portion of our management team joined us in 2013. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, and we may continue to do so. This rapid influx of large numbers of people from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire companies and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

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
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors, including Google, who, in some cases, are also buyers on our platform. We also compete for supply of advertising inventory against a variety of competitors, including Google. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some buyers that use our solution have their own relationships with sellers and can directly connect advertisers with sellers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us. In addition, as a result of solutions introduced by us or our competitors in the rapidly evolving and fluid advertising market, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. New competitors may emerge through acquisitions or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or compel us to reduce our prices and could make it more difficult to grow our business profitably.
We anticipate continued consolidation in the advertising technology industry, increasing the capabilities and competitive posture of larger companies and enabling new competitors to emerge. Many buyers and sellers are large consolidated organizations that may need to acquire other companies in order to grow. Smaller buyers and sellers may need to consolidate in order to compete effectively. There is a finite number of large buyers and sellers in our target markets, and as technology continues to improve and market factors continue to compel investment by others in the business, market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than us to grow more quickly and strengthen their competitive position through innovation, development and acquisitions. Moreover, any consolidation of buyers or sellers may give the resulting enterprises greater bargaining power or result in the loss of buyers and sellers that use our platform, and thus reduce our potential base of buyers and sellers, each of which would lead to erosion of our revenue.

Our business depends on our ability to collect and use data to deliver advertisements, and to disclose data relating to the performance of advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers and revenue.
When advertisements are placed through our solution, we are able to collect non-personal information about the placement of the advertisement and the interaction of the device user with the advertisement, such as whether the user visited a landing page. We are also able to collect information about pricing of advertisements, historical clearing prices, bid responses, what types of advertisements are allowed on a particular website, which websites a buyer prefers, what ad formats are available to be served, advertisement size and location, where a user is located, how many advertisements the user has seen, browser or device information and sellers’ proprietary data about users. As we collect and aggregate this data provided by trillions of advertising impressions, we analyze it in order to facilitate optimization of the pricing, placement and scheduling of advertisements purchased by buyers across the advertising inventory provided by sellers.
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
We use “cookies,” or small text files, to gather data to enable our solution to be more effective. Cookies that we place are generally regarded as “third party cookies” because they are placed on individual browsers when Internet users visit a website owned by a seller, advertiser or other first party that has given us permission to place cookies. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personal information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen and browser or device information. We may also receive information from cookies placed by advertisers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user’s browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertiser’s campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. In addition to cookies, we sometimes place pixels on seller websites to track data regarding users’ visits to such websites. We may use such information internally to optimize our services, and may provide such data, or analysis based on such data, to buyers or sellers as part of our services. If sellers restrict our ability to place such pixels on their websites, or if the use of such tracking mechanisms is restricted by laws in the future, it may diminish the value of our services.
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising. Some of these member states, such as the Netherlands, have also considered requiring prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. If member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired.
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
If cookies are effectively replaced by tracking technologies that are adopted as open industry-wide standards rather than proprietary standards, we may still incur substantial costs to replace cookie-based tracking mechanisms with these new tracking technologies. This may impose substantial re-engineering implementation costs, and may also diminish the quality or value of our services to advertisers, if such new web-tracking technologies do not provide us with the quality or timeliness of the tracking data that we currently generate from cookies.
If the use of “third party cookies” or digital advertising generally is rejected by Internet users, our performance may decline and we may lose advertisers and revenue.
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third party cookies from being stored on a user’s computer. If more Internet users adopt these ad blocking settings, utilize privacy modes when browsing seller websites, or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. The browser manufacturer Mozilla, which publishes Firefox, has previously announced an intention to block third party cookies by default in a future iteration of the Firefox browser, and other browsers may do the same. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device. As a consequence, fewer of our cookies or sellers’ cookies may be set in browsers or accessible in mobile devices, which adversely affects our business.

“Do Not Track” options in web browsers, as well as emerging government disclosure obligations and other potential regulations, could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns transacted through our solution, and as a result may degrade our performance for our advertisers or sellers.
Current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” signals, whereby users indicate that they do not wish to have their web usage tracked. However, there is currently no definition of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. The World Wide Web Consortium (“W3C”) chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary “Do Not Track” standard for the web. The W3C is continuing to work on a policy specification that will provide guidance as to how websites and advertisers should respond to a “Do Not Track” signal, but it is unclear exactly what that specification will advise, and to what extent that specification will be accepted by legislators and regulators worldwide. The Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard.
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

A wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner to commercially harm us while favoring their solutions. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target advertisements and communication with consumers through mobile devices and/or using location and the collection of data from apps and websites that are targeted to children. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate is currently considering enacting the Location Privacy Protection Act, which would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. Similarly, on May 1, 2014, the President's Council of Advisors on Science and Technology released a report entitled “Big Data and Privacy: A Technological Perspective” that, among other things, advocates greater scrutiny of, and potential increased regulation of, the use of data by private enterprises, including companies in the online advertising space. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use information collected from or about children. In addition, the European Union has adopted Directive 2002/58/EC, commonly referred to as the EU e-Privacy Directive, and is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering our solution in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
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
The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the Data Protection Directive) as well as legislation adopted in the member states to implement the Data Protection Directive. The transfer of what is deemed to be personal data of EU subjects to countries (like the United States) that are determined to have inadequate privacy protections for such data is currently permitted under, among other methods, a process agreed to by the EU and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses commit to treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive, and may self-certify their compliance with the Safe Harbor Framework.
Currently, we have decided not to participate in the Safe Harbor Framework. Nonetheless, recent developments have called into question whether we would be able to participate in the future, should we decide to do so, or should participation become necessary. The EU is currently considering adoption of a General Data Protection Regulation to supersede the Data Protection Directive, and a European Parliament Inquiry has recently indicated that it will recommend suspension of the Safe Harbor Framework as part of the General Data Protection Regulation. Meanwhile, the European Commission recently published its analysis of the Safe Harbor Framework and concluded that it should be revised to include greater transparency and active enforcement. More recently, the High Court of Ireland has referred to the European Court of Justice a case that calls into question the continued viability of adequacy programs like the Safe Harbor Framework. If restrictions are adopted by the EU that completely prohibit the transfer of our data regarding EU subjects to our computer servers in the U.S., or if the European Court of Justice determines that the Safe Harbor Framework is not sufficient to permit transfer of data between the EU and the United States, we would no longer have the option of participating in the Safe Harbor Framework (in which we currently do not participate), and may be forced to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our expansion plans in Europe, or render such plans commercially infeasible.

Changes to the definition of personal information or personal data, as well as jurisdictional variances regarding what constitutes personal information or personal data, may require us to change our business practices, which may inhibit our ability to conduct our business.
Although we do not collect data that is traditionally considered personal data in the United States, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial or health data in the ordinary course of providing our solution (except to the limited extent personal data is voluntarily submitted by a user or collected by us with the user's knowledge and consent), we typically do collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, the EU generally regards IP addresses as personal data.
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
Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems or Internet browsers is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems or Internet browsers, either because of technological constraints or because a maker of these devices or developer of these operating systems or Internet browsers wished to impair our ability to provide advertisements on them or our ability to fulfill advertising inventory from developers whose applications are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.
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
In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of Internet advertising. For example, we have undertaken to comply with the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in other jurisdictions. On our website, we offer Internet users the ability to opt out of receiving interest-based advertisements based on a cookie we place. However, in the past, some of these guidelines have not comported with our business practices, making them difficult for us to implement. If we encounter difficulties in the future, or our opt-out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, buyers, sellers or other private parties. Any such action against us could be costly and time consuming, require us to change our business practices, divert management’s attention and our resources and be damaging to our reputation and our business. In addition, we could be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business. As a result of such inconsistencies or conflicts, or other business or legal considerations, we may choose not to comply with some self-regulatory guidelines. If we fail to abide by or are perceived as not operating in accordance with applicable laws and regulations and industry best practices or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer and we could lose relationships with buyers and sellers.
Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business may not grow at similar rates, if at all.
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
We depend on digital media properties to provide us with advertising inventory within their websites and applications. The sellers that supply their advertising inventory to us typically do so on a non-exclusive basis and are not required to provide any minimum amounts of advertising inventory to us or provide us with a consistent supply of advertising inventory. Sellers may seek to change the terms at which they offer inventory to us or they may elect to make advertising inventory available to our competitors who offer advertisements to them on more favorable economic terms or may sell inventory directly to buyers through other channels. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory. These restrictions may include strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, or restrictions on the use of specified creative content or format. In addition, sellers or competitors could pressure us to increase the prices for inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver advertisements using our solution.
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
Generally, buyers conduct business with our competitors as well as with us, may bypass us and purchase inventory directly from sellers, and are not obligated to provide us with any minimum volumes of business. Most of our business with buyers originates pursuant to “insertion orders,” which are often limited in scope and can be reduced or canceled by the buyer without penalty. Accordingly, our business is highly vulnerable to changes in the macro environment and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers to migrate to competitors’ offerings. Further, if our relationship with a buyer becomes strained due to service failures or other reasons, it is very easy for that buyer to reduce or terminate its business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current buyers will continue to use our solution or that we will be able to replace lost buyers with new ones. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenue, which would harm our profitability and other operating results. If a buyer or group of buyers representing a significant portion of our business decides to materially reduce use of our solution, it could cause an immediate and significant decline in our revenue and profitability and harm to our business.
Loss of business associated with large buyers or sellers could have significant negative impact on our results of operations and overall financial condition.
Certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Consequently, the retention of large buyers and sellers is important to our operating results as well as the robustness of our exchange. Our contracts with buyers and sellers generally do not provide for any minimum volumes or may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; new offerings by or strategic relationships with our competitors; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues could also cause a decline in spending. The number of large media buyers in the market is finite, and it could be difficult for us to replace revenue loss from any buyers whose relationships with us diminish or terminate. Similarly, it could be difficult for us to replace inventory loss from any large sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect. Loss of revenue from significant buyers or failure to collect accounts receivable, whether as a result of buyer payment default, contract termination or other factors, or significant reductions in inventory, could have a significant negative impact on our results of operation and overall financial condition.
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
We generally attempt to obtain representations from buyers that the advertising they place through our solution complies with applicable laws and regulations and does not violate third-party intellectual property rights, and from sellers about the quality and characteristics of the impressions they provide. We also generally receive representations from buyers and sellers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection practices. However, we are not always able to verify or control their compliance with their obligations under their agreements with us or to consumers or other third parties, and the acts or omissions of sellers, buyers or advertisers may subject us to regulatory action, legal claims and liability that would be difficult and costly to defend and expose us to significant costs and reputational harm. We may not have adequate indemnity to protect us against, and our policies of insurance may not cover, such claims and losses.
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

We have limited ability to control acts and omissions of buyers and sellers or other third parties that could trigger our indemnity obligations, and our policies of insurance may not cover us for acts and omissions of others. We attempt to obtain indemnity from buyers and sellers (as well as other third parties) to protect us in case we become liable for their acts and omissions, but because we contract with many buyers and sellers and those contracts are individually negotiated with different scopes of indemnity and different limits of liability, it is possible that in any case our obligation to provide indemnity for the acts or omissions of a third party such as a buyer or seller may exceed what we are able to recover from that party. Further, contractual limits on our liability may not apply to our indemnity obligations, contractual limits on our counterparties’ liability may limit what we can recover from them and contract counterparties may be unable to meet their obligations to indemnify and defend us as a result of insolvency or other factors. Large indemnity obligations, or obligations to third parties not adequately covered by the indemnity obligations of our contract counterparties, could expose us to significant costs.
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
Our solution processes more than 2.5 million peak queries per second and approximately 4 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers’ or buyers’ software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to process data to place advertisements or price inventory effectively or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them.
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
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss, loss of adequate cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because of the difficulty associated with prevention and remediation of intentional attacks and sabotage, and because they can be used to steal confidential or proprietary data from us or our users. Further, because our Los Angeles headquarters and San Francisco office and our California and Japan data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform to divert or artificially inflate the purchases by buyers through our platform. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. We use proprietary technology to identify non-human inventory and traffic. During the year ended December 31, 2013, as a result of our screening and detection efforts, we terminated relationships with over 50 sellers that appeared to be engaging in such activities, resulting in fewer paid impressions in the year than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these sellers. Although we assess the quality and performance of advertising on sellers’ digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers for controls with respect to such activity. Further, perpetrators of fraudulent impressions change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of seller’s inventory and controlling fraudulent activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected advertisers may experience or perceive a reduced return on their investment resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not viewable by the consumer for technical or other reasons.

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

•
To pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund any cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations.

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
In addition, our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales and management personnel. We are a technology-driven company and the innovation and delivery of complex solutions at massive scale upon which our success depends are technological and engineering problems. It is imperative that we have highly skilled mathematicians, computer scientists, engineers and engineering management, and appropriately qualified personnel can be difficult to recruit and retain. In addition, as we execute on our international expansion strategy, we will encounter staffing challenges that are unique to a particular country or region, such as recruiting and retaining qualified personnel in foreign countries and difficulty managing such personnel and integrating them into our culture. Skilled and experienced management is critical to our ability to execute against our strategic vision and maintain our performance through the growth and change we anticipate. For certain of our employees, including our CEO, a significant portion of their equity ownership is vested. As a result, it may be more difficult, and require additional equity awards, for us to continue to retain and motivate these team members.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have three issued patents, three allowed applications, seven pending U.S. patent applications and one pending patent application in one other jurisdictions, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, steps taken by us may not prevent misappropriation of our technology and proprietary information or infringement of our intellectual property rights. Policing unauthorized use of our technology and intellectual property is difficult. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of obtaining and maintaining such rights as well as the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings, which could be expensive and time-consuming and which may not result in issued patents. Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours, and we may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights.
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
Third parties may assert claims of infringement or misappropriation of intellectual property rights in proprietary technology against us or against buyers for which we may be liable or have an indemnification obligation. We cannot be certain that we are not infringing or violating any third-party intellectual property rights. From time to time, we or buyers and sellers may be subject to legal proceedings relating to our solution or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties.
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
We have numerous operations outside of the United States, and we expect our international operations to contribute significantly to our future growth. While we currently conduct business in Northern Europe, Australia, Japan, Singapore and Brazil, our expansion plans are also focused on the rest of Asia and other Latin American countries, and other countries in Europe. However, our experience operating outside the United States is still limited, and our international employees currently represent a modest portion of our headcount. Achievement of our international objectives will require a significant amount of attention from our management, finance, analytics, operations, sales and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms and different business practices than the United States.
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
One or more of these requirements and risks may make our international operations more difficult and expensive or less successful than we expect, and may preclude us from operating in some markets. There is no assurance that our international expansion efforts will be successful, and we may not generate sufficient revenue or margins from our international business to cover our expenses or contribute to our growth.
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
We currently have transactions denominated in various non-U.S. currencies, and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our expenses in many of these same currencies, as well as other currencies, and to the extent we need to convert U.S. Dollars or a different foreign currency to pay expenses, we are exposed to unfavorable changes in exchange rates and added transaction costs. We expect international sales and transactions to become an increasingly important part of our business. Such sales and transactions may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.
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
While we have designed and implemented, or expect to implement, measures that we believe address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analysis and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses during the third quarter of 2013 and expect that such remediation will be completed by the end of 2014. We have incurred significant costs to remediate these weaknesses, primarily personnel costs, external consulting fees, system implementation costs, and related indirect costs including the use of facilities and technology, and we expect to incur additional costs to remediate these weaknesses. Because some of the personnel costs and systems resources also support our general operations and the scale and growth of our business, we cannot precisely separate costs related to our material weakness remediation from costs associated with our overall internal control efforts. However, we estimate that the incremental costs of our internal audit employees and external consultants who are primarily focused on material weakness remediation and internal control testing were approximately $0.3 million for the year ended December 31, 2013. We expect such costs will approximate $0.9 million for the year ended December 31, 2014. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.

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
On September 27, 2011, we entered into a loan and security agreement with Silicon Valley Bank that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of $40 million. At June 30, 2014, we had no amounts outstanding under this loan and security agreement. Borrowings under this agreement are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors in our common stock to sell their shares at a time and price that they deem appropriate. As of July 28, 2014, we had 35,863,531 shares of common stock outstanding, including 2,191,602 shares of restricted stock issued pursuant to our 2007 Stock Incentive Plan, none of which were vested, but excluding shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units. As of July 28, 2014, we had outstanding options to purchase an aggregate of 7,796,393 shares of our common stock issued pursuant to our 2007 Stock Incentive Plan, of which 3,660,605 were vested at a weighted-average exercise price of $4.99 per share, and options to purchase an aggregate of 411,141 shares of our common stock issued pursuant to our 2014 Equity Incentive Plan at a weighted-average exercise price of $13.62, none of which are vested. Furthermore, as of July 28, 2014, we had outstanding 180,975 restricted stock units issued pursuant to our 2014 Equity Incentive Plan, none of which were vested. All of these outstanding stock options, together with an additional 1,675,790 shares of our common stock reserved for issuance under our 2014 Equity Incentive Plan and 525,000 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans' evergreen provisions, are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described below and the restrictions of Rule 144 in the case of our affiliates.
All of our directors and officers and substantially all of our stockholders and optionholders have agreed, subject to certain exceptions described under the caption "Underwriting" in our prospectus filed with the SEC on April 3, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the representatives of the underwriters of our initial public offering, for a period of 180 days from the date of the final prospectus relating to our initial public offering. This lock-up period is currently scheduled to expire on September 28, 2014. After expiration of the lock-up period, our locked-up security holders will be able to sell shares in the public market, including shares of common stock that are subject to stock options that have not yet been exercised. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. For certain of our employees, a substantial portion of their equity is in the form of stock options that are vested and in-the-money, and can be exercised for shares eligible for sale upon expiration of the lock-up arrangements. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate.
Based on shares outstanding as of July 28, 2014, holders of up to approximately 17,979,360 shares, or 50%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares in registration statements that we may file for ourselves or other stockholders.
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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 56% of the shares of our common stock outstanding as of July 28, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors' interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.
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
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” For example, we are not required to comply with the independent auditor attestation requirements of Section 404, we may provide reduced disclosure regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. Investors may find our common stock less attractive because we rely on these exemptions, which could contribute to a less active trading market for our common stock, and increased volatility or reduction in our stock price.
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
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.
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

•
Our board of directors may amend our bylaws by majority vote. This could allow the board to use bylaw amendments to delay or prevent an unsolicited takeover, and limits the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sale of Unregistered Securities
From April 1, 2014 through May 15, 2014, the effective date of our Registration Statement on Form S-8, we granted to our employees, consultants and other services providers (i) options to purchase an aggregate of 211,960 shares of common stock at an exercise price of $15.00 per share and (ii) 106,415 restricted stock units. The issuances of such options and restricted stock units were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder.

From April 1, 2014 through May 15, 2014, we issued an aggregate of 29,287 shares of our common stock upon the exercise of options under the 2007 Plan at exercise prices ranging from $0.38 to $8.30, for aggregate exercise price proceeds of $0.1 million. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereunder.

On June 23, 2014, we issued 9,671 shares of our common stock upon the net exercise of a warrant to purchase our common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act. We did not receive any proceeds from the exercise of the warrant.

(b)  Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-193739), which was declared effective on April 1, 2014. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

Date: August 1, 2014

EXHIBIT INDEX

Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of The Rubicon Project, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014)

3.2	Amended and Restated Bylaws of The Rubicon Project, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014)
31.1	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins (2)	XBRL Instance Document
101.sch (2)	XBRL Taxonomy Schema Linkbase Document
101.cal (2)	XBRL Taxonomy Calculation Linkbase Document
101.def (2)	XBRL Taxonomy Definition Linkbase Document
101.lab (2)	XBRL Taxonomy Label Linkbase Document
101.pre (2)	XBRL Taxonomy Presentation Linkbase Document

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