Form 10-Q
period 2014-09-30
RUBICON PROJECT, INC.
filed 2014-10-31
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2014
Common Stock	35,955,841

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$104,089	$29,956
Accounts receivable, net	99,913	94,722
Prepaid expenses and other current assets	6,336	4,141
TOTAL CURRENT ASSETS	210,338	128,819
Property and equipment, net	14,111	8,712
Internal use software development costs, net	11,221	7,204
Goodwill	1,491	1,491
Intangible assets, net	180	510
Other assets, non-current	1,425	3,151
TOTAL ASSETS	$238,766	$149,887
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$127,982	$120,198
Debt and capital lease obligations, current portion	157	288
Other current liabilities	2,133	2,901
TOTAL CURRENT LIABILITIES	130,272	123,387
Debt and capital leases, net of current portion	—	3,893
Convertible preferred stock warrant liabilities	—	5,451
Other liabilities, non-current	1,674	996
TOTAL LIABILITIES	131,946	133,727
Commitments and contingencies (Note 9)
Series A, B, C, and D convertible preferred stock, $0.00001 par value, 29,691 shares authorized at December 31, 2013; 28,820 shares issued and outstanding at December 31, 2013	—	52,571
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2014; 0 shares issued and outstanding at September 30, 2014	—	—
Common stock, $0.00001 par value; 500,000 and 73,380 shares authorized at September 30, 2014 and December 31, 2013, respectively; 35,880 and 11,855 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	188,899	25,532
Accumulated other comprehensive income	62	96
Accumulated deficit	(82,141)	(62,039)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	106,820	(36,411)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$238,766	$149,887

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$32,165	$20,063	$83,463	$55,698
Expenses:
Cost of revenue	5,144	4,181	14,456	11,212
Sales and marketing	11,540	6,405	30,863	18,767
Technology and development	5,766	4,823	15,041	14,072
General and administrative	15,157	7,603	42,130	17,963
Total expenses	37,607	23,012	102,490	62,014
Loss from operations	(5,442)	(2,949)	(19,027)	(6,316)
Other (income) expense:
Interest expense, net	23	69	94	229
Change in fair value of preferred stock warrant liabilities	—	1,090	732	2,067
Foreign exchange (gain) loss, net	(826)	763	104	413
Total other (income) expense, net	(803)	1,922	930	2,709
Loss before income taxes	(4,639)	(4,871)	(19,957)	(9,025)
Provision (benefit) for income taxes	(17)	74	145	187
Net loss	(4,622)	(4,945)	(20,102)	(9,212)
Cumulative preferred stock dividends	—	(1,070)	(1,116)	(3,174)
Net loss attributable to common stockholders	$(4,622)	$(6,015)	$(21,218)	$(12,386)
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.52)	$(0.81)	$(1.08)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	33,673	11,544	26,130	11,433
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(4,622)	$(4,945)	$(20,102)	$(9,212)
Other comprehensive income (loss):
Foreign currency translation adjustments	(71)	63	(34)	9
Comprehensive loss	$(4,693)	$(4,882)	$(20,136)	$(9,203)
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	28,820	$52,571	11,855	$—	$25,532	$96	$(62,039)	$(36,411)
Exercise of common stock options	—	—	699	—	1,194	—	—	1,194
Restricted stock awards	—	—	2,188	—	—	—	—	—
Net exercise of warrant for convertible preferred stock	572	—	—	—	5,983	—	—	5,983
Conversion of convertible preferred stock to common stock	(29,392)	(52,571)	14,696	—	52,571	—	—	52,571
Conversion of warrant for convertible preferred stock to a warrant for common stock	—	—	—	—	200	—	—	200
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,432	—	86,200	—	—	86,200
Net exercise of warrant for common stock	—	—	10	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,219	—	—	17,219
Foreign exchange translation adjustment	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	(20,102)	(20,102)
Balance at September 30, 2014	—	$—	35,880	$—	$188,899	$62	$(82,141)	$106,820
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(20,102)	$(9,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,123	6,133
Stock-based compensation	16,727	4,567
Loss (gain) on disposal of property and equipment, net	199	(12)
Change in fair value of preferred stock warrant liabilities	732	2,067
Deferred income taxes	(43)	—
Unrealized foreign currency (gain) loss	(1,356)	663
Changes in operating assets and liabilities:
Accounts receivable	(5,301)	(2,504)
Prepaid expenses and other assets	(1,936)	(796)
Accounts payable and accrued expenses	9,115	6,909
Other liabilities	(906)	976
Net cash provided by operating activities	5,252	8,791
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,564)	(5,441)
Capitalized internal use software development costs	(6,619)	(2,384)
Change in restricted cash	100	(1,200)
Net cash used in investing activities	(15,083)	(9,025)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	89,733	—
Payments of initial public offering costs	(3,037)	—
Proceeds from exercise of stock options	1,194	478
Repayment of debt and capital lease obligations	(4,025)	(906)
Net cash provided by (used in) financing activities	83,865	(428)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	99	5
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,133	(657)
CASH--Beginning of period	29,956	21,616
CASH AND CASH EQUIVALENTS--End of period	$104,089	$20,959
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$1,124	$—
Leasehold improvements paid by landlord	$803	$—
Capitalized stock-based compensation	$492	$103
Conversion of preferred stock to common stock	$52,571	$—
Reclassification of preferred stock warrant liabilities to additional-paid-in-capital	$6,183	$—
Reclassification of deferred offering costs to additional-paid-in-capital	$3,533	$—
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
The Company is a technology company with a mission to automate the buying and selling of advertising. The Company offers a highly scalable software platform that creates and powers a marketplace for trading digital advertising between buyers and sellers.

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

Initial Public Offering
In April 2014, the Company completed an initial public offering (“IPO”) whereby 6,432,445 shares of common stock were issued and sold by the Company, and 1,354,199 shares of common stock were sold by selling stockholders. Upon the closing of the IPO, all outstanding shares of preferred stock of the Company converted into common stock. See Note 6, “Capitalization.”

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any future interim period or for any future year.

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

On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of intangible assets and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) the valuation of common and preferred stock and preferred stock warrants prior to the Company’s IPO, (vii) assumptions used in valuation models to determine the fair value of stock-based awards, (viii) fair value of financial instruments, (ix) the recognition and disclosure of contingent liabilities, and (x) the assumptions used in calculating the valuation of acquired assets and business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of stock and business acquisitions require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. As of September 30, 2014, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The amendment also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. The new guidance is effective as of November 30, 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Note 2—Net Loss Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(4,622)	$(6,015)	$(21,218)	$(12,386)
Weighted-average common shares outstanding	35,865	11,544	27,746	11,503
Weighted-average unvested restricted shares	(2,192)	—	(1,616)	(70)
Weighted-average common shares outstanding attributable to common stockholders	33,673	11,544	26,130	11,433
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.52)	$(0.81)	$(1.08)

The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	September 30, 2014	September 30, 2013
	(in thousands)
Options to purchase common stock	8,246	8,278
Conversion of preferred stock warrants	—	436
Unvested restricted stock awards	2,188	—
Unvested restricted stock units	298	—
Conversion of convertible preferred stock	—	14,410
Total shares excluded from net loss per share attributable to common stockholders	10,732	23,124

For the three months ended September 30, 2013, the Company increased its net loss by $1.1 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. For the nine months ended September 30, 2014 and 2013, the Company increased its net loss by $1.1 million and $3.2 million, respectively, for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company’s IPO in April 2014, all of the preferred stock converted to common stock and accordingly, after the IPO the Company was no longer required to increase its net loss for preferred stock dividends in determining its net loss attributable to common stockholders. Accordingly, there was no increase in net loss for cumulative preferred stock dividends for the three months ended September 30, 2014.
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

Observable inputs are based on market data obtained from independent sources. As of December 31, 2013, the Company had two outstanding warrants to purchase shares of the Company's preferred stock; one for 845,867 shares of convertible preferred stock and the other for 25,174 shares of convertible stock. At December 31, 2013, the Company’s warrants to purchase preferred stock were measured using unobservable inputs that required a high level of judgment to determine fair value, and thus were classified as Level 3 inputs. The Company's warrants to purchase preferred stock were measured through the closing of the IPO on April 7, 2014 using the closing price of the Company’s stock due to the proximity of their conversion to common stock. See Note 6 regarding the exercise of a preferred stock warrant and the conversion of each outstanding share of preferred stock into one half of a share of common stock in connection with the Company's IPO.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2014:

	September 30, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$55,955	$55,955	$—	$—

At September 30, 2014, cash equivalents of $56.0 million consisted of money market funds with original maturities of three months or less.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2013:

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Convertible preferred stock warrant liability	$5,451	$—	$—	$5,451

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	Three Month Roll Forward		Nine Month Roll Forward
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Beginning balance	$—	$2,307	$5,451	$1,330
Change in value of preferred stock warrants recorded in other expense, net	—	1,090	732	2,067
Net exercise of preferred stock warrant and conversion of preferred stock warrant to common stock warrant	—	—	(6,183)	—
Ending balance	$—	$3,397	$—	$3,397

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

In connection with the Company’s IPO in April 2014, the outstanding warrant for 845,867 shares of the Company’s convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split. In connection with the IPO, the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of the Company’s IPO on April 7, 2014, the Company was no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in the Company's statement of operations. During the three months ended September 30, 2013, the Company recognized expense of $1.1 million from the re-measurement of the warrants to fair value. During the nine months ended September 30, 2014 and 2013, the Company recognized expense of $0.7 million and $2.1 million, respectively, from the re-measurement of the warrants to fair value. The warrant exercisable for 12,587 shares of common stock was net exercised in June 2014.
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash required to fulfill its payment obligations if the Company defaults under a software license agreement and certain building leases. At September 30, 2014 and December 31, 2013, restricted cash included in prepaid expenses and other current assets was $0.8 million and $0.4 million, respectively. At September 30, 2014 and December 31, 2013, restricted cash included in other assets, non-current was $0.8 million and $1.3 million, respectively.
Accounts payable and accrued expenses included the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts payable—seller	$117,615	$111,078
Accounts payable—trade	3,490	4,136
Accrued employee—related payables	6,877	4,984
	$127,982	$120,198
At September 30, 2014 and December 31, 2013, accounts payable—seller are recorded net of $0.7 million and $0.9 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.

Note 5—Debt and Capital Lease Arrangements
Debt and capital lease arrangements consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Secured debt:
Line of credit	$—	$3,788
Capital lease obligations	157	393
	$157	$4,181

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

Initial Public Offering
On April 7, 2014, the Company closed its IPO whereby 6,432,445 shares of common stock were issued and sold by the Company (including 1,015,649 shares sold pursuant to the underwriters’ exercise of their over-allotment option), and 1,354,199 shares of common stock were sold by selling stockholders at an IPO price of $15.00 per share. The Company received proceeds from the offering of approximately $86.2 million after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sales of shares by the selling stockholders.

In connection with the Company’s IPO: (i) all shares of the Company’s outstanding convertible Series A, B, C and D preferred stock automatically converted into an aggregate of 14,410,238 shares of Class A common stock on a one for one-half basis; (ii) each outstanding share of Class B common stock automatically converted into one share of Class A common stock; (iii) all shares of Class A common stock (including all shares of Class A common stock issued upon conversion of convertible preferred stock and Class B common stock) converted into a single class of common stock; (iv) a warrant for 845,867 shares of convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split; (v) a warrant exercisable for 25,174 shares of convertible preferred stock automatically converted into a warrant exercisable for 12,587 shares of common stock; and (vi) the Company’s certificate of incorporation was amended in various respects, including to provide for authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The terms of the preferred stock have not been set. The board of directors is authorized to establish, from time to time, the number of shares to be included in each series of preferred stock, and to fix the designation, powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each series of preferred stock, and any of its qualifications, limitations or restrictions.

In addition, upon completion of the IPO, costs associated with the IPO of $3.5 million were reclassified from other assets, non-current to additional paid-in capital.

In June 2014, the warrant for 12,587 shares of common stock was net exercised, resulting in the issuance of 9,671 shares of common stock.
Note 7—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan (the “2014 Plan”). All compensatory equity awards outstanding at September 30, 2014 were issued pursuant to the Company’s 2014 Equity Incentive Plan or the 2007 Stock Incentive Plan (the “2007 Plan” and together with the 2014 Plan, the “Plans”), both of which provide for the grant of non-statutory or incentive stock options, restricted stock, and restricted stock units to the Company’s employees, officers, directors and consultants. The Company’s board of directors administers the Plans. Options outstanding vest at varying rates, but generally over four years with 25% vesting upon completion of one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates. Options, restricted stock, and restricted stock units granted under the Plans accelerate under certain circumstances on a change in control, as defined. An aggregate of 2,221,354 shares were initially reserved under the 2014 Plan, of which 1,502,929 shares remained available for issuance at September 30, 2014. The 2014 Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to five percent (5%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. No new equity awards will be granted under the 2007 Plan.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life
	(in thousands)
Outstanding at December 31, 2013	8,360	$6.13
Granted	1,137	$14.24
Exercised	(765)	$2.93
Canceled	(486)	$8.13
Outstanding at September 30, 2014	8,246	$7.43	7.99 years
Vested and expected to vest September 30, 2014	7,597	$7.26	7.92 years
Exercisable at September 30, 2014	3,930	$5.20	7.27 years

The weighted-average grant date per share fair value of stock options granted in the nine months ended September 30, 2014 was $7.33.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected term (in years)	6.0	6.1	6.0	6.0
Risk-free interest rate	1.90%	1.71%	1.83%	1.24%
Expected volatility	51%	57%	53%	58%
Dividend yield	—%	—%	—%	—%
Restricted Stock
A summary of restricted stock activity for the nine months ended September 30, 2014 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2013	—
Granted	2,200
Canceled	(12)
Vested	—
Nonvested shares of restricted stock outstanding at September 30, 2014	2,188

In March 2014, the Company granted to employees and certain executives 2,200,357 shares of restricted stock, which was comprised of 1,287,857 shares of restricted stock that vest over a weighted-average period of 3.3 years, 632,500 shares of restricted stock granted to certain executives vesting over a weighted-average period of 4.0 years beginning from the completion of the IPO, and 280,000 shares of restricted stock granted to certain executives that vest based on certain stock price performance metrics, beginning on the completion of the Company’s IPO in April 2014 over an estimated weighted-average period of 1.7 years.

The grant date fair value per share of the 1,287,857 and 632,500 shares of restricted stock was $16.22, which was determined using the Company’s stock price on the date of grant.

The grant date fair value per share of the 280,000 shares of restricted stock was $13.15, with an expected term ranging from 0.7 to 7.2 years. The compensation expense will not be reversed if performance metrics are not obtained.

Restricted Stock Units
During the nine months ended September 30, 2014, the Company granted 299,183 restricted stock units, which vest over a weighted-average period of 3.5 years. The restricted stock units had a weighted-average grant date value per share of $12.73.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Cost of revenue	$39	$24	$127	$64
Selling and marketing	793	242	2,070	805
Technology and development	530	396	1,257	1,183
General and administrative	5,788	887	13,273	2,515
Total stock-based compensation	$7,150	$1,549	$16,727	$4,567

Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in the Company’s valuation allowance.

The Company recorded an income tax benefit of $17 thousand and income tax provision of $74 thousand for the three months ended September 30, 2014 and 2013, and income tax provision of $145 thousand and $187 thousand for the nine months ended September 30, 2014 and 2013, respectively.

There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2014, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rental expenses were $1.6 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Subsequent to December 31, 2013, the Company entered into new operating leases. Future non-cancelable minimum commitments as of September 30, 2014 relating to these operating leases totaling $6.5 million are due through May 2019. During the nine months ended September 30, 2014, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.7 million.

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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2014. However, based on management’s knowledge as of September 30, 2014, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers, all of whom are employed at-will. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “anticipate,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet, and profit expectations; development of our technology; introduction of new offerings; scope and duration of client relationships; business mix; sales growth; client utilization of our offerings; market conditions and opportunities; and operational measures including managed revenue, paid impressions, average CPM, and take rate; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow rapidly and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•	our ability to introduce new solutions and bring them to market in a timely manner;

•	our ability to maintain a supply of advertising inventory from sellers;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	the effects of increased competition in our market and our ability to compete effectively and to maintain our pricing and take rate;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to consummate future acquisitions of or investments in complementary companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy; and

•	our ability to develop and maintain our corporate infrastructure, including our finance and information technology systems and controls.
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

Another industry trend is the expansion of automated buying and selling of advertising through new channels. If we are unable to effectively expand our offerings in all channels, our competitive position may weaken and our growth may be adversely affected. The growth of automated buying and selling advertising is also expanding into new markets, and in some markets the adoption of automated digital advertising is greater than in the United States. We intend to expand our business in existing territories served and enter new territories. If we are unable to localize our offerings and provide our solution in new territories, our growth may be impeded and our competitive position may weaken.
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by purchasing advertising inventory that we make available from sellers through our solution. We recognize revenue upon the completion of a transaction, which is when an impression has been delivered to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers, together with other fees, if applicable. We report revenue net of amounts we pay sellers for the impressions they provide. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities.
For the three months ended September 30, 2014 and 2013 our revenue was $32.2 million and $20.1 million, respectively, representing a year over year increase of 60%, and our managed revenue was $168.2 million and $117.6 million, respectively, representing a year over year increase of 43%. For the three months ended September 30, 2014 and 2013, our net loss was $4.6 million and $4.9 million, respectively, and our adjusted EBITDA was $4.8 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013 our revenue was $83.5 million and $55.7 million, respectively, representing a year over year increase of 50%, and our managed revenue was $451.3 million and $326.7 million, respectively, representing a year over year increase of 38%. For the nine months ended September 30, 2014 and 2013, our net loss was $20.1 million and $9.2 million, respectively, and our adjusted EBITDA was $5.8 million and $4.7 million, respectively. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute adjusted EBITDA, and a reconciliation of adjusted EBITDA to net loss on a GAAP basis, please refer to “Key Operational and Financial Measures.”
Our net loss and adjusted EBITDA will be impacted by the rate at which our revenue increases, seasonality, and the timing of our investments in our operations.
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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Operational Measures:
Managed revenue (in thousands)	$168,213	$117,554	$451,319	$326,656
Take rate	19.1%	17.1%	18.5%	17.1%
Financial Measures:
Revenue (in thousands)	$32,165	$20,063	$83,463	$55,698
Adjusted EBITDA (in thousands)	$4,778	$632	$5,823	$4,697

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
Take Rate
Take rate is an operational measure that represents our share of managed revenue. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers. Our take rate can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer’s or seller’s activity on our platform, product mix, the implementation of new products, platforms and solution features, auction dynamics, and the overall development of the digital advertising ecosystem.
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

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA for the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Financial Measure:
Net loss	$(4,622)	$(4,945)	$(20,102)	$(9,212)
Add back (deduct):
Depreciation and amortization expense	3,070	2,032	8,123	6,133
Stock-based compensation expense	7,150	1,549	16,727	4,567
Acquisition and related items	—	—	—	313
Interest expense, net	23	69	94	229
Change in fair value of preferred stock warrant liabilities	—	1,090	732	2,067
Foreign currency (gain) loss, net	(826)	763	104	413
Provision (benefit) for income taxes	(17)	74	145	187
Adjusted EBITDA	$4,778	$632	$5,823	$4,697

Components of Our Results of Operations
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution. Our solution enables buyers and sellers to purchase and sell advertising inventory, matches buyers and sellers and establishes rules and parameters for open and transparent auctions of advertising inventory. We recognize revenue upon the completion of a transaction, that is, when an impression has been made available to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers, together with other fees, if applicable. We report revenue net of amounts we pay sellers for the impressions they provide. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
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
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility and capital lease arrangements. Interest income consists of interest earned on our money market accounts and was insignificant for the three and nine months ended September 30, 2014 and 2013.
Change in Fair Value of Convertible Preferred Stock Warrant Liability. As of December 31, 2013, we had two outstanding warrants to purchase shares of our preferred stock. The convertible preferred stock warrants were subject to re-measurement to fair value at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. The common stock warrant was net exercised in June 2014.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound and Euro.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of federal, state and foreign income taxes. Due to uncertainty as to the realization of benefits from our domestic deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Revenue	$32,165	$20,063	$83,463	$55,698
Expenses:
Costs of revenue (1)	5,144	4,181	14,456	11,212
Sales and marketing (1)	11,540	6,405	30,863	18,767
Technology and development (1)	5,766	4,823	15,041	14,072
General and administrative (1)	15,157	7,603	42,130	17,963
Total expenses	37,607	23,012	102,490	62,014
Loss from operations	(5,442)	(2,949)	(19,027)	(6,316)
Other (income) expense, net	(803)	1,922	930	2,709
Loss before income taxes	(4,639)	(4,871)	(19,957)	(9,025)
Provision (benefit) for income taxes	(17)	74	145	187
Net loss	$(4,622)	$(4,945)	$(20,102)	$(9,212)

(1) Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Costs of revenue	$39	$24	$127	$64
Sales and marketing	793	242	2,070	805
Technology and development	530	396	1,257	1,183
General and administrative	5,788	887	13,273	2,515
Total	$7,150	$1,549	$16,727	$4,567

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	16%	21%	17%	20%
Sales and marketing	36%	32%	37%	34%
Technology and development	18%	24%	18%	25%
General and administrative	47%	38%	50%	32%
Total expenses	117%	115%	123%	111%
Loss from operations	(17)%	(15)%	(23)%	(11)%
Other (income) expense, net	(2)%	10%	1%	5%
Loss before income taxes	(14)%	(24)%	(24)%	(16)%
Provision (benefit) for income taxes	—%	—%	—%	—%
Net loss	(14)%	(25)%	(24)%	(17)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months and Nine Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Revenue	$32,165	$20,063	$83,463	$55,698

Revenue increased $12.1 million, or 60%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in revenue was primarily due to an increase in the amount of advertising spending on our platform for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily attributable to an increase in average CPM for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily resulting from more targeted buying. In addition, the increase was also due to a shift in mix of advertising spend on our platform from lower priced static buying to higher priced targeted buying. The increase in average CPM was partially offset by a decrease in paid impressions for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily resulting from our traffic quality control initiatives put into place during the last several months of 2013 to maintain a high standard of quality advertising inventory and reduce lower quality traffic.
Revenue increased $27.8 million, or 50%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily for the same reasons described above.
We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, the amounts we pay sellers, and other factors such as changes in the market, our execution of the business, and competition.
Cost of Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except percentages)
Costs of revenue	$5,144	$4,181	$14,456	$11,212
Percent of revenue	16%	21%	17%	20%

Cost of revenue increased by $1.0 million, or 23%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in depreciation and amortization expense of $1.0 million. The increase in depreciation and amortization expense was primarily attributable to our continued investment in property and equipment and our capitalized internal use software.
Cost of revenue increased by $3.2 million, or 29%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in amortization expense of capitalized internal use software of $1.3 million and an increase in data center, hosting, and bandwidth costs of $0.8 million. The increase in amortization of capitalized internal use software was primarily due to additional personnel and their development of new features and functionality to our solution. The amortization of capitalized internal use software reflected in cost of revenue was $3.0 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increases in data center, hosting, and bandwidth costs were primarily attributable to data center locations added subsequent to September 30, 2013 in order to support the increase in the use of our platform and international expansion efforts requiring additional hardware, software, and maintenance expenses.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to invest additional capital into our data centers, hire additional personnel to continue to build and maintain our systems, and invest in our technology. As a percentage of revenue, cost of revenue may fluctuate based on revenue levels and the timing of these investments.

Sales and Marketing

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except percentages)
Sales and marketing	$11,540	$6,405	$30,863	$18,767
Percent of revenue	36%	32%	37%	34%

Sales and marketing expense increased by $5.1 million, or 80%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in personnel costs of $3.9 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and continue to develop and maintain relationships with buyers and sellers, as well as to provide information to the market with respect to our solution.
Sales and marketing expense increased by $12.1 million, or 64%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel costs of $9.5 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount primarily for the same reasons described above.
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
Technology and Development

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except percentages)
Technology and development	$5,766	$4,823	$15,041	$14,072
Percent of revenue	18%	24%	18%	25%

Technology and development expense increased by $0.9 million, or 20%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in personnel costs of $1.0 million. The increase in personnel costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain and support our technology and development efforts.
Technology and development expense increased by $1.0 million, or 7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel costs of $1.1 million. The increase in personnel costs was primarily for the same reasons described above. The growth in our headcount exceeded the increase in technology and development expense primarily due to an increase in our capitalized internal use software.

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

General and Administrative

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except percentages)
General and administrative	$15,157	$7,603	$42,130	$17,963
Percent of revenue	47%	38%	50%	32%

General and administrative expense increased by $7.6 million, or 99%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in personnel costs of $6.6 million. The increase in personnel costs included an increase in stock-based compensation of $4.9 million, primarily associated with equity awards granted subsequent to September 30, 2013, and to a lesser extent, increased headcount to support our growth and transition to a public company.
General and administrative expense increased by $24.2 million, or 135%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel costs of $18.1 million and an increase in professional services fees of $3.4 million. The increase in personnel costs was primarily due to an increase in stock-based compensation of $10.8 million and increased headcount. The increase in stock-based compensation expense was primarily associated with equity awards granted subsequent to September 30, 2013. The increase in headcount was for the same reasons as described above. The increase in third-party professional services fees was related to an increase in the use, as well as a change in timing of use during the year, of third-party accounting, audit, tax and legal services as we continued to invest in our infrastructure, processes and controls to support our growth and operations as a public company.
We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including professional services fees, insurance premiums and compliance costs associated with operating as a public company.

Other Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands,)
Interest expense, net	$23	$69	$94	$229
Change in fair value of convertible preferred stock warrant liabilities	—	1,090	732	2,067
Foreign exchange (gain) loss, net	(826)	763	104	413
Total other (income) expense, net	$(803)	$1,922	$930	$2,709

Following the closing of our IPO, we were no longer required to re-measure the warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations, and accordingly, we did not record any related expenses during the three months ended September 30, 2014. The change in fair value of the preferred stock warrant liabilities prior to our IPO was due to increases in our value driven by our growth and progress to being a public company.

Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net in the three months ended September 30, 2014 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions. The foreign currency loss, net in the three months ended September 30, 2013 was primarily attributable to weakening of the U.S. Dollar in relation to the British Pound for foreign denominated transactions during that period.

The decrease in foreign exchange loss, net during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was for the same reason described above.

Provision (Benefit) for Income Taxes
Our benefit for income taxes of $17 thousand and provision for income taxes of $74 thousand for the three months ended September 30, 2014 and 2013, respectively, and provision for income taxes of $145 thousand and $187 thousand for the nine months ended September 30, 2014 and 2013, respectively, primarily relates to taxes due in foreign jurisdictions.
Liquidity and Capital Resources
From our incorporation in April 2007 until our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock, our use of our credit facilities, and cash generated from operations. Between 2007 and 2010, we raised $52.6 million from the sale of preferred stock. On April 7, 2014, we completed our IPO, whereby 6,432,445 shares of common stock were sold by us (including 1,015,649 shares sold pursuant to the underwriters' exercise or their over-allotment option), and 1,354,199 shares of common stock were sold by selling stockholders. We received proceeds from the offering of approximately $86.2 million after deducting the underwriting discounts and commissions, and offering expenses. We did not receive any proceeds from the sales of shares by the selling stockholders. At September 30, 2014, we had cash and cash equivalents of $104.1 million and restricted cash of $1.6 million.

On April 14, 2014, we repaid all of the outstanding debt under the line of credit with Silicon Valley Bank in the amount of $3.8 million. At September 30, 2014, we had no amounts outstanding under our credit facility with Silicon Valley Bank, and $40 million was available for additional borrowings.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum line amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. Currently, we would not satisfy this minimum fixed charge coverage ratio test, which is defined as a ratio of adjusted EBITDA to the sum of interest accrual and principal payments required to be paid during the relevant measurement period. However, we meet the specified excess availability threshold, so we are not currently required to satisfy the fixed charge coverage ratio test. At September 30, 2014, our fixed charge coverage ratio was (3.2) to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, Silicon Valley Bank would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at September 30, 2014.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash flows provided by operating activities	$5,252	$8,791
Cash flows used in investing activities	(15,083)	(9,025)
Cash flows provided by (used in) financing activities	83,865	(428)
Effects of exchange rates on cash	99	5
Increase (decrease) in cash and cash equivalents	$74,133	$(657)
Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in collections from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support the anticipated growth of our business. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, and we typically experience our highest level of cash flows used in operating activities during the first quarter of a given year due to the seasonality in our business, mainly due to cash flows associated with the activity related to the fourth quarter of the previous year. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarter basis.
For the nine months ended September 30, 2014, cash provided by operating activities of $5.3 million resulted from our net loss of $20.1 million, offset by non-cash expenses of $24.4 million and net changes in our working capital of $1.0 million. The net change in operating working capital was primarily related to an increase in accounts payable and accrued expenses of approximately $9.1 million, partially offset by an increase in accounts receivable of approximately $5.3 million, and an increase in prepaid expenses and other current assets of approximately $1.9 million. The increase in prepaid expenses and other current assets was primarily due to an increase in business activity associated with the timing of payments to vendors. The changes in accounts payable, accrued expenses, and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
For the nine months ended September 30, 2013, cash provided by operating activities of $8.8 million resulted from our net loss of $9.2 million offset by non-cash expenses of $13.4 million and net changes in our working capital of $4.6 million. The net change in working capital was primarily related to an increase in accounts payable and accrued expenses of approximately $6.9 million, partially offset by an increase in accounts receivable of approximately $2.5 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2014, we used $15.1 million of cash in investing activities, consisting of $8.6 million in investments in property and equipment and $6.6 million of investments in our internal use software, net of amounts reflected in accounts payable and accrued expenses at September 30, 2014.

During the nine months ended September 30, 2013, we used $9.0 million of cash in investment activities, consisting of $5.4 million of investments in property and equipment, net of amounts financed through capital leases, $2.4 million of investments in our internal use software, and $1.2 million of cash reclassified to restricted cash in conjunction with our corporate office building lease.

Financing Activities
Our financing activities consisted primarily of proceeds and expenses from our IPO, borrowings and repayments under our Silicon Valley Bank credit facility, including the equipment loans, and the issuance of shares of common stock upon the exercise of stock options.

For the nine months ended September 30, 2014, cash provided by financing activities of $83.9 million was primarily due to the net proceeds received from our IPO of $89.7 million, net of underwriting commissions and discounts, and proceeds of $1.2 million from stock option exercises, offset by the repayment of our Silicon Valley Bank credit facility of $3.8 million in April 2014 and payments of $3.0 million for offering costs related to our IPO.
For the nine months ended September 30, 2013, cash used in financing activities of $0.4 million was primarily due to payments of $0.9 million on our debt and capital lease obligations, partially offset by proceeds of $0.5 million from stock option exercises.
Off Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off balance sheet arrangements at September 30, 2014 other than operating leases and the indemnification agreements described below.

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
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, non-cancelable operating lease agreements with data centers that expire at various times through 2019, and facility fee obligations under our outstanding credit facility with Silicon Valley Bank. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2013, we entered into new operating leases. Future non-cancelable minimum commitments as of September 30, 2014 relating to these operating leases totaling $6.5 million are due from July 2014 through May 2019. During the nine months ended September 30, 2014, in connection with office leases, the Company entered into irrevocable letters of credit in the aggregate amount of $0.7 million.
At December 31, 2013, liabilities for unrecognized tax benefits of $1.5 million, which are attributable to U.S. income taxes, were not included in our contractual obligations because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities. There were no material changes to our unrecognized tax benefits in the nine months ended September 30, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2014.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, the valuation of common stock for periods prior to our IPO, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the valuation of pre-IPO preferred stock warrant liabilities, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements presented in the Company’s prospectus filed with the SEC on April 2, 2014 pursuant to Rule 424(b) under the Securities Act of 1933.
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

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2014, including intercompany balances, would result in a foreign currency loss of approximately $1.6 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

As we disclosed in our Registration Statement on Form S-1 in connection with our initial public offering and in our quarterly report on Form 10-Q for the period ending June 30, 2014, we identified certain material weaknesses in our internal control over financial reporting resulting from:

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

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts
As we disclosed in our Registration Statement on Form S-1 and as discussed below, we commenced measures to remediate the identified material weaknesses during the third quarter of 2013, including:

•	building a more experienced accounting and finance organization with expertise to perform specific functions;

•	implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analysis; and

•	designing and implementing improved processes and internal controls, including ongoing senior management review.
During the nine months ended September 30, 2014, we have taken additional steps to remediate the material weaknesses, including:

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2014. However, based on our knowledge as of September 30, 2014, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
Historically, lower value display advertising has been the largest portion of the business transacted through our solution. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms, further increase our business in new international markets, and effectively drive increasing automation in the advertising industry. In order to innovate successfully, we must hire, train, motivate and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology and buyer or seller relationships. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets.

Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
Our future success will depend in part upon our ability to enhance our existing solution, to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements, and to persuade buyers and sellers to adopt our new solutions. New elements of our offering must compete with established competitors and may require significant investment in development and marketing to achieve parity. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our solution is complex and requires a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in buyer and seller requirements, market demands, resource availability, regulatory requirements or other factors. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, solutions that respond appropriately to the needs of buyers and sellers, and competitors may develop offerings that more successfully anticipate market evolution and address market expectations. If our solution is not responsive and competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration or preference for competitors’ offerings or self-developed capabilities.
We must scale our technology infrastructure to support our growth and transaction volumes. If we fail to do so, we may lose buyers, sellers and revenue from transactions.
When a user visits a website or uses an application where our technology is integrated, our technology must process a transaction for that seller and conduct an auction, often among hundreds of buyers and tens of thousands of advertiser brands, within milliseconds. Our technology must scale to process all of the advertising impressions from the collection of all of the visitors of all of the websites and applications offered on our platform combined. Additionally, for each individual advertising impression, our technology must be able to send bid requests to appropriate and available buyers on our platform. It must perform these transactions end-to-end at speeds often faster than the page or application loads for the user. In short, our technology needs to process the combined volume of every website and application and all of the buyers’ bidding technologies, which evolve over time, at speeds that are often faster than their capabilities. We must be able to continue to increase the capacity of our platform in order to support substantial increases in the number of buyers and sellers, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery, all to support the network effect of our solution. If we are unable to effectively increase the scale of our platform to support and manage a substantial increase in the number of transactions, as well as a substantial increase in the amount of data we process, on a cost effective basis, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to continue processing these transactions at fast enough speeds or if we are unable to support emerging advertising formats or services preferred by advertisers, we may be unable to obtain new buyers or sellers, we may lose existing buyers or sellers or we could lose revenue from failure to process transactions in a timely manner, any of which could cause our revenue to decline. We expect to continue to invest in our platform in order to meet increasing demand. Such investment may negatively affect our profitability and results of operations.
We have a history of losses and may not achieve and sustain profitability in the future.
We incurred net losses of $20.1 million for the nine months ended September 30, 2014, and $9.2 million, $2.4 million and $15.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of September 30, 2014, we had an accumulated deficit of $82.1 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease, due to competitive pressures, maturation of our business or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing and related support employees in existing and new territories, investing in our technology and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.

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

•
changes in pricing of advertising inventory or pricing for our solution and our competitors’ offerings, including potential reductions in our pricing and overall “take rate” as a result of competitive pressure, changes in revenue mix, auction dynamics, and other factors;

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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and buyers may spend more in the fourth quarter for budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the fourth quarter, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding economic conditions in the United States and other countries may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand. In addition, concerns over the sovereign debt situation in certain countries in the European Union as well as continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.
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
We are undergoing rapid growth, including in our employee headcount. As of September 30, 2014, we had 426 employees. A significant portion of our management team joined us in 2013. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, and we may continue to do so. This rapid influx of large numbers of people from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire companies and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Risks Related to the Advertising Technology Industry, Market and Competition
The digital advertising market is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.
The digital advertising market is relatively new and our solution may not achieve or sustain high levels of demand and market acceptance. While display advertising has been used successfully for many years, marketing via new digital advertising channels, such as mobile and social media and digital video advertising, is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as digital display advertising, in which our capabilities are more established. In addition, as we push for the expansion and adoption of increased automation in the advertising industry, it will be important for the success of any such expansion for personnel at buyers and sellers to adopt our solution in lieu of their traditional methods of order placement. It is difficult to predict adoption rates, demand for our solution, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions. Any expansion of the market for digital advertising solutions depends on a number of factors, including the growth of the digital advertising market, the growth of social, mobile and video as advertising channels, and the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, quality, viewability, malware issues or other issues associated with advertisers, advertising channels or inventory, or other factors, or if we fail to develop or acquire capabilities to meet the evolving needs of buyers and sellers of multi-channel advertising, our competitive position will be weakened and our revenue and results of operations could be harmed.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors, including Google, who, in some cases, are also buyers on our platform. We also compete for supply of advertising inventory against a variety of competitors, including Google. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some buyers that use our solution, and some potential buyers, have their own relationships with sellers and can directly connect advertisers with sellers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us. In addition, as a result of solutions introduced by us or our competitors in the rapidly evolving and fluid advertising market, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New competitors may emerge through acquisitions or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or compel us to reduce our prices and could make it more difficult to grow our business profitably.
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
Sellers, buyers, or Internet users might decide not to allow us to collect some or all of the data we collect or might limit our use of it. For example, a seller might not agree to provide us with data generated by interactions with the content on its applications, a buyer might not agree to allow us to analyze bid responses, or device users might not consent to share their information about device usage. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and advertisers. This, in turn, could hurt our revenue and impair our business.
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
We primarily use “cookies,” or small text files, to gather data to enable our solution to be more effective. Cookies that we place are generally regarded as “third party cookies” because they are placed on individual browsers when Internet users visit a website owned by a seller, advertiser or other first party that has given us permission to place cookies. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personal information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen and browser or device information. We may also receive information from cookies placed by advertisers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user’s browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertiser’s campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. In addition to cookies, we sometimes place pixels on seller websites to track data regarding users’ visits to such websites. We may use such information internally to optimize our services, and may provide such data, or analysis based on such data, to buyers or sellers as part of our services. If sellers restrict our ability to place such pixels on their websites or limit information that may be shared with buyers, or if the use of such tracking mechanisms is restricted by laws in the future, it may diminish the value of our services.
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. Because we lack a direct relationship with Internet users, we rely on our sellers, both practically and contractually, to obtain such consent. Additionally, some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising. Some of these member states, such as the Netherlands, have also considered requiring prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. If member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired.

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

“Do Not Track” options in web browsers, “Limit Ad Tracking” options on mobile devices, as well as emerging government disclosure obligations and other potential regulations, could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns transacted through our solution, and as a result may degrade our performance for our advertisers or sellers.
Current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” signals, whereby users indicate that they do not wish to have their web usage tracked. However, there is currently no definition of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. The World Wide Web Consortium (“W3C”) chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary “Do Not Track” standard for the web. The W3C is continuing to work on a policy specification that will provide guidance as to how websites and advertisers should respond to a “Do Not Track” signal, but it is unclear exactly what that specification will advise, and to what extent that specification will be accepted by legislators and regulators worldwide. The Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard. Some proposed “Do Not Track” specifications impose limits or requirements that apply to data gathering and use by third parties like us, but not to first parties. Laws or regulations could take a similar approach. Such standards could place us at a serious competitive disadvantage to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solutions.
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
In addition to “Do Not Track” options, certain mobile devices allow users to “Limit Ad Tracking” on their device. Like “Do Not Track,” “Limit Ad Tracking” is a signal that is sent by particular mobile devices, when a user chooses to send such a signal. While there is no clear guidance on how third parties must respond upon receiving such a signal, it is possible that sellers, regulators, or future legislation may dictate a response that would limit our access to data, and consequently negatively impact the effectiveness of our solution and the value of our services.
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
We strive to comply with all applicable laws and regulations relating to privacy and data collection processing, use and disclosure, but these laws and regulations are continually evolving, not always clear, and not always consistent across the jurisdictions in which we do business. We are aware of claims filed against, or regulatory investigations into, companies in the digital advertising industry concerning various alleged violations of consumer protection, data protection, and computer crime laws, asserting various privacy-related theories. Any such proceedings brought against us could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. We may also be contractually liable to indemnify and hold harmless buyers or sellers from the costs or consequences of litigation or regulatory investigations resulting from using our services or from the disclosure of confidential information, which could damage our reputation among our current and potential sellers, buyers or advertisers, require significant expenditures of capital and other resources and cause us to lose business and revenue.

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
The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate is currently considering enacting the Location Privacy Protection Act, which would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. Additionally, on May 1, 2014, the President's Council of Advisors on Science and Technology released a report entitled “Big Data and Privacy: A Technological Perspective” that, among other things, advocates greater scrutiny of, and potential increased regulation of, the use of data by private enterprises, including companies in the online advertising space. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use information collected from or about children. In addition, the European Union has adopted Directive 2002/58/EC, commonly referred to as the EU e-Privacy Directive, and is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering our solution in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
We take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, but such measures may not always be effective. Our failure to comply with applicable laws and regulations or industry standards applicable to personal data or other data relating to consumers, or to protect such data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill. This is particularly true given that the FTC and various international regulators, including numerous data protection authorities in the European Union, have specifically cited as enforcement priorities certain practices that relate to digital advertising, such as the use of geo-location for advertising purposes, and the placement of cookies and the EU “Cookie Directive.” Even the perception of concerns relating to our collection, use, disclosure, and retention of data, including our security measures applicable to the data we collect, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future buyers and sellers.
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

Currently, we do not participate in the Safe Harbor Framework. Nonetheless, recent developments have called into question whether we would be able to participate in the future, should we decide to do so, or should participation become necessary. The EU is currently considering adoption of a General Data Protection Regulation to supersede the Data Protection Directive, and a European Parliament Inquiry has recently indicated that it will recommend suspension of the Safe Harbor Framework as part of the General Data Protection Regulation. Meanwhile, the European Commission recently published its analysis of the Safe Harbor Framework and concluded that it should be revised to include greater transparency and active enforcement. More recently, the High Court of Ireland has referred to the European Court of Justice a case that calls into question the continued viability of adequacy programs like the Safe Harbor Framework. If restrictions are adopted by the EU that completely prohibit the transfer of our data regarding EU subjects to our computer servers in the U.S., or if the European Court of Justice determines that the Safe Harbor Framework is not sufficient to permit transfer of data between the EU and the United States, we would no longer have the option of participating in the Safe Harbor Framework (in which we currently do not participate), and may be forced to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our expansion plans in Europe, or render such plans commercially infeasible.
Changes to the definition of personal information or personal data, as well as jurisdictional variances regarding what constitutes personal information or personal data, may require us to change our business practices, which may inhibit our ability to conduct our business.
Although we do not collect data that is traditionally considered personal data in the United States, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, or financial or health data in the ordinary course of providing our solution (except to the limited extent personal data is voluntarily submitted by a user or collected by us with the user’s knowledge and consent), we typically do collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, like the California Attorney General’s Office, have advocated for including IP addresses as personal data under California law.
Evolving definitions of personal data, within the EU, the United States and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, geo-location data and other such information, may cause us in the future to change our business practices, diminish the quality of our data and the value of our solution, and hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States.
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
Advertisements on websites, applications and other digital media properties of sellers purchased through our solution are viewed by Internet users visiting these digital media properties. Sellers often have terms of use in place with their users that disclaim or limit their potential liabilities to such users, or pursuant to which users waive rights to bring class-actions against the sellers. Potential liabilities could include liabilities to Internet users arising as a result of malicious activities, such as the introduction of malware users’ computers through advertisements served through our platform. Certain of our competing advertisement networks are also prominent sellers, and may be able to include protections in their website terms of use that also limit liability to users for their advertising services. We generally do not have terms of use in place with such users. As a consequence, we generally cannot disclaim or limit potential liabilities to such users through terms of use, which may expose us to greater liabilities than competing advertising networks that are also prominent sellers.
Changes in market standards applicable to our solution could require us to incur substantial additional development costs.
Market forces, competitors’ initiatives, regulatory authorities, industry organizations, seller integration revisions and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. For example, in 2013, changes to the Children’s Online Privacy Protection Act required us to change our system to stop user tracking on some seller websites. In addition, German law required us to make engineering changes to stop tracking IP addresses in that country. Consensus or law on a “Do Not Track” standard could require us to stop tracking many Internet users. Similar dynamics are evolving in international markets.
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
Increasing our base of buyers and sellers and achieving broader market acceptance of our solution will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new buyers and sellers and to drive sales to our existing buyers. We currently plan to expand our sales team in order to increase revenue from new and existing buyers and sellers and to further penetrate our existing markets and expand into new advertising channels and additional international markets. Our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel. In particular, it may be difficult to find qualified sales personnel in international markets, or sales personnel with experience in emerging segments of the market. Our ability to achieve revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. These new employees require significant training and experience before they achieve full productivity. We estimate that it takes approximately six months before a newly hired domestic sales representative is fully trained and productive in selling our solution, and often longer in the case of non-U.S. sales representatives and sales personnel focused on new geographies or specific market segments. As a result, the cost of hiring and carrying new sales team members cannot be offset by the revenue they produce for a significant period of time. Our recent hires and planned hires may not become productive as quickly as we would like, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
Legal claims resulting from the actions of buyers or sellers could expose us to liabilities, damage our reputation, and be costly to defend.
The buyers and sellers engaging in transactions through our platform impose various requirements upon each other, and they and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. We assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts we enter into with buyers and sellers. In addition, we may have responsibility for some acts or omissions of buyers or sellers transacting business through our solution under applicable laws or regulations or as a result of common law duties, even if we have not assumed responsibility contractually. These responsibilities could expose us to significant liabilities, perhaps without the ability to impose effective mitigating controls upon, or to recover from, buyers and sellers. Moreover, for those third parties who are both a buyer and seller on our platform, it is feasible that they could use our platform to buy and sell advertisements in an effort to inflate their own revenue. While we do not believe we would have legal liability in connection with such a scheme, we could still nevertheless be subject to litigation as a result of such actions, and, if we were sued, we would incur legal costs in our defense and cannot guarantee that a court would not attribute some liability to us.

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

We have limited ability to control acts and omissions of buyers and sellers or other third parties that could trigger our indemnity obligations, and our policies of insurance may not cover us for acts and omissions of others. We attempt to obtain indemnity from buyers and sellers (as well as other third parties) to protect us in case we become liable for their acts and omissions, but because we contract with many buyers and sellers and those contracts are individually negotiated with different scopes of indemnity and different limits of liability, it is possible that in any case our obligation to provide indemnity for the acts or omissions of a third party such as a buyer or seller may exceed what we are able to recover from that party. Further, contractual limits on our liability may not apply to our indemnity obligations, contractual limits on our counterparties’ liability may limit what we can recover from them, and contract counterparties may be unable to meet their obligations to indemnify and defend us as a result of insolvency or other factors. Large indemnity obligations, or obligations to third parties not adequately covered by the indemnity obligations of our contract counterparties, could expose us to significant costs.
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
Our solution processes more than 2.5 million peak queries per second and approximately 4 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers’ or buyers’ software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to process data to place advertisements or price inventory effectively, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.
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
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss, loss of adequate cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because of the difficulty associated with prevention and remediation of intentional attacks and sabotage, and because they can be used to defraud our buyers and sellers and their customers, and to steal confidential or proprietary data from us or our users. Further, because our Los Angeles headquarters and San Francisco office and our California and Japan data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
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

If we fail to detect or prevent fraud, intrusion of malware through our platform into the systems or devices of our clients and their customers, or other actions that impact the integrity of our solution or advertisement performance, sellers, advertisers or buyers could lose confidence in our solution and we could face legal claims, which would cause our business to suffer. If we terminate relationships with sellers as a result of our screening efforts, our volume of paid impressions may decline.
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate the purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information, on consumers’ computers. We use proprietary technology to identify non-human inventory and traffic, as well as malware. During the year ended December 31, 2013, as a result of our screening and detection efforts, we terminated relationships with over 50 sellers that appeared to be engaging in such activities, resulting in fewer paid impressions in the year than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these sellers. Although we assess the quality and performance of advertising on sellers’ digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers and buyers for controls with respect to such activity. Further, perpetrators of fraudulent impressions and malware change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of seller’s inventory and controlling fraudulent activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, we could face legal claims from customers and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not viewable by the consumer for technical or other reasons.
Any acquisitions we undertake may disrupt our business, adversely affect operations and dilute stockholders.
Acquisitions have been an important element of our business strategy. We may continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our technological capabilities, respond to dynamic market conditions or for other strategic or financial purposes. Historically, our acquisitions have been to acquire talent and technological capabilities. In the future, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, including the following:

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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have four issued patents, seven pending U.S. patent applications and three pending patent applications in other jurisdictions, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other countries, and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.

Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, steps taken by us may not prevent misappropriation of our technology and proprietary information or infringement of our intellectual property rights. Policing unauthorized use of our technology and intellectual property is difficult. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of obtaining and maintaining such rights and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings, which could be expensive and time-consuming and which may not result in issued patents. Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours, and we may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights.
From time to time, legal action by us may be necessary or appropriate to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Regardless of the ultimate success of the litigation, such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, operating results and financial condition, and might not be successful. If we are unable to protect our proprietary rights (including aspects of our technology solution) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their technology and intellectual property.
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
Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any claim is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.

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
International operations also impose risks and challenges in addition to those faced in the United States, including management of a distributed workforce; the need to adapt our offering to satisfy local requirements and standards (including differing privacy policies that are sometimes more stringent); laws and business practices that may favor local competitors; legal requirements or business expectations that agreements be drafted and negotiated in the local language; longer accounts receivable payment cycles and other collection difficulties; the effect of global and regional recessions and economic and political instability; potentially adverse tax consequences in the United States and abroad; staffing challenges, including difficulty in recruiting and retaining qualified personnel as well as managing such a diversity in personnel; reduced or ineffective protection of our intellectual property rights in some countries; and costs and restrictions affecting the repatriation of funds to the United States.
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
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations. These various laws and regulations are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents or other contractors, which could constitute a violation by us of various laws, including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be ineffective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and international regulators. Other laws applicable to our international business include local employment, tax, privacy, data security and intellectual property protection laws and regulations. In some cases, buyers and sellers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering and other costly resources to accommodate. As these laws continue to evolve and we expand to more jurisdictions, compliance will become more complex and expensive, and the risk of non-compliance will increase.
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

When we are no longer an “emerging growth company” we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and we will need to disclose any material weaknesses identified by our management in our internal control over financial reporting. We will also need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Businesses Act of 2012, or the JOBS Act.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes.

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
The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Our revenue is currently recognized on a net basis. In the future we may engage in transactions for which revenue is recorded on a gross basis, due to substantive changes in our business, such as through acquisitions, changes to the commercial terms with buyers and sellers or structural changes to our existing business, or due to changes in accounting standards or interpretations. In that case, we may have significant increases in our revenue and decreases in our GAAP margins that do not necessarily correspond with changes in our underlying activity. We may experience significant fluctuations in revenue and margins in future periods depending upon, in part, the nature of our sales and our recognition of such revenue.
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
On September 27, 2011, we entered into a loan and security agreement with Silicon Valley Bank that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of $40 million. At September 30, 2014, we had no amounts outstanding under this loan and security agreement. Borrowings under this agreement are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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

•
sales of large amounts of our common stock or the perception that such sales could occur, as a result of open trading windows under our Insider Trading Policy, pre-arranged sales by insiders under Rule 10b5-1 promulgated under the Exchange Act, sales to cover taxes upon vesting of restricted stock awards or RSUs, or other factors;

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

Sales of substantial amounts of our common stock in the public markets, or the perception that sales might occur, could reduce the price of our common stock and may dilute the voting power and ownership interest of investors in our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors in our common stock to sell their shares at a time and price that they deem appropriate. As of October 27, 2014, we had 35,955,841 shares of common stock outstanding, including 2,187,459 shares of restricted stock issued pursuant to our 2007 Stock Incentive Plan, none of which were vested, but excluding shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units. As of October 27, 2014, we had outstanding options to purchase an aggregate of 7,525,604 shares of our common stock issued pursuant to our 2007 Stock Incentive Plan, of which 3,957,362 were vested at a weighted-average exercise price of $5.30 per share, and options to purchase an aggregate of 634,700 shares of our common stock issued pursuant to our 2014 Equity Incentive Plan at a weighted-average exercise price of $12.69, none of which are vested. Furthermore, as of October 27, 2014, we had outstanding 297,983 restricted stock units issued pursuant to our 2014 Equity Incentive Plan, none of which were vested. All of these outstanding stock options, together with an additional 1,513,702 shares of our common stock reserved for issuance under our 2014 Equity Incentive Plan and 525,000 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans’ evergreen provisions, are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
All of our directors and officers and substantially all of our stockholders and optionholders agreed, subject to certain exceptions, not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the representatives of the underwriters of our initial public offering, for a period of 180 days from the date of the final prospectus relating to our initial public offering. This lock-up period expired on September 28, 2014. Since September 29, 2014, our previously locked-up security holders, other than insiders, have been able to sell shares in the public market, including shares of common stock that are subject to vested stock options that have not yet been exercised. Under our Insider Trading Policy, we impose trading blackouts during the period beginning on the first day of the last month of each quarter and ending after two trading days following the filing of our next quarterly report on Form 10-Q or Annual Report on Form 10-K. Because of this blackout period, employee stockholders or option holders, including some long-term employees with vested stock options at low exercise prices, were not able to sell shares at the time the IPO lock-up expired. These individuals will first be able to sell shares shortly following the filing of this report. For certain of our employees, a substantial portion of their equity is in the form of stock options that are vested and in-the-money, and can be exercised for shares that are eligible for sale during open trading windows. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate.
Based on shares outstanding as of September 30, 2014, holders of up to approximately 17,979,360 shares, or 50%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares in registration statements that we may file for ourselves or other stockholders.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
Insiders have substantial control over us, which could limit investors’ ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 56% of the shares of our common stock outstanding as of October 27, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors’ interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.

The trading market for our stock is new and not fully developed, and small trading volumes can contribute to sudden declines in price and make it more difficult to sell significant numbers of shares quickly without adversely affecting the market price for our stock.
Our common stock has been publicly traded only since April 2, 2014, and the trading volumes for our stock have been relatively small due to the fact that only 18% of our outstanding shares were sold in our initial public offering, and the holders of the balance of our outstanding common stock were subject to lock-up agreements that prohibited sales of their shares until September 29, 2014. Now that the lock-ups have expired, we expect more shares to be sold in the public market. However, our trading volumes may remain relatively small for some time for various reasons, including the fact that we are new to the public markets and not well known to analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold by investors or upon exercise of employee stock options or vesting of restricted stock and restricted stock unit awards and the subsequent or concurrent sale of shares to cover the holders’ tax obligations. Sales of substantial amounts of common stock by stockholders, or even the potential for such sales, may cause the market price to decline, which could make it more difficult for our stockholders to sell their shares at the time or price they desire, and could also impair our ability to raise capital through the sale of equity securities.
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
We do not intend to pay dividends for the foreseeable future and, consequently, investors’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sale of Unregistered Securities
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

Date: October 30, 2014

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