Form 10-Q
period 2015-03-31
RUBICON PROJECT, INC.
filed 2015-05-08
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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
(310) 207-0272
 __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2015
Common Stock, $0.00001 par value	42,559,280

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$120,336	$97,196
Accounts receivable, net	120,723	133,267
Prepaid expenses and other current assets	5,416	7,514
TOTAL CURRENT ASSETS	246,475	237,977
Property and equipment, net	14,061	15,196
Internal use software development costs, net	12,357	11,501
Goodwill	16,290	16,290
Intangible assets, net	13,071	14,090
Other assets, non-current	600	1,427
TOTAL ASSETS	$302,854	$296,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,680	$151,021
Debt and capital lease obligations, current portion	53	105
Other current liabilities	2,680	3,276
TOTAL CURRENT LIABILITIES	156,413	154,402
Other liabilities, non-current	1,496	1,879
Contingent consideration liability	11,586	11,448
TOTAL LIABILITIES	169,495	167,729
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2015 and December 31, 2014; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2015 and December 31, 2014; 37,924 and 37,192 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	219,173	209,472
Accumulated other comprehensive loss	(71)	(8)
Accumulated deficit	(85,743)	(80,712)
TOTAL STOCKHOLDERS’ EQUITY	133,359	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,854	$296,481

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$37,178	$23,015
Expenses:
Cost of revenue	6,561	4,460
Sales and marketing	15,049	9,027
Technology and development	8,414	4,677
General and administrative	14,279	11,320
Total expenses	44,303	29,484
Loss from operations	(7,125)	(6,469)
Other (income) expense:
Interest expense, net	12	57
Change in fair value of preferred stock warrant liabilities	—	(1,010)
Foreign exchange (gain) loss, net	(2,190)	548
Total other (income) expense, net	(2,178)	(405)
Loss before income taxes	(4,947)	(6,064)
Provision for income taxes	84	50
Net loss	(5,031)	(6,114)
Cumulative preferred stock dividends	—	(1,046)
Net loss attributable to common stockholders	$(5,031)	$(7,160)
Basic and diluted net loss per share attributable to common stockholders:	$(0.14)	$(0.59)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders:	35,758	12,215

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(5,031)	$(6,114)
Other comprehensive income (loss):
Foreign currency translation adjustments	(63)	15
Comprehensive loss	$(5,094)	$(6,099)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,192	$—	$209,472	$(8)	$(80,712)	$128,752
Exercise of common stock options	763	—	4,031	—	—	4,031
Restricted stock awards	(31)	—	—	—	—	—
Stock-based compensation	—	—	5,670	—	—	5,670
Foreign exchange translation adjustment	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(5,031)	(5,031)
Balance at March 31, 2015	37,924	$—	$219,173	$(71)	$(85,743)	$133,359

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(5,031)	$(6,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,390	2,375
Stock-based compensation	5,498	2,478
Loss on disposal of property and equipment, net	28	24
Change in fair value of preferred stock warrant liabilities	—	(1,010)
Change in fair value of contingent consideration	138	—
Unrealized foreign currency (gain) loss	(1,054)	189
Changes in operating assets and liabilities:
Accounts receivable	12,227	20,140
Prepaid expenses and other assets	1,471	(580)
Accounts payable and accrued expenses	5,564	(17,858)
Other liabilities	(795)	(1,453)
Net cash provided by (used in) operating activities	22,436	(1,809)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,259)	(1,127)
Capitalized internal use software development costs	(2,116)	(1,995)
Change in restricted cash	1,252	50
Net cash used in investing activities	(3,123)	(3,072)
FINANCING ACTIVITIES:
Payments of initial public offering costs	—	(1,473)
Proceeds from exercise of stock options	4,031	944
Repayment of debt and capital lease obligations	(52)	(135)
Net cash provided by (used in) financing activities	3,979	(664)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(152)	53
CHANGE IN CASH AND CASH EQUIVALENTS	23,140	(5,492)
CASH AND CASH EQUIVALENTS--Beginning of period	97,196	29,956
CASH AND CASH EQUIVALENTS--End of period	$120,336	$24,464
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$448	$711
Capitalized stock-based compensation	$172	$107
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,161

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

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any future interim period or for any future year.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K.

There have been no significant changes in the Company’s accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K.
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

In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires an entity to recognize the amount of revenue it expects to earn from the transfer of promised goods or services to customers. The new accounting guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this guidance on its ongoing financial reporting.

In April 2015, the FASB issued new accounting guidance that simplified the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Note 2—Net Loss Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
Net loss attributable to common stockholders	$(5,031)	$(7,160)
Weighted-average common shares outstanding	37,473	12,655
Weighted-average unvested restricted shares	(1,715)	(440)
Weighted-average common shares outstanding used to compute net loss per share attributable to common stockholders	35,758	12,215
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.59)
The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	March 31, 2015	March 31, 2014
	(in thousands)
Options to purchase common stock	7,348	7,985
Unvested restricted stock awards	1,691	2,200
Unvested restricted stock units	950	—
Shares held in escrow	125	—
Conversion of convertible preferred stock	—	14,410
Conversion of preferred stock warrants	—	436
Total shares excluded from net loss per share attributable to common stockholders	10,114	25,031
In addition to the above anti-dilutive shares, shares contingently issuable if certain milestones are achieved on December 31, 2015 related to a business combination that occurred during the year ended December 31, 2014 have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015. The contingently issuable shares may be worth up to $12.0 million of common stock if certain performance milestones are achieved on December 31, 2015. The number of shares to be issued is based on the average closing price of the Company's common stock for the ten consecutive trading days ending on (and including) the last trading day of 2015.
For the three months ended March 31, 2014, the Company increased net loss by $1.0 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company’s IPO in April 2014, all of the preferred stock converted to common stock and accordingly, after the IPO the Company was no longer required to increase its net loss for preferred stock dividends in determining its net loss attributable to common stockholders.

Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2015:

	March 31, 2015	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$55,971	$55,971	$—	$—
Contingent consideration liability	$11,586	$—	$—	$11,586

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2014:

	December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$55,963	$55,963	$—	$—
Contingent consideration liability	$11,448	$—	$—	$11,448

At March 31, 2015, cash equivalents of $56.0 million consisted of money market funds with original maturities of three months or less.

The Company classifies the contingent consideration liability, which was incurred in connection with the acquisition of iSocket, Inc., within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of the contingent consideration liability by discounting the present value of probability-weighted future payout related to the contingent earn-out criteria using an estimate of the Company's incremental borrowing rate. At the acquisition date and at March 31, 2015, the Company considered it highly likely that the earn-out criteria would be met. For the three months ended March 31, 2015, the Company recognized $0.1 million relating to the change in fair value of the contingent consideration liability, which was recorded in general and administrative expenses. The contingent consideration liability is payable in shares and the number of shares to be issued is based on the average closing price of the Company's common stock for the ten consecutive trading days ending on (and including) the last trading day of 2015.

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	Three Month Roll Forward
	March 31, 2015	March 31, 2014
	(in thousands)
Beginning balance	$—	$5,451
Change in value of preferred stock warrants recorded in other expense, net	—	(1,010)
Net exercise of preferred stock warrant and conversion of preferred stock warrant to common stock warrant	—	—
Ending balance	$—	$4,441
The Company’s contingent consideration liability is recorded at fair value and was determined to be a Level 3 fair value item. The changes in the fair value of the contingent consideration liability are summarized below:

	Three Month Roll Forward
	March 31, 2015	March 31, 2014
	(in thousands)
Beginning balance	$11,448	$—
Change in value of contingent consideration liability recorded in general and administrative expense	138	—
Ending balance	$11,586	$—
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash required to fulfill its payment obligations if the Company defaults under a software license agreement and certain building leases. At March 31, 2015 and December 31, 2014, restricted cash included in prepaid expenses and other current assets was $21,000 and $0.4 million, respectively. At March 31, 2015 and December 31, 2014, restricted cash included in other assets, non-current was $0.1 million and $1.0 million, respectively.
Accounts payable and accrued expenses included the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts payable—seller	$140,051	$138,366
Accounts payable—trade	5,436	5,350
Accrued employee-related payables	8,193	7,305
	$153,680	$151,021
At March 31, 2015 and December 31, 2014, accounts payable—seller are recorded net of $0.8 million and $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
 Note 5—Business Combinations
On October 20, 2014, the Company completed the acquisition of all the issued and outstanding shares of Shiny, Inc., or Shiny, a Toronto, Canada based technology company focused on providing an end-to-end automated direct advertising platform for digital buyers of all sizes.
On November 17, 2014, the Company completed the acquisition of all the issued and outstanding shares of iSocket, Inc., or iSocket, a San Francisco, California based technology company focused on automating the direct buying and selling of premium, guaranteed ad inventory.

The following table provides unaudited pro forma information as if Shiny and iSocket had been acquired as of January 1, 2014. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Shiny and iSocket or recognition of compensation expense relating to the earn-out. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Three Months Ended March 31, 2014
(in thousands)
Pro forma revenues	$23,139
Pro forma net loss	$(11,970)
Note 6—Stock-Based Compensation
The Company's equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company’s employees, officers, directors and consultants. The Company’s board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined therein. An aggregate of 3,812,398 shares remained available for issuance at March 31, 2015 under the plans.

Stock Options
A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2014	8,113	$8.05
Granted	130	$17.32
Exercised	(773)	$5.43
Canceled	(122)	$9.61
Outstanding at March 31, 2015	7,348	$8.47	7.73 years	$69,454
Vested and expected to vest March 31, 2015	6,818	$8.27	7.66 years	$65,803
Exercisable at March 31, 2015	3,676	$6.31	6.91 years	$42,665

The weighted-average grant date per share fair value of stock options granted in the three months ended March 31, 2015 was $7.89.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.74%	1.75%
Expected volatility	46%	54%
Dividend yield	—%	—%

Restricted Stock
A summary of restricted stock activity for the three months ended March 31, 2015 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2014	1,750
Granted	—
Canceled	(31)
Vested	(28)
Nonvested shares of restricted stock outstanding at March 31, 2015	1,691

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2015 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2014	845
Granted	120
Canceled	(15)
Vested	—
Nonvested shares of restricted stock units outstanding at March 31, 2015	950

The weighted-average grant date value per share of restricted stock units granted in the three months ended March 31, 2015 was $17.17.

Employee Stock Purchase Plan
In November 2013, the Company's board of directors adopted the Company's 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six month offering period, employees are able to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. The first offering period commenced in November 2014 and ends in May 2015.

The Company has reserved 896,927 shares of its common stock for issuance under the ESPP and shares reserved for issuance will increase on January 1st of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31st immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. The Company estimated the total grant date fair value of the ESPP awards for the first offering period ending in May 2015 of $0.3 million, using a Black-Scholes model with the following assumptions: term of 6 months corresponding with the offering period; volatility of 54% based on the Company's historical volatility for a six month period; no dividend yield; and risk-free interest rate of 0.07%. Compensation costs are recognized on a straight-line basis over the offering period.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cost of revenue	$42	$31
Sales and marketing	1,125	577
Technology and development	790	303
General and administrative	3,541	1,567
Total stock-based compensation	$5,498	$2,478
Note 7—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses and changes in the Company’s valuation allowance.

The Company recorded an income tax provision of $84,000 and $50,000 for the three months ended March 31, 2015 and 2014, respectively.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2015, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.
Note 8—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rent expense was $1.0 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, the Company entered into new operating leases. Future non-cancelable minimum commitments as of March 31, 2015 relating to these operating leases totaling $0.3 million are due through April 2016. During the three months ended March 31, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.2 million.
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

Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2015. However, based on management’s knowledge as of March 31, 2015, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Other Contracts
The Company is party to an engagement letter with an investment bank entered into in 2009 and amended in 2012. Pursuant to the engagement letter, the investment bank provided and may continue to provide strategic and consulting advice to the Company. The engagement letter also provides that, in case of a merger, tender offer, stock purchase, or other transaction resulting in the acquisition of the Company by another entity or the transfer of ownership or control of the Company or substantially all of its assets to another entity (a “Change in Control Transaction”) that is consummated before December 7, 2016 or pursuant to a definitive agreement entered into before that date, (i) the investment bank will provide investment banking services in connection with a Change in Control Transaction, if requested by the Company, and (ii) the Company will pay to the investment bank a fee equal to 2.5% of the total consideration paid or payable to the Company or its stockholders in the Change in Control Transaction, whether or not the Company requests such investment banking services. The investment bank was not entitled to participate in and did not receive any fee in connection with the Company's IPO.
Note 9—Subsequent Events
On April 24, 2015, the Company completed the acquisition of all the issued and outstanding shares of Chango Inc., or Chango, a Toronto, Canada based intent marketing technology company. This acquisition will help expand the Company's premium advertising marketplace with intent marketing technology. The purchase consideration for the acquisition included 4,191,878 shares of the Company's common stock, with a fair value of approximately $72.5 million, based on the Company's common stock price as reported on the NYSE on the acquisition date. 639,318 of the 4,191,878 shares of the Company's common stock were placed in escrow to secure post-closing indemnification obligations of the sellers and any shares remaining in escrow after satisfaction of any resolved indemnity claims, less any shares withheld to satisfy pending claims, will be released from escrow on April 24, 2016. The Company also used approximately $9.1 million of cash to repay Chango's outstanding debt and pay Chango's unpaid transaction expenses. In addition to the shares issued at closing, the purchase consideration also included contingent consideration of up to approximately $20.6 million worth of the Company's common stock based upon Chango's performance against certain agreed-upon operating objectives for the year ending December 31, 2015. A portion of the shares equivalent to approximately $2.4 million of the contingent consideration, or 126,098 shares of the Company's stock based on the common stock issuance price as part of the purchase agreement were issued and placed in escrow. The remaining number of shares to be issued in connection with the contingent consideration is based on the average closing price of the Company's common stock for the 25 consecutive trading days ending on (and including) the last trading day of 2015. In addition the Company also issued 106,553 shares of the Company's common stock on the date of the acquisition, which were placed in escrow, related to employee future service requirements. As part of the acquisition, existing stock options to purchase common stock of Chango, were exchanged for options to purchase the Company's common stock. The Company also plans to issue new employment-based restricted stock units to Chango employees.
The Company is currently evaluating the allocation of the purchase price to the acquired assets and assumed liabilities. It is not practicable to disclose the preliminary purchase price allocation or the unaudited combined financial information given the short period of time between the acquisition and the issuance of these unaudited interim condensed consolidated financial statements.
Subsequent to March 31, 2015, the Company entered into new operating leases for office facilities. Future non-cancelable minimum commitments relating to the operating leases totaling $2.2 million are due from March 2015 to March 2020. Subsequent to March 31, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.2 million.

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

•	our ability to grow rapidly and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•	our ability to introduce new solutions and bring them to market in a timely manner;

•	uncertainty of our estimates and expectations associated with new offerings, including private marketplace, mobile, orders, automated guaranteed, and intent marketing solutions;

•	our ability to maintain a supply of advertising inventory from sellers;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	the effects of increased competition in our market and our ability to compete effectively and to maintain our pricing and take rate;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to consummate future acquisitions of or investments in complementary companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy; and

•	our ability to develop and maintain our corporate infrastructure, including our finance and information technology systems and controls.
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
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

In 2014, we expanded our orders automation technology and increased our capabilities in the automated guaranteed market with the acquisition of two companies, iSocket, Inc., or iSocket, and Shiny Inc., or Shiny. The addition of iSocket and Shiny provides additional solutions to automate the buying and selling of direct-sold, and guaranteed deals. When combined with our existing orders technology, these acquisitions are expected to help us create a fully integrated solution for automating, streamlining, and managing the processes of direct buying and selling of guaranteed and non-guaranteed advertising. On April 24, 2015, we completed the acquisition of Chango Inc., or Chango. This acquisition will help expand our premium advertising marketplace with intent marketing technology that includes access to keyword, contextual targeting and retargeting budgets. The acquisition also reinforces our direct order automation technology and expands our Buyer Cloud initiatives, specifically through the advancement of our Orders (Guaranteed Orders and Non-Guaranteed Orders) platform, and will increase direct integrations with premium brands and agencies that constitute a large base of Chango’s current customers, including more than 60 of the Fortune 500 advertisers.
Large agencies, DSPs and ad networks, many of which are already established in size and scale, are responsible for the majority of automated digital advertising spending. Accordingly, we believe our growth will be less affected by an increase in buyers than by increases in the amount of spending per buyer as more advertising shifts from traditional to automated buying and selling.
Another industry trend is the expansion of automated buying and selling of advertising through new channels. The growth of automated buying and selling of advertising is also expanding into new markets, and in some markets the adoption of automated digital advertising is greater than in the United States. We intend to expand our business in existing territories served and enter new territories.
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by purchasing advertising inventory that we make available from sellers through our solution. We recognize revenue upon the completion of a transaction, which is when an impression has been delivered to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers in RTB transactions, together with other fees, if applicable. We report revenue net of amounts we pay sellers for the impressions they provide. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities.
For the three months ended March 31, 2015 and 2014 our revenue was $37.2 million and $23.0 million, respectively, representing a year-over-year increase of 62%, and our managed revenue was $197.2 million and $129.6 million, respectively, representing a year-over-year increase of 52%. For the three months ended March 31, 2015 and 2014 our net loss was $5.0 million and $6.1 million, respectively, and our Adjusted EBITDA was $4.2 million and a loss of $1.6 million, respectively. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net loss on a GAAP basis, please refer to “Key Operational and Financial Measures.”
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

	Three Months Ended
	March 31, 2015	March 31, 2014
Operational Measures:
Managed revenue (in thousands)	$197,220	$129,566
Take rate	18.9%	17.8%
Financial Measures:
Revenue (in thousands)	$37,178	$23,015
Adjusted EBITDA (in thousands)	$4,192	$(1,616)
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss adjusted for stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, interest income or expense, change in fair value of pre-IPO convertible preferred stock warrant liabilities, and other income or expense, which mainly consists of foreign exchange gains and losses, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate. We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, interest income or expense, change in fair value of preferred stock warrant liabilities, foreign exchange gains and losses, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;

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

•
Adjusted EBITDA does not reflect non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets and changes in the fair value of contingent consideration;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for acquisition and related items, such as transaction expenses and expenses associated with earn-out amounts;

•	Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Our Adjusted EBITDA will be impacted by the rate at which our revenue increases and the timing of our investments in our operations. Please see below for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Financial Measure:
Net loss	$(5,031)	$(6,114)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	3,374	2,232
Amortization of acquired intangibles	1,016	143
Stock-based compensation expense	5,498	2,478
Acquisition and related items	1,429	—
Interest expense, net	12	57
Change in fair value of preferred stock warrant liabilities	—	(1,010)
Foreign currency (gain) loss, net	(2,190)	548
Provision for income taxes	84	50
Adjusted EBITDA	$4,192	$(1,616)

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

Our revenue recognition policies are discussed in more detail in the notes to our consolidated financial statements presented in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
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

Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility and capital lease arrangements. Interest income consists of interest earned on our cash equivalents and was insignificant for the three months ended March 31, 2015 and 2014.
Change in Fair Value of Convertible Preferred Stock Warrant Liability. Prior to our initial public offering, or IPO, the convertible preferred stock warrants were subject to re-measurement to fair value at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. The common stock warrant was net exercised in June 2014. As of March 31, 2015, we had no outstanding warrants.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Revenue	$37,178	$23,015
Expenses:
Costs of revenue (1)	6,561	4,460
Sales and marketing (1)	15,049	9,027
Technology and development (1)	8,414	4,677
General and administrative (1)	14,279	11,320
Total expenses	44,303	29,484
Loss from operations	(7,125)	(6,469)
Other (income) expense, net	(2,178)	(405)
Loss before income taxes	(4,947)	(6,064)
Provision for income taxes	84	50
Net loss	$(5,031)	$(6,114)

(1) Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Costs of revenue	$42	$31
Sales and marketing	1,125	577
Technology and development	790	303
General and administrative	3,541	1,567
Total	$5,498	$2,478

	Three Months Ended*
	March 31, 2015	March 31, 2014
Revenue	100%	100%
Cost of revenue	18%	19%
Sales and marketing	40%	39%
Technology and development	23%	20%
General and administrative	38%	49%
Total expenses	119%	128%
Loss from operations	(19)%	(28)%
Other (income) expense, net	(6)%	(2)%
Loss before income taxes	(13)%	(26)%
Provision for income taxes	—%	—%
Net loss	(14)%	(27)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Revenue	$37,178	$23,015

Revenue increased $14.2 million, or 62%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in revenue was primarily due to an increase in the amount of advertising spending on our platform during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily attributable to an increase in average CPM during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to increased matching efficiency and due to a shift in mix of advertising spend on our platform from lower-priced higher-volume inventory to higher-priced lower-volume inventory. The increase in average CPM was partially offset by a decrease in paid impressions for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the shift in mix of advertising spend on our platform from lower-priced higher-volume inventory to higher-priced lower-volume inventory.
We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, the amounts of fees we are able to charge buyers and sellers, and other factors such as changes in the market, our execution of the business, and competition.

Cost of Revenue

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except percentages)
Costs of revenue	$6,561	$4,460
Percent of revenue	18%	19%

Cost of revenue increased by $2.1 million, or 47%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase of $1.5 million in depreciation and amortization expense and an increase in data center, hosting, and bandwidth costs of $0.5 million. The increase in depreciation and amortization was primarily attributable to an increase in depreciation of computer equipment and network hardware, amortization of capitalized internal use software primarily due to additional personnel and their development of new features and functionality to our solution, and amortization of developed technology acquired in our 2014 business combinations. The amortization of capitalized internal use software reflected in cost of revenue was $1.4 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. The increases in data center, hosting, and bandwidth costs were primarily attributable to support the increase in the use of our platform and international expansion efforts requiring additional data centers, hardware, software, and maintenance expenses.
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
Sales and Marketing

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except percentages)
Sales and marketing	$15,049	$9,027
Percent of revenue	40%	39%

Sales and marketing expense increased by $6.0 million, or 67%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel costs of $4.3 million, and to a lesser extent, an increase in depreciation and amortization of $0.4 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount, due to continued hiring to support our buyer sales efforts. The increase in depreciation and amortization was mainly related to amortization of customer relationships acquired in our 2014 business combinations.
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
Technology and Development

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except percentages)
Technology and development	$8,414	$4,677
Percent of revenue	23%	20%

Technology and development expense increased by $3.7 million, or 80%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel costs of $2.9 million. The increase in personnel costs was primarily due to an increase in headcount as a result of our recent acquisitions and continued hiring of engineers to maintain and support our technology and development efforts.

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
General and Administrative

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except percentages)
General and administrative	$14,279	$11,320
Percent of revenue	38%	49%

General and administrative expense increased by $3.0 million, or 26%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel costs of $2.2 million. The increase in personnel costs was primarily due to an increase in non-cash stock-based compensation of $2.0 million and increased headcount. The increase in stock-based compensation expense was primarily associated with equity awards granted subsequent to March 31, 2014.
We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including professional services fees, insurance premiums and compliance costs.

Other (Income) Expense, Net

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Interest expense, net	$12	$57
Change in fair value of convertible preferred stock warrant liabilities	—	(1,010)
Foreign exchange (gain) loss, net	(2,190)	548
Total other (income) expense, net	$(2,178)	$(405)

Following the closing of our IPO, we were no longer required to re-measure the warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations, and accordingly, we did not record any related expenses subsequent to the closing of our IPO.

Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three months ended March 31, 2015 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions. The foreign currency loss, net during the three months ended March 31, 2014 was primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions.

Provision for Income Taxes
Our provision for income taxes of $0.1 million for the three months ended March 31, 2015 and 2014 primarily relates to taxes due in foreign jurisdictions.

Liquidity and Capital Resources
From our incorporation in April 2007 until our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock, our use of our credit facilities, and cash generated from operations. Between 2007 and 2010, we raised $52.6 million from the sale of preferred stock. On April 7, 2014, we completed our IPO and received proceeds from the offering of approximately $86.2 million after deducting the underwriting discounts and commissions and offering expenses. At March 31, 2015, we had cash and cash equivalents of $120.3 million, of which $2.2 million was held in cash accounts overseas, and restricted cash of $0.1 million.

At March 31, 2015, we had no amounts outstanding under our credit facility with Silicon Valley Bank, or SVB, and $40 million was available for additional borrowings.
At our option, loans under the credit facility may bear interest based on either the LIBOR rate or the prime rate plus, in each case, an applicable margin. The applicable margins under the credit facility are (i) 2.00% or 3.50% per annum in the case of LIBOR rate loans, and (ii) 0.00% or 1.50% per annum in the case of prime rate loans (based on SVB’s net exposure to us after giving effect to unrestricted cash held at SVB and its affiliates plus up to $3.0 million held at other institutions). In addition, an unused revolver fee in the amount of 0.15% per annum of the average unused portion of the credit facility is payable by us to SVB monthly in arrears.
Our credit facility restricts our ability to, among other things, sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt, in each case unless approved by SVB.
In addition, in the event that the amount available to be drawn is less than 20% of the maximum line amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. Currently, we would not satisfy this minimum fixed charge coverage ratio test, which is defined as a ratio of cash flows as defined by SVB to the sum of interest accrual and principal payments required to be paid during the relevant measurement period. However, we meet the specified excess availability threshold, so we are not currently required to satisfy the fixed charge coverage ratio test. At March 31, 2015, our fixed charge coverage ratio was (0.3) to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at March 31, 2015.
We believe our existing cash and cash flow from operations, together with the undrawn balance under our credit facility with SVB, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, particularly if we decide to pursue an acquisition or other strategic investment. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A: “Risk Factors.”
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash flows provided by (used in) operating activities	$22,436	$(1,809)
Cash flows used in investing activities	(3,123)	(3,072)
Cash flows provided by (used in) financing activities	3,979	(664)
Effects of exchange rates on cash and cash equivalents	(152)	53
Increase in cash and cash equivalents	$23,140	$(5,492)

Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in revenues from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support the anticipated growth of our business. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
For the three months ended March 31, 2015, cash provided by operating activities of $22.4 million resulted from our net loss of $5.0 million, adjusted for non-cash expenses of $9.0 million, and net changes in our working capital of $18.5 million. The net change in operating working capital was primarily related to a decrease in accounts receivable of approximately $12.2 million, an increase in accounts payable and accrued expenses of approximately $5.6 million, and a decrease in prepaid expenses and other current assets of approximately $1.5 million, partially offset by a decrease in other liabilities of $0.8 million. The changes in accounts receivable and accounts payable and accrued expenses was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers. The decrease in prepaid expenses and other current assets was primarily due to the timing of payments to vendors. The decrease in other liabilities was primarily due to a decrease in deferred rent as well as a decrease in business activity associated with the timing of payments to tax authorities.
For the three months ended March 31, 2014, cash provided by operating activities of $1.8 million resulted from our net loss of $6.1 million, adjusted for non-cash expenses of $4.1 million, and net changes in our working capital of $0.2 million. The net change in working capital was primarily related to an increase in accounts payable and accrued expenses of approximately $17.9 million and a decrease in other liabilities of approximately $1.5 million, partially offset by an increase in accounts receivable of approximately $20.1 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the three months ended March 31, 2015, we used $3.1 million of cash in investing activities, consisting primarily of $2.1 million of investments in our internal use software and $2.3 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at March 31, 2015. In conjunction with our corporate office building lease, restricted cash decreased by $1.3 million.
During the three months ended March 31, 2014, we used $3.1 million of cash in investment activities, consisting of $2.0 million of investments in our internal use software and $1.1 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at March 31, 2014.

Financing Activities
For the three months ended March 31, 2015, cash provided by financing activities of $4.0 million was primarily due to proceeds of $4.0 million from stock option exercises.

For the three months ended March 31, 2014, cash used in financing activities of $0.7 million was primarily due to payments of $1.5 million for offering costs to our professional advisors related to our IPO, partially offset by proceeds of $0.9 million from stock option exercises.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2015 other than operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2014, we entered into new operating leases. Future non-cancelable minimum commitments as of March 31, 2015 relating to these operating leases totaling $0.3 million are due through April 2016. During the three months ended March 31, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.2 million.
There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2015, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2015.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements presented in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
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

Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at March 31, 2015. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2015, including intercompany balances, would result in a foreign currency loss of approximately $2.3 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2015. However, based on our knowledge as of March 31, 2015, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
The advertising technology market is dynamic, and our success depends upon the continued adoption of advertising automation and our ability to develop innovative new technologies and solutions for the evolving needs of sellers of advertising, including websites, applications and other digital media property owners, and buyers of advertising. We also need to grow significantly and expand the scope of our offering in order to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to recover and achieve our objectives. Our ability to grow requires access to, and prudent deployment of, capital for hiring, expansion of physical infrastructure to run our solution, acquisition of companies or technologies, and development and integration of supporting technical sales, marketing, finance, administrative, and managerial infrastructure. Further, the rapid growth we are pursuing will itself strain the organization and our ability to continue that growth and to maintain the quality of our operations. If we are not able to innovate and grow successfully, the value of the company may be adversely affected.

In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of the reach of our solution into evolving digital media, continued growth into new geographic markets, and the implementation of new offerings.
Historically, the real-time auction of lower value display advertising has been the largest portion of the business transacted through our solution. While we expect that market to continue to be attractive for us, we believe growth opportunities in other areas of digital advertising are important. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, and expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms and advertising units, such as mobile and video. Our growth plans also depend on our ability to further increase our business in new international markets, and effectively drive increasing automation in the advertising industry through implementation of new offerings, such as private marketplace. In order to innovate successfully, we must hire, train, motivate and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology and buyer or seller relationships. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.
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
Our expectations regarding the value of our acquisition of Chango and the size and growth prospects of the intent marketing business may be incorrect, and we may not realize a return from our investments in that area.
Our acquisition of Chango Inc. represents a significant investment in the intent marketing business. Our investment thesis is based upon various assumptions and expectations, including the size and growth of intent marketing, continued growth in Chango’s business, acceleration in the development of our buy-side business as a result of the transaction, development of our Orders business and Chango’s retargeting, CPC, and CPA capabilities, synergies between Chango’s brand and agency clients and our clients, integration of Chango’s data and other technologies into our business, and our ability to leverage our platform to take advantage of Chango’s business model, including pricing and products.
The intent marketing business may grow slower than anticipated, or Chango may not benefit from growth in the market to the degree expected due to stronger offerings by competitors or other factors.  Even if the market develops as anticipated, buyers and sellers may not embrace our combined offerings due to various factors, including our inability to integrate the Chango business with our existing business. Integrating the Chango business with our business may be difficult for various reasons, and Chango’s success in its market may be more difficult to translate to our client base and infrastructure than anticipated, making synergies elusive.  Market practices and regulation related to data capture and use are complex and evolving, and development or enforcement of restrictions could diminish Chango’s data-driven competitive advantages.  Integration could distract Chango management or cause cultural challenges that might result in slower than expected growth in Chango’s business, and competitive pressures could have the same effect. Even if we are able to integrate successfully, we may be unable to retain key Chango employees. In addition, some Chango clients might perceive conflicts with Rubicon Project and shift business to Chango competitors, and some of our clients might perceive conflicts with Chango and therefore reduce their business with us. If the intent marketing business does not develop as we anticipate, or we are unable to successfully integrate the Chango business and retain its key employees, the value of our business, and the price of our stock, could be adversely affected.

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
We incurred net losses of $5.0 million and $6.1 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $85.7 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease, due to competitive pressures, maturation of our business or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing and related support employees in existing and new territories, investing in our technology and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.

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
We are undergoing rapid growth, including in our employee headcount. As of March 31, 2015, we had 503 employees. A significant portion of our management team joined us in 2013. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, including as a result of our acquisition of Chango Inc. on April 24, 2015, and we may continue to do so. This rapid influx of large numbers of people from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire companies and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
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
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. Because we lack a direct relationship with Internet users, we rely on our sellers, both practically and contractually, to obtain such consent. Additionally, some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies and other similar technologies for digital advertising. Some of these member states, such as France and the Netherlands, have also considered requiring prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. If member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired.
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
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third-party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third-party cookies from being stored on a user’s computer. If more Internet users adopt these ad blocking settings, utilize privacy modes when browsing seller websites, or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third-party cookies by default. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. The browser developer Mozilla, which publishes Firefox, has previously announced an intention to block third-party cookies by default in a future iteration of the Firefox browser, and other browsers may do the same. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device. As a consequence, fewer of our cookies or sellers’ cookies may be set in browsers or accessible in mobile devices, which would adversely affect our business.

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
    Even absent an industry standard, various government authorities have indicated an intent to implement some type of “Do Not Track” standard. For example, the Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard. Similarly, the European Commission, which proposes legislation to the European Parliament, has suggested that it intends to consider “Do Not Track” legislation in the absence of an industry standard. Some proposed “Do Not Track” standards, including the current draft specifications being considered by the W3C, impose limits or requirements that apply to data gathering and use by third parties like us, but that may not apply to first parties. Laws or regulations could take a similar approach. Any such standard, law, or regulation could place us at a competitive disadvantage to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solutions.
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

A wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner to commercially harm us while favoring their solutions. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target advertisements and communication with consumers through mobile devices or across multiple devices and/or using location and the collection of data from apps and websites that are targeted to children.
The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate is currently considering enacting the Location Privacy Protection Act, which would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. More recently, U.S. President Barack Obama has announced that he intends to encourage the U.S. Congress to pass legislation that would codify the “Consumer Bill of Rights” that his office issued in February 2012, which would impose detailed restrictions on the collection, use, and disclosure of certain types of consumer information. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children. In addition, the European Union has adopted Directive 2002/58/EC, commonly referred to as the EU e-Privacy Directive, and is in the process of proposing reforms to its existing data protection legal framework, which may result in higher potential liabilities for violations of the Directive, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
Further, many governments are restricting the movement of information about individuals beyond their national borders. For example, in 2014 Russia passed a data localization law, Federal Law No. 242-FZ, that requires certain information about Russian citizens to be stored within Russian territory. Such restrictions could, depending upon their scope, limit our ability to utilize technology infrastructure consolidation, redundancy, and load-balancing techniques, resulting in increased infrastructure costs, decreased operational efficiencies and performance, and potentially a greater risk of system failure.
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
Currently, we do not participate in the Safe Harbor Framework. Nonetheless, recent developments have called into question whether we would be able to participate in the future, should we decide to do so, or should participation become necessary. The EU is currently considering adoption of a General Data Protection Regulation to supersede the Data Protection Directive, and a European Parliament Inquiry has recently indicated that it will recommend suspension of the Safe Harbor Framework as part of the General Data Protection Regulation. Meanwhile, the European Commission recently published its analysis of the Safe Harbor Framework and concluded that it should be revised to include greater transparency and active enforcement. More recently, the European Court of Justice is currently considering a case that calls into question the continued viability of the Safe Harbor Framework, and is expected to issue a decision later this year. If restrictions are adopted by the EU that completely prohibit the transfer of our data regarding EU subjects to our computer servers in the U.S., or if the European Court of Justice determines that the Safe Harbor Framework is not sufficient to permit transfer of data between the EU and the United States, we would no longer have the option of participating in the Safe Harbor Framework (in which we currently do not participate), and may be forced to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our expansion plans in Europe, or render such plans commercially infeasible.
Changes to the definition of personal information or personal data, as well as jurisdictional variances regarding what constitutes personal information or personal data, may require us to change our business practices, which may inhibit our ability to conduct our business.
Although we do not collect data that is traditionally considered personal data in the United States, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, or financial or health data in the ordinary course of providing our solution (except to the limited extent personal data is voluntarily submitted by a user or collected by us with the user’s knowledge and consent), we typically do collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses and unique device identifiers as personal data, and certain regulators, like the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law.
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
We depend on digital media properties to provide us with advertising inventory within their websites and applications. The sellers that supply their advertising inventory to us typically do so on a non-exclusive basis and are not required to provide any minimum amounts of advertising inventory to us or provide us with a consistent supply of advertising inventory. Sellers may seek to change the terms at which they offer inventory to us, or allocate their advertising inventory to our competitors who offer advertisements to them on more favorable economic terms. Sellers may also sell inventory directly to buyers through other channels. Generally, sellers allocate their available inventory among channels according to various methodologies that often result in ranked prioritization in their ad servers. Buyers or exchanges ranked higher in priority see available impressions earlier and have more opportunity to acquire more inventory, and more high value inventory. We cannot control how sellers rank us, and to the extent that competitors have higher priority than us, our revenue and the quality of inventory available to our buyers can be adversely affected. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory. These restrictions may include strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, or restrictions on the use of specified creative content or format. In addition, sellers or competitors could pressure us to increase the prices for inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver advertisements using our solution.

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

We rely on buyers to use our solution to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable.
Our revenue is generated from advertising spending transacted over our platform using our technology solution. We invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees (where applicable), and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered even if we are unable to collect from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. If buyers slow their payments to us we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forego or defer other more productive uses of that working capital.
We rely on buyers and sellers to abide by relevant laws, rules, and regulations when using our solution, and have limited ability to prevent misuse.
We contractually require our buyers and sellers to abide by relevant laws, rules and regulations when transacting over our platform. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate their compliance. For example, we are often unable to determine exactly what information a buyer collects after an ad has been placed, and how the buyer uses any such collected information. Should buyers or sellers fail to abide by relevant laws, rules and regulations when transacting over our platform, or after such a transaction is completed, we could potentially face liability for such misuse. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to some form of sanction or penalty.
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
Despite our security measures, our vendors' security measures, and those of buyers and sellers, we are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks, cyber-extortion or other intentional misconduct by computer hackers, or otherwise. Additionally, buyers and sellers typically have security measures in place, but we typically do not have means for controlling the adequacy or efficacy of their security measures. Third parties could obtain unauthorized access to our computer systems or networks, or to sellers’ or buyers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our buyers’ data or our data, including intellectual property and other confidential business information.
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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate the purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information, on consumers’ computers. We use proprietary technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, and there may be alternative sources of demand to replace any buyer, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these customers. Although we assess the quality and performance of advertising on sellers’ digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers and buyers for controls with respect to such activity. Further, perpetrators of fraudulent impressions and malware change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of seller’s inventory and controlling fraudulent activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, we could face legal claims from customers and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not viewable by the consumer for technical or other reasons.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have four issued patents, seven pending U.S. patent applications and one pending patent application in Canada, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other countries, and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We previously identified certain material weaknesses in our internal controls which were remediated during 2014. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.
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
The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Our revenue is currently reported on a net basis. In the future we may engage in transactions for which revenue is reported on a gross basis, due to substantive changes in our business, such as through acquisitions, changes to the commercial terms with buyers and sellers or structural changes to our existing business, or due to changes in accounting standards or interpretations. We are in the process of evaluating the proper revenue reporting treatment with respect to our recently acquired Chango business, and there is a possibility that we may conclude that we must report revenue from the Chango business on a gross basis. In that case, we may have significant increases in our revenue that do not necessarily correspond with changes in our underlying activity or net income. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue.
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
We intend to continue to make investments in pursuit of our strategic objectives and to support our business growth. Various business challenges may require additional funds, including the need to respond to competitive threats or market evolution by developing new solutions and improving our operating infrastructure, either through additional hiring or acquisition of complementary businesses or technologies, or both. In addition, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market, or longer payment cycles required or imposed by our buyers.
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
On September 27, 2011, we entered into a loan and security agreement with Silicon Valley Bank that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of $40 million. At March 31, 2015, we had no amounts outstanding under this loan and security agreement. Borrowings under this agreement are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors in our common stock to sell their shares at a time and price that they deem appropriate. As of April 28, 2015, we had 42,559,280 shares of common stock outstanding, including 1,690,748 shares of restricted stock issued pursuant to our 2007 Stock Incentive Plan, none of which were vested, but excluding shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units. As of April 28, 2015, we had outstanding options to purchase an aggregate of 7,553,823 shares of our common stock issued pursuant to our 2007 Stock Incentive Plan, 2014 Equity Incentive Plan, iSocket, Inc. 2009 Equity Incentive Plan, 2014 Inducement Grant Equity Incentive Plan, and Chango Inc. 2009 Stock Option Plan, or Plans, of which 4,040,981 were vested at a weighted-average exercise price of $6.49 per share. Furthermore, as of April 28, 2015, we had outstanding 891,312 restricted stock units issued pursuant to our Plans. All of these outstanding stock awards, together with an additional 4,130,147 shares of our common stock reserved for issuance under our Plans and 896,927 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans’ evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
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
Our directors, executive officers and stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 44% of the shares of our common stock outstanding as of April 28, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors’ interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.

The trading market for our stock is new and not fully developed, and small trading volumes can contribute to sudden declines in price and make it more difficult to sell significant numbers of shares quickly without adversely affecting the market price for our stock.
Our common stock has been publicly traded only since April 2, 2014, and the trading volumes for our stock have been relatively small due to the fact that only 18% of our outstanding shares, at the time of the initial public offering, were sold in our initial public offering, and the holders of the balance of our outstanding common stock were subject to lock-up agreements that prohibited sales of their shares until September 29, 2014. Now that the lock-ups have expired, we expect more shares to be sold in the public market. In addition, we have made and may continue to make acquisitions that include the additional issuance of stock, which may increase dilution and potentially increase the number of shares available for sale. However, our trading volumes may remain relatively small for some time for various reasons, including the fact that we are new to the public markets and not well known to analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold by investors or upon exercise of employee stock options or vesting of restricted stock and restricted stock unit awards and the subsequent or concurrent sale of shares to cover the holders’ tax obligations. Sales of substantial amounts of common stock by stockholders, or even the potential for such sales, may cause the market price to decline, which could make it more difficult for our stockholders to sell their shares at the time or price they desire, and could also impair our ability to raise capital through the sale of equity securities.
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
None.

(b) Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-193739), which was declared effective on April 1, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

Date: May 8, 2015

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger, dated November 13, 2014, by and among The Rubicon Project, Inc., Pluto 2014 Acquisition Corp., iSocket, Inc., Shareholder Representative Services LLC, solely in its capacity as the initial Holder Representative thereunder, and certain persons delivering joinder agreements therewith (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2014). †

2.2
Arrangement Agreement, dated March 31, 2015, by and among The Rubicon Project, Inc., Chango Inc., 2459502 Ontario Inc., the Supporting Shareholders, Fortis Advisors LLC, as the Securityholder Representative, and certain persons delivering joinder agreements therewith (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2015). †

2.3
Amendment Agreement, dated as of April 20, 2015, by and among, The Rubicon Project, Inc., Chango Inc., and Fortis Advisors LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2015).

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

†
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

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