Form 10-Q
period 2015-06-30
RUBICON PROJECT, INC.
filed 2015-08-05
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2015
Common Stock, $0.00001 par value	43,835,507

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$99,234	$97,196
Accounts receivable, net	147,706	133,267
Prepaid expenses and other current assets	19,710	7,514
TOTAL CURRENT ASSETS	266,650	237,977
Property and equipment, net	15,706	15,196
Internal use software development costs, net	12,371	11,501
Goodwill	68,803	16,290
Intangible assets, net	60,221	14,090
Other assets, non-current	7,019	1,427
TOTAL ASSETS	$430,770	$296,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$177,339	$151,021
Debt and capital lease obligations, current portion	—	105
Other current liabilities	1,951	3,276
TOTAL CURRENT LIABILITIES	179,290	154,402
Other liabilities, non-current	2,021	1,272
Deferred tax liability, net	12,355	607
Contingent consideration liabilities	27,622	11,448
TOTAL LIABILITIES	221,288	167,729
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2015 and December 31, 2014; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2015 and December 31, 2014; 43,622 and 37,192 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	307,149	209,472
Accumulated other comprehensive income (loss)	19	(8)
Accumulated deficit	(97,686)	(80,712)
TOTAL STOCKHOLDERS’ EQUITY	209,482	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,770	$296,481

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$53,046	$28,283	$90,224	$51,298
Expenses:
Cost of revenue	14,009	4,852	20,570	9,312
Sales and marketing	22,161	10,296	37,210	19,323
Technology and development	10,390	4,598	18,804	9,275
General and administrative	17,984	15,653	32,263	26,973
Total expenses	64,544	35,399	108,847	64,883
Loss from operations	(11,498)	(7,116)	(18,623)	(13,585)
Other (income) expense:
Interest expense, net	11	14	23	71
Change in fair value of preferred stock warrant liabilities	—	1,742	—	732
Foreign exchange (gain) loss, net	847	382	(1,343)	930
Total other (income) expense, net	858	2,138	(1,320)	1,733
Loss before income taxes	(12,356)	(9,254)	(17,303)	(15,318)
Provision (benefit) for income taxes	(413)	112	(329)	162
Net loss	(11,943)	(9,366)	(16,974)	(15,480)
Cumulative preferred stock dividends	—	(70)	—	(1,116)
Net loss attributable to common stockholders	$(11,943)	$(9,436)	$(16,974)	$(16,596)
Basic and diluted net loss per share attributable to common stockholders:	$(0.30)	$(0.29)	$(0.45)	$(0.74)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders:	39,414	32,266	37,596	22,296

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(11,943)	$(9,366)	$(16,974)	$(15,480)
Other comprehensive income:
Unrealized loss on investments, net of tax	(3)	—	(3)	—
Foreign currency translation adjustments	93	22	30	37
Comprehensive loss	$(11,853)	$(9,344)	$(16,947)	$(15,443)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,192	$—	$209,472	$(8)	$(80,712)	$128,752
Exercise of common stock options	1,375	—	6,710	—	—	6,710
Restricted stock awards	487	—	—	—	—	—
Issuance of common stock related to RSU vesting	74	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	69	—	759	—	—	759
Issuance of common stock and exchange of stock options related to acquisition	4,425	—	76,611	—	—	76,611
Stock-based compensation	—	—	13,597	—	—	13,597
Foreign exchange translation adjustment	—	—	—	30	—	30
Change in unrealized losses on investments, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(16,974)	(16,974)
Balance at June 30, 2015	43,622	$—	$307,149	$19	$(97,686)	$209,482

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(16,974)	$(15,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,849	5,053
Stock-based compensation	13,237	9,577
Loss on disposal of property and equipment, net	29	199
Change in fair value of preferred stock warrant liabilities	—	732
Change in fair value of contingent consideration	3	—
Unrealized foreign currency (gain) loss	508	121
Deferred income taxes	(11)	—
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(1,007)	3,760
Prepaid expenses and other assets	97	(791)
Accounts payable and accrued expenses	19,845	(1,637)
Other liabilities	(950)	(986)
Net cash provided by operating activities	28,626	548
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,246)	(4,520)
Capitalized internal use software development costs	(4,061)	(4,449)
Acquisition, net of cash acquired	(8,647)	—
Investments in available-for-sale securities	(18,052)	—
Change in restricted cash	1,100	100
Net cash used in investing activities	(33,906)	(8,869)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	89,733
Payments of initial public offering costs	—	(2,898)
Proceeds from exercise of stock options	6,710	1,070
Proceeds from issuance of common stock under employee stock purchase plan	759	—
Repayment of debt and capital lease obligations	(105)	(3,973)
Net cash provided by financing activities	7,364	83,932
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(46)	121
CHANGE IN CASH AND CASH EQUIVALENTS	2,038	75,732
CASH AND CASH EQUIVALENTS--Beginning of period	97,196	29,956
CASH AND CASH EQUIVALENTS--End of period	$99,234	$105,688
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$1,910	$1,043
Leasehold improvements paid by landlord	$—	$803
Capitalized stock-based compensation	$360	$330
Conversion of preferred stock to common stock	$—	$52,571
Reclassification of preferred stock warrant liabilities to additional-paid-in-capital	$—	$6,183
Reclassification of deferred offering costs to additional-paid-in-capital	$—	$3,533
Deferred offering costs included in accounts payable and accrued expenses	$—	$139
Common stock and options issued for business acquisition	$76,795	$—
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
The Company is a technology company with a mission to automate the buying and selling of advertising. The Company offers a highly scalable platform that provides an automated advertising solution for buyers and sellers of digital advertising.

The Company delivers value to buyers and sellers of digital advertising through the Company’s proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, applications and other digital media properties, to sell their advertising inventory; applications for buyers, including advertisers, agencies, agency trading desks, demand side platforms, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company’s platform. On April 24, 2015, the Company completed the acquisition of Chango Inc., or Chango, a Toronto based intent marketing technology company. The acquisition expanded the Company's buyer capabilities and expertise, and expanded the Company's agency and brand advertiser transactions.

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any future interim period or for any future year.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K.

There have been no significant changes in the Company’s accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K, except for revenue recognition which has been updated to include the impact of reporting on a gross basis for the revenue arrangements for Chango, which was combined with the buyer cloud, as discussed further below.
Reclassifications
Certain amounts in the consolidated balance sheet for December 31, 2014 have been reclassified to conform with current-period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
Revenue Recognition
The Company updated its revenue recognition policy to include transactions for which the Company manages campaigns on behalf of buyers and reports the related revenue on a gross basis.

The Company generates revenue from buyers and sellers in transactions in which they use the Company’s solution for the purchase and sale of advertising inventory, and also in transactions in which the Company manages ad campaigns on behalf of buyers. The Company recognizes revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured. The Company maintains separate arrangements with each buyer and seller either in the form of a master agreement, which specifies the terms of the relationship and access to the Company’s solution, or by insertion orders, which specify price and volume requests and other terms. The Company recognizes revenue upon the completion of a transaction, that is, when an impression has been delivered to the consumer viewing a website or application. The Company assesses whether fees are fixed or determinable based on impressions delivered and the contractual terms of the arrangements. Subsequent to the delivery of an impression, the fees are generally not subject to adjustment or refund. Historically, any refunds and adjustments have not been material. The Company assesses collectibility based on a number of factors, including the creditworthiness of a buyer and seller and payment and transaction history. The Company’s revenue arrangements generally do not include multiple deliverables.

The Company also reports revenue in conformity with Principal agent considerations. The determination of whether the Company acts as the principal or the agent requires the Company to evaluate a number of indicators, none of which is presumptive or determinative. For transactions in which the Company is the principal, revenue is reported on a gross basis for the amount paid by buyers for the purchase of advertising inventory and related services and the Company records the amounts paid to sellers as cost of revenue. For transactions in which the Company is the agent, revenue is reported on a net basis for the amount of fees charged to the buyer (if any), and fees retained from or charged to the seller.

Commencing in the three months ended June 30, 2015 as a result of the acquisition of Chango, the Company enters into arrangements for which it manages advertising campaigns on behalf of buyers. The Company is the principal in these arrangements as it: (i) is the primary obligor in the advertising inventory purchase transaction; (ii) establishes the purchase prices paid by the buyer; (iii) performs all billing and collection activities including the retention of credit risk; (iv) has latitude in selecting suppliers; (v) negotiates the price it pays to suppliers of inventory; and (vi) makes all inventory purchasing decisions. Accordingly, for these arrangements the Company reports revenue on a gross basis.

For the Company's other arrangements, in which the Company’s solution matches buyers and sellers, enables them to purchase and sell advertising inventory, and establishes rules and parameters for advertising inventory transactions, the Company recognizes revenue on a net basis because for these arrangements, the Company: (i) is not the primary obligor for the purchase of advertising inventory but rather provides a platform to facilitate the buying and selling of advertising; (ii) does not have pricing latitude as pricing is generally determined through the Company’s auction process and/or the Company’s fees are based on a percentage of advertising spend; and (iii) does not directly select suppliers.
Expenses
The Company classifies its expenses into four categories:
Cost of Revenue
The Company’s cost of revenue consists primarily of amounts the Company pays sellers for transactions for which the Company is the principal and reports revenues on a gross basis, data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting the Company’s revenue-producing platform, amortization of software costs for the development of the Company’s revenue-producing platform, amortization expense associated with acquired developed technologies principally from the Company's business acquisitions, personnel costs, and facilities-related costs. Amounts the Company pays sellers includes the cost of advertising impressions the Company purchases from sellers through third-party exchanges generated for transactions for which the Company is the principal. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group, who support the Company’s platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with the Company’s revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives. Many of these expenses are generally fixed and do not increase or decrease proportionately with increases or decreases in our revenue.

Sales and Marketing
The Company’s sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and the sales bonuses paid to the Company’s sales organization, marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with customer relationships and backlog from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. The Company's sales organization focuses on marketing the Company's solution to increase the adoption of the solution by existing and new buyers and sellers. The Company amortizes acquired intangibles associated with customer relationships and backlog from the Company's business acquisitions over their estimated useful lives.

Technology and Development
The Company’s technology and development expenses consist primarily of personnel costs, including stock-based compensation, and professional services associated with the ongoing development and maintenance of the Company’s solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from the Company's business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as Internal use software development costs, net on the Company’s consolidated balance sheet. The Company amortizes internal use software development costs that relate to its revenue-producing activities on its platform to cost of revenue and amortizes other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from the Company's business acquisitions over their estimated useful lives.
General and Administrative
The Company’s general and administrative expenses consist primarily of personnel costs, including stock-based compensation, associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation, and other corporate related expenses. General and administrative expenses also include internal use software development costs and acquired intangible assets from the Company's business acquisitions over their estimated useful lives that relate to general and administrative functions and changes in fair value associated with the liability-classified contingent consideration related to business acquisitions.
Cash, Cash Equivalents and Marketable Securities
The Company invests excess cash primarily in money market funds, corporate debt securities, and highly liquid debt instruments of the U.S. government and its agencies. The Company classifies investments held in money market funds as cash equivalents included in cash and cash equivalents as they have weighted-average maturities at the date of purchase of less than 90 days, corporate debt securities and agency bonds with stated maturities of less than one year as short-term investments included in prepaid and other current assets, and U.S. government and agency bonds with stated maturities of over a year as long-term investments included in other assets, non-current on the Company’s consolidated balance sheets, as the Company does not expect to redeem or sell these securities within one year from the balance sheet date.
The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies and accounts for the Company’s marketable securities as available-for-sale, carries the securities at fair value and reports the unrealized gains and losses as a component of stockholders’ equity. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method, and the Company records such gains and losses as component of other income, net on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires an entity to recognize the amount of revenue it expects to earn from the transfer of promised goods or services to customers. The new accounting guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this guidance on its ongoing financial reporting.

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

In April 2015, the FASB issued new accounting guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Note 2—Net Loss Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
Net loss attributable to common stockholders	$(11,943)	$(9,436)	$(16,974)	$(16,596)
Weighted-average common shares outstanding	41,873	34,463	39,747	23,619
Weighted-average unvested restricted shares	(1,682)	(2,197)	(1,698)	(1,323)
Weighted-average escrow shares	(777)	—	(453)	—
Weighted-average common shares outstanding used to compute net loss per share attributable to common stockholders	39,414	32,266	37,596	22,296
Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.29)	$(0.45)	$(0.74)
The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	June 30, 2015	June 30, 2014
	(in thousands)
Options to purchase common stock	7,442	8,252
Unvested restricted stock awards	1,741	2,194
Unvested restricted stock units	2,566	181
Shares held in escrow	997	—
Total shares excluded from net loss per share attributable to common stockholders	12,746	10,627
In addition to the above anti-dilutive shares, shares contingently issuable if certain milestones are achieved on December 31, 2015 related to business combinations that occurred during the year ended December 31, 2014 and during the six months ended June 30, 2015 have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015.

In connection with the acquisition of iSocket, Inc., or iSocket, which occurred during the year ended December 31, 2014, the Company may be required to issue up to $12.0 million of contingent consideration payable in shares of common stock if certain performance milestones have been achieved as of December 31, 2015. The number of shares to be issued is based on the average closing price of the Company's common stock for the ten consecutive trading days ending on (and including) the last trading day of 2015. If June 30, 2015 had been the end of the contingency period, 742,161 shares would have been issuable.
In connection with the acquisition of Chango, which occurred during the six months ended June 30, 2015, the Company may be required to pay up to $18.0 million of contingent consideration (excluding 126,098 shares held in escrow), if certain milestones have been achieved as of December 31, 2015. The Company has the option to pay the contingent consideration in cash or common stock, or a combination thereof. As of June 30, 2015, the entire contingent consideration issuable in connection with the Chango acquisition was deemed earned (See Note 5). If the Company elects to pay the contingent consideration in shares, the number of shares to be issued in connection with the contingent consideration would be based on the greater of the volume-weighted-average closing prices of the Company's common stock for the 10 consecutive trading days ending on (and including) the trading day that is one day prior to December 31, 2015 and $18.77. If June 30, 2015 had been the end of the contingency period, 957,407 shares would have been issuable.
For the three months ended June 30, 2014, the Company increased net loss by $0.1 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. For the six months ended June 30, 2014, the Company increased net loss by $1.1 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company’s IPO in April 2014, all of the preferred stock converted to common stock and accordingly, after the IPO the Company was no longer required to increase its net loss for preferred stock dividends in determining its net loss attributable to common stockholders.
Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2015:

	June 30, 2015	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$37,933	$37,933	$—	$—
Corporate debt securities	$7,993	$7,993	$—	$—
U.S. Treasury, government and agency debt securities	$10,056	$10,056	$—	$—
Contingent consideration liabilities	$27,622	$—	$—	$27,622

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2014:

	December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$55,963	$55,963	$—	$—
Contingent consideration liabilities	$11,448	$—	$—	$11,448

At June 30, 2015, cash equivalents of $37.9 million consisted of money market funds with original maturities of three months or less. The fair values of the Company's money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices as shown in the Company's investment brokerage statements.
The Company classified the contingent consideration liabilities, which were incurred in connection with the acquisitions of iSocket and Chango, within Level 3 as factors used to develop the estimated fair value include unobservable inputs that are not supported by market activity. The Company estimated the fair value of the contingent consideration liability related to the iSocket acquisition by discounting the present value of probability-weighted future payout related to the contingent earn-out criteria using an estimate of the Company's incremental borrowing rate. At December 31, 2014 and at June 30, 2015, the Company considered it highly likely that the iSocket earn-out criteria would be met. On Chango's acquisition date, the Company estimated the fair value of the contingent consideration liability related to the Chango acquisition by using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. Subsequent to Chango's acquisition date, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango would no longer be operated separate from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability post-acquisition will primarily be dependent on prices of the Company's common stock for periods subsequent to Chango's acquisition date. Changes in these unobservable inputs could significantly impact the fair value of the contingent consideration liability recorded in the accompanying consolidated balance sheets and adjustments recorded in the consolidated statements of operations.
For the three months ended June 30, 2015 and six months ended June 30, 2015, the Company recognized a gain of $0.1 million and a loss of an insignificant amount, respectively, relating to the change in fair value of the contingent consideration liabilities, which was recorded in general and administrative expenses. The contingent consideration liability related to the iSocket acquisition is payable in shares and the number of shares to be issued is based on the average closing price of the Company's common stock for the 10 consecutive trading days ending on (and including) the last trading day of 2015. The contingent consideration liability related to the Chango acquisition is payable in cash or shares, or a combination thereof, and the number of shares issued, excluding 126,098 shares held in escrow related to the contingent consideration, is based on the greater of the volume-weighted-average closing prices of the Company's common stock for the 10 consecutive trading days ending on (and including) the trading day that is one day prior to December 31, 2015 and $18.77.
The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	Three Month Roll Forward		Six Month Roll Forward
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Beginning balance	$—	$4,441	$—	$5,451
Change in value of preferred stock warrants recorded in other expense, net	—	1,742	—	732
Net exercise of preferred stock warrant and conversion of preferred stock warrant to common stock warrant	—	(6,183)	—	(6,183)
Ending balance	$—	$—	$—	$—

The Company’s contingent consideration liabilities are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of the contingent consideration liabilities are summarized below:

	Three Month Roll Forward		Six Month Roll Forward
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Beginning balance	$11,586	$—	$11,448	$—
Increase to contingent consideration liability related to the Chango acquisition	16,171	—	16,171	—
Change in fair value of contingent consideration liabilities recorded in general and administrative expense	(135)	—	3	—
Ending balance	$27,622	$—	$27,622	$—
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash required to fulfill its payment obligations if the Company defaults under a software license agreement and certain building leases. At June 30, 2015 and December 31, 2014, restricted cash included in prepaid expenses and other current assets was $0.3 million and $0.4 million, respectively. At December 31, 2014, restricted cash included in other assets, non-current was $1.0 million.
Investments in marketable securities as of June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale - short-term:	(in thousands)
U.S. Treasury, agency debt securities	$4,003	$—	$2	$4,001
Corporate debt securities	7,993	—	—	7,993
Total	$11,996	$—	$2	$11,994
Available-for-sale - long-term:
U.S. Treasury, government and agency debt securities	$6,056	$—	$1	$6,055
As of June 30, 2015, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.8 years. For the three and six months ended June 30, 2015 the gross realized gains and gross realized losses were not significant and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations.
The Company had no investments in marketable securities as of December 31, 2014.
The amortized cost and fair value of the Company's marketable securities at June 30, 2015, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in less than 1 year	$11,996	$11,994
Due within 1-2 years	6,056	6,055
Total	$18,052	$18,049

Accounts payable and accrued expenses included the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accounts payable—seller	$157,009	$138,366
Accounts payable—trade	9,294	5,350
Accrued employee-related payables	11,036	7,305
	$177,339	$151,021
At June 30, 2015 and December 31, 2014, accounts payable—seller are recorded net of $0.8 million and $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
 Note 5—Business Combinations
Chango Inc.
On April 24, 2015, or the Acquisition Date, the Company completed the acquisition of all the issued and outstanding shares of Chango, a Toronto, Canada based intent marketing technology company. The acquisition expanded the Company's premium advertising marketplace with intent marketing technology.
The purchase consideration for the acquisition included 4,191,878 shares of the Company's common stock, with a fair value of approximately $72.5 million, based on the Company's stock price as reported on the NYSE on the Acquisition Date. 639,318 of the 4,191,878 shares of the Company's common stock were placed in escrow to secure post-closing indemnification obligations of the sellers and any shares remaining in escrow after satisfaction of any resolved indemnity claims, less any shares withheld to satisfy pending or resolved claims, will be released from escrow on July 24, 2016. In addition, the Company issued 106,553 shares of the Company's common stock on the date of the acquisition, which were placed in escrow, related to employee future service requirements which were excluded from the purchase consideration and will be expensed in the Company's post acquisition statement of operations. The Company also used approximately $9.1 million of cash to repay Chango's outstanding debt, including accrued interest, and to pay Chango's outstanding transaction expenses.
The purchase consideration also included contingent consideration of up to approximately $18.0 million worth of the Company's common stock and 126,098 shares held in escrow based upon Chango's performance against certain agreed-upon operating objectives for the year ending December 31, 2015. The Company has the option to pay the contingent consideration in cash or common stock, or a combination thereof. A portion of the contingent consideration shares with a value equivalent to approximately $2.4 million, or 126,098 shares of the Company's stock based on the common stock issuance price pursuant to the purchase agreement were issued and placed in escrow. The remaining number of shares to be issued in connection with the contingent consideration is based on the greater of the volume-weighted-average closing prices of the Company's common stock for the 10 consecutive trading days ending on (and including) the trading day that is one day prior to December 31, 2015 and $18.77. The fair value was estimated using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. The contingent consideration was recorded at an estimated fair value of $16.2 million. The fair value of the contingent consideration provided herein assumed the probability of the performance milestones being achieved and the probability that the Company would settle the contingent consideration in common stock. In accordance with ASC 480, Distinguishing Liabilities from Equity, the contingent consideration has been recorded as a non-current liability in the consolidated balance sheet as the contingent consideration is payable in a variable number of shares at the Acquisition Date. Changes in the fair value of the contingent consideration liability post-acquisition will be recorded in the Company's consolidated statement of operations. Subsequent to the Acquisition Date and as of June 30, 2015, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango would no longer be operated separate from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability post-acquisition will primarily be dependent on prices of the Company's common stock for periods subsequent to Chango's Acquisition Date.

As part of the acquisition, existing stock options to purchase common stock of Chango were exchanged for 428,798 options to purchase the Company's common stock. The fair value of stock options exchanged on the Acquisition Date attributable to pre-acquisition services of approximately $4.3 million has been recorded as purchase consideration. The fair value of stock options exchanged on the Acquisition Date attributable to post-acquisition services of $2.4 million will be recorded as additional stock-based compensation expense in the Company's consolidated statement of operations over their remaining requisite service (vesting) periods.
The total purchase consideration and the allocation of the total purchase consideration to assets acquired and liabilities assumed is summarized below (in thousands):

Shares of the Company's common stock	$72,477
Estimated fair value of contingent consideration	16,171
Fair value of stock-based awards exchanged	4,318
Cash paid	9,097
Working capital adjustment	(184)
Total purchase consideration	101,879
Cash	450
Accounts receivable	13,333
Prepaid and other assets	1,025
Fixed assets	265
Intangible assets, including in process research and development of $580	52,420
Goodwill	52,513
Total assets acquired	$120,006
Accounts payable and accrued expenses	5,825
Other liabilities	443
Deferred tax liability, net	11,859
Total liabilities assumed	18,127
Total net assets acquired	$101,879
The purchase price allocation is preliminary and subject to change pending finalization of the valuation.
As part of the acquisition, the Company recorded deferred tax liabilities related to acquired intangibles of $13.9 million net of deferred tax assets of $2.0 million, primarily related to net operating loss carry forwards.
The following table summarizes the components of the acquired intangible assets and estimated useful lives (in thousands, except for estimated useful life):

		Estimated Useful Life
Technology	$22,000	3 - 5 years
In-process research and development	580	3 years*
Customer relationships	22,000	5 years
Backlog	3,090	<1 year
Non-compete agreements	4,500	2 years
Trademarks	250	<1 year
Total intangible assets acquired	$52,420
* Amortization begins once associated project is completed and it is determined it has alternative future use.
The intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues, the amortization of customer relationships and backlog is included in sales and marketing, the amortization of non-compete agreements is included in technology and development and general and administrative, and the amortization of trademarks is included in general and administrative in the consolidated statement of operations.

The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill will be tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill has become impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The goodwill resulting from the Chango acquisition is not tax deductible.
The Company recognized approximately $1.1 million of acquisition related costs during the six months ended June 30, 2015 that are recorded within general and administrative expenses in the Company’s consolidated statements of operations. In addition, as part of the acquisition of Chango, the Company acquired Chango's NOLs of approximately $7.2 million.
Unaudited Pro Forma Information
On October 20, 2014, the Company completed the acquisition of all the issued and outstanding shares of Shiny, Inc., or Shiny, a Toronto, Canada based technology company focused on providing an end-to-end automated direct advertising platform for digital buyers of all sizes.
On November 17, 2014, the Company completed the acquisition of all the issued and outstanding shares of iSocket, a San Francisco, California based technology company focused on automating the direct buying and selling of premium, guaranteed ad inventory.
The following table provides unaudited pro forma information as if Shiny, iSocket, and Chango as if they had been acquired as of January 1, 2014. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Shiny, iSocket, and Chango or recognition of compensation expense relating to the earn-out. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per share data)
Pro forma revenues	$56,489	$38,751	$106,874	$69,173
Pro forma net loss	$(13,013)	$(17,316)	$(20,400)	$(39,053)
Pro forma net loss per share	$(0.31)	$(0.48)	$(0.50)	$(1.51)
Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company and as a result, the determination of Chango’s post-acquisition revenues and operating results on a standalone basis are impracticable given the integration of the Chango operations with the Company's operations.
Note 6—Goodwill and Intangible Assets
Details of the Company’s goodwill were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$16,290	$1,491
Additions from the acquisition of iSocket	—	11,778
Additions from the acquisition of Shiny	—	3,021
Additions from the acquisition of Chango	52,513	—
Ending balance	$68,803	$16,290

Details of the Company’s intangible assets were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Amortizable intangible assets:
Developed technology	$35,176	$13,176
In-process research and development	580	—
Customer relationships	25,330	3,330
Backlog	3,090	—
Non-compete agreements	4,990	490
Trademarks	253	3
	69,419	16,999
Total accumulated amortization—intangible assets	(9,198)	(2,909)
Total identifiable intangible assets, net	$60,221	$14,090
Amortization expense of intangible assets for the three months ended June 30, 2015 was $5.3 million and for the six months ended June 30, 2015 was $6.3 million.
As of June 30, 2015, the estimated remaining amortization expense associated with the Company’s intangible assets for each of the next five fiscal years was as follows:

Fiscal Year	Amount
(in thousands)
2015	$9,439
2016	16,227
2017	13,725
2018	9,941
2019 and thereafter	10,889
Total	$60,221

Note 7—Stock-Based Compensation
The Company's equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company’s employees, officers, directors and consultants. The Company’s board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined therein. The Company assumed Chango's 2009 Stock Option Plan as part of the acquisition. An aggregate of 1,573,264 shares remained available for issuance at June 30, 2015 under the plans.

Stock Options
A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2014	8,113	$8.05
Granted	1,125	$12.21
Exercised	(1,385)	$4.97
Canceled	(411)	$10.98
Outstanding at June 30, 2015	7,442	$9.10	7.49 years	$45,583
Vested and expected to vest June 30, 2015	6,920	$8.94	7.43 years	$43,403
Exercisable at June 30, 2015	3,863	$6.87	6.67 years	$31,458
At June 30, 2015, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $18.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The weighted-average grant date per share fair value of stock options granted in the six months ended June 30, 2015 was $10.56.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expected term (in years)	4.0	5.9	4.2	6.0
Risk-free interest rate	1.16%	1.89%	1.23%	1.81%
Expected volatility	48%	53%	48%	54%
Dividend yield	—%	—%	—%	—%

Restricted Stock
A summary of restricted stock activity for the six months ended June 30, 2015 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2014	1,750
Granted	552
Canceled	(65)
Vested	(496)
Nonvested shares of restricted stock outstanding at June 30, 2015	1,741

At June 30, 2015, the Company had unrecognized employee stock-based compensation expense for restricted stock with service conditions of approximately $15.4 million, which is expected to be recognized over a weighted-average period of 2.5 years. At June 30, 2015, the Company had unrecognized employee stock-based compensation expense for restricted stock with market conditions granted in prior year of approximately $1.6 million, which is expected to be recognized over a weighted-average period of 5.9 years.

The weighted-average grant date per share fair value of restricted stock with service conditions granted in the six months ended June 30, 2015 was $16.75.

In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. At June 30, 2015, the Company had unrecognized employee stock-based compensation expense of approximately $3.8 million, which is expected to be recognized over a weighted-average period of 2.8 years. The compensation expense will not be reversed if the performance metrics are not met.

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2015 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2014	845
Granted	1,877
Canceled	(82)
Vested	(74)
Nonvested shares of restricted stock units outstanding at June 30, 2015	2,566

At June 30, 2015, the Company had unrecognized employee stock-based compensation expense relating to restricted stock units of approximately $31.1 million, which is expected to be recognized over a weighted-average period of 3.7 years.
The weighted-average grant date value per share of restricted stock units granted in the six months ended June 30, 2015 was $16.81.

Employee Stock Purchase Plan
In November 2013, the Company's board of directors adopted the Company's 2014 Employee Stock Purchase Plan, or ESPP. The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six month offering period, employees are able to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last day of the offering period. Offering periods generally commence and end in May and November of each year.

The Company has reserved 896,927 shares of its common stock for issuance under the ESPP and shares reserved for issuance will increase on January 1st of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31st immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. In May 2015, a total of 68,516 shares of common stock were purchased for the first offering period. The Company estimated the total grant date fair value of the ESPP awards for the second offering period ending in November 2015 of $0.6 million, using a Black-Scholes model with the following assumptions: term of 6 months corresponding with the offering period; volatility of 51% based on the Company's historical volatility for a six month period; no dividend yield; and risk-free interest rate of 0.09%. Compensation costs are recognized on a straight-line basis over the offering period.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Cost of revenue	$70	$57	$112	$88
Sales and marketing	1,858	700	2,983	1,277
Technology and development	1,116	424	1,906	727
General and administrative	4,695	5,918	8,236	7,485
Total stock-based compensation	$7,739	$7,099	$13,237	$9,577

Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company’s valuation allowance.

The Company recorded an income tax benefit of $0.4 million and an income tax provision of $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and an income tax benefit of $0.3 million and an income tax provision of $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The tax benefit during the three and six months ended June 30, 2015 is the result of Chango's net operating losses generated during the period.

There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2015, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rent expense was $1.4 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $2.3 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, the Company entered into new operating leases. Future non-cancelable minimum commitments as of June 30, 2015 relating to these operating leases totaling $4.7 million are due through March 2020. During the six months ended June 30, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.4 million. In addition, during the three months ended June 30, 2015, the Company did not exercise the early termination option for the sublease for its headquarters in Los Angeles, California. As of June 30, 2015 future non-cancelable minimum commitments increased by $8.9 million for this sublease.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2015. However, based on management’s knowledge as of June 30, 2015, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

•
our ability to introduce new solutions and bring them to market in a timely manner in response to client demands and industry trends, including shift in digital advertising growth from display to mobile channels;

•	uncertainty of our estimates and expectations associated with new offerings, including private marketplace, mobile, orders, automated guaranteed, and intent marketing solutions;

•	our ability to maintain a supply of advertising inventory from sellers;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•
the effects of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors, and our ability to compete effectively and to maintain our pricing and take rate;

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
Overview
We are a technology company on a mission to automate the buying and selling of advertising. Our Advertising Automation Cloud is a highly scalable platform that provides leading user reach and a solution for buyers and sellers of digital advertising. Through the speed and big data analytics of our algorithm-based solution, we have transformed the cumbersome, complex process of direct buying and selling of digital advertising into a seamless automated process that optimizes results for both buyers and sellers. Buyers of digital advertising use our platform to reach approximately 600 million Internet users globally on some of the world’s leading websites and applications. Sellers of digital advertising use our platform to maximize revenue from advertising, decrease costs, and protect their brands and user experience, while accessing a global market of buyers representing top advertiser brands around the world. We believe the benefits we provide to both buyers and sellers, and the time and effort spent by both buyers and sellers to integrate with our platform and associated applications, give us a critical position in the digital advertising ecosystem.
Our Advertising Automation Cloud features applications for digital advertising sellers, including websites, applications and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, or ATDs, demand side platforms, or DSPs, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and optimize a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. Our Advertising Automation Cloud incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds, and to execute up to 3.5 million peak queries per second, and 6 trillion bid requests per month. Since 2012, we have processed approximately 100 trillion bid requests. We believe we help increase the volume and effectiveness of advertising, increasing revenue for sellers and improving return on advertising investment for buyers.
We have direct relationships built on technical integration with our sellers. We believe that our direct relationships and integrations with sellers differentiate us from many other participants in the advertising ecosystem and make us a vital participant in the digital advertising industry. Our integration of sellers into our platform gives sellers the ability to monetize a full variety and volume of inventory. At the same time, buyers leverage our platform to manage their advertising spending, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from hundreds of sellers. We believe buyers need our platform because of our powerful solution and our direct relationships and integrations with some of the world’s largest sellers. Our solution is constantly self-optimizing based on our ability to analyze and learn from vast volumes of data. The additional data we obtain from the volume of transactions on our platform help make our machine-learning algorithms more intelligent, leading to higher quality matching between buyers and sellers, better return on investment for buyers, and higher revenue for sellers. As a result of that high quality matching, we attract even more sellers which in turn attracts more buyers and vice versa. We believe this self-reinforcing dynamic creates a strong platform for growth.

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
In 2014, we began offering Guaranteed Orders service, which enables buyers and sellers to transact in guaranteed advertising placements, and various services to assist buyers to purchase inventory through our marketplace and other exchanges.
In 2014, we expanded our orders automation technology and increased our capabilities in the automated guaranteed market with the acquisition of two companies, iSocket, Inc., or iSocket, and Shiny Inc., or Shiny. The addition of iSocket and Shiny provides additional solutions to automate the buying and selling of direct-sold and guaranteed deals. When combined with our existing orders technology, these acquisitions are expected to help us create a fully integrated solution for automating, streamlining, and managing the processes of direct buying and selling of guaranteed and non-guaranteed advertising.
On April 24, 2015, we completed the acquisition of Chango Inc., or Chango, a Toronto, Canada based intent marketing technology company. The acquisition expanded our buyer capabilities and expertise and our agency and brand advertiser transactions. Chango's technology includes access to keyword, contextual targeting and retargeting budgets. The acquisition also reinforces our direct order automation technology and expands our buyer cloud initiatives, specifically through the advancement of our Orders (Guaranteed Orders and Non-Guaranteed Orders) platform, and will expand direct integrations with premium brands and agencies that constitute a large base of Chango’s current customers. During the second quarter of 2015, we fully integrated and consolidated the transactions, sales teams, technologies, and engineering teams of our direct order automation technology, our buyer cloud initiatives, and Chango, creating combined operations that we refer to as buyer cloud operations or buyer cloud transactions. As a result, the determination of Chango’s post-acquisition revenues and operating results on a standalone basis are impracticable given the integration of the Chango operations with our operations. Transactions generated through the buyer cloud generally are through direct contractual relationships between us and a buyer. Revenue attributable to the vast majority of buyer cloud transactions is reported on a gross basis in accordance with GAAP. Revenue is reported gross for those arrangements for which we manage advertising campaigns on behalf of buyers by acting as the primary obligor in the purchase of ad inventory, exercising discretion in establishing prices, and selecting and purchasing inventory from the seller. Revenue continues to be reported net for transactions in which buyers and sellers of advertising use our solution to execute or facilitate their purchase and sale of advertising. For additional information refer to the revenue recognition policy described in “Critical Accounting Policies and Estimates.”
Large agencies, DSPs and ad networks, many of which are already established in size and scale, are responsible for the majority of automated digital advertising spending. Accordingly, we believe our growth will be less affected by an increase in buyers than by increases in the amount of spending per buyer as more advertising shifts from traditional to automated buying and selling.
Another industry trend is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. The growth of automated buying and selling of advertising is also expanding into new markets, and in some markets the adoption of automated digital advertising is greater than in the United States. We intend to expand our business in existing territories served and enter new territories.
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by purchasing advertising inventory that we make available or in some cases purchase from sellers through our solution. We recognize revenue upon the completion of a transaction, which is when an impression has been delivered to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We generally bill and collect the full purchase price of impressions from buyers in RTB transactions, together with other fees, if applicable. For arrangements in which pricing is determined through our auction process and we are not the primary obligor for the purchase of advertising inventory, or for those arrangements whereby we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities, we have determined we do not act as the principal and accordingly we report revenue on a net basis. For arrangements in which we manage advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, we exercise discretion in establishing prices, we have credit risk, and we independently select and purchase inventory from the seller, we have determined that we act as the principal and accordingly we report revenue on a gross basis.

For the three months ended June 30, 2015 and 2014, our revenue was $53.0 million and $28.3 million, respectively, representing a year-over-year increase of 88%, and our managed revenue was $227.2 million and $153.5 million, respectively, representing a year-over-year increase of 48%. For the three months ended June 30, 2015 and 2014, our net loss was $11.9 million and $9.4 million, respectively, and our Adjusted EBITDA was $6.7 million and $2.7 million, respectively. For the six months ended June 30, 2015 and 2014, our revenue was $90.2 million and $51.3 million, respectively, representing a year-over-year increase of 76%, and our managed revenue was $424.4 million and $283.1 million, respectively, representing a year-over-year increase of 50%. For the six months ended June 30, 2015 and 2014, our net loss was $17.0 million and $16.6 million, respectively, and our Adjusted EBITDA was $10.9 million and $1.0 million, respectively. Adjusted EBITDA is a non-GAAP measure. For information on how we compute Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net loss on a GAAP basis, please refer to “Key Operational and Financial Measures.”
Our net loss and Adjusted EBITDA will be impacted by the rate at which our revenue increases, including the impact of acquisitions, seasonality, amount and the timing of our investments in our operations.
Substantially all of our revenue is in North America, determined based on the location of our legal entity that is a party to the relevant transaction.
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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operational measures:
Managed revenue (in thousands)	$227,152	$153,540	$424,372	$283,106
Take rate	21.4%	18.4%	20.2%	18.1%
Financial measures:
Revenue (in thousands)	$53,046	$28,283	$90,224	$51,298
Adjusted EBITDA (in thousands)	$6,667	$2,661	$10,859	$1,045
Managed Revenue
Managed revenue is an operational measure that represents the advertising spending transacted on our platform, and would represent our revenue if we were to record all of our revenue on a gross basis. Managed revenue does not represent revenue reported on a GAAP basis, other than with respect to the portion of our revenue that we report on a gross basis. We review managed revenue for internal management purposes to assess market share and scale. Many companies in our industry record revenue on a gross basis, so tracking our managed revenue allows us to compare our results to the results of those companies. Our managed revenue is influenced by demand for the Company's services, the volume and characteristics of paid impressions, and average CPM.
Our managed revenue has increased period over period as a result of increased use of our solutions by buyers and sellers, increases in average CPM, and our buyer cloud initiatives, including the now consolidated and integrated Chango operations. We expect managed revenue to continue to grow with increases in the pricing or volume of transactions on our platform, which can result from increases in the number of buyers or advertising spending, and from improvements in our auction algorithms. This increase may fluctuate due to seasonality and increases or decreases in average CPM and paid impressions. In addition, we generally experience higher managed revenue during the fourth quarter of a given year, resulting from higher advertising spending and more bidding activity, which may drive higher volumes of paid impressions or average CPM.
Our solution enables buyers and sellers to transact through our comprehensive automation offerings. Our managed revenue consisted of 75% in RTB transactions, 17% orders, and 8% static bidding during the three months ended June 30, 2015, and based on a channel perspective, our managed revenue consisted of 78% desktop and 22% mobile during the three months ended June 30, 2015.

Take Rate
Take rate is an operational measure that represents our share of managed revenue, net of amounts we pay sellers, divided by managed revenue. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers. Our take rate can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer’s or seller’s activity on our platform, product mix, the implementation of new products, platforms and solution features, auction dynamics, and the overall development of the digital advertising ecosystem.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, acquisition and related items, such as transaction expenses and expenses associated with earn-out amounts;

•	Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Our Adjusted EBITDA will be impacted by the rate at which our revenue increases and the timing of our investments in our operations. Please see below for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Net loss	$(11,943)	$(9,366)	$(16,974)	$(15,480)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	4,191	2,560	7,565	4,792
Amortization of acquired intangibles	5,268	118	6,284	261
Stock-based compensation expense	7,739	7,099	13,237	9,577
Acquisition and related items	967	—	2,396	—
Interest expense, net	11	14	23	71
Change in fair value of preferred stock warrant liabilities	—	1,742	—	732
Foreign currency (gain) loss, net	847	382	(1,343)	930
Provision (benefit) for income taxes	(413)	112	(329)	162
Adjusted EBITDA	$6,667	$2,661	$10,859	$1,045

Components of Our Results of Operations
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution or advertising inventory we purchase from third-party exchanges. Our solution enables buyers and sellers to purchase and sell advertising inventory, matches buyers and sellers, and establishes rules and parameters for open and transparent auctions of advertising inventory. We generally recognize revenue upon the completion of a transaction, that is, when an impression has been made available to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers, together with other fees, if applicable. Arrangements for which pricing is determined through our auction process, we are not the primary obligor and for which we have determined we do not act as the principal in the purchase and sale of advertising inventory, we report revenue on a net basis. Arrangements for which we have direct contractual relationships with the buyer where we manage advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, we exercise discretion in establishing prices, we have credit risk, and we independently select and purchase inventory from the seller, we report revenues on a gross basis as we act as the principal in the purchase and sale of advertising inventory. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
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

Our revenue recognition policies are discussed in more detail below and in the notes to our condensed consolidated financial statements presented within this Form 10-Q.

Expenses
We classify our expenses into the following four categories:
Cost of Revenue. Our cost of revenue consists primarily of amounts we pay sellers for transactions for which we are the principal and report revenues on a gross basis, data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies principally from our business acquisitions, personnel costs, and facilities-related costs. Amounts we pay sellers include the cost of advertising impressions we purchase from sellers through third-party exchanges generated for transactions for which we are the principal. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group, who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives. Many of these expenses are generally fixed and do not increase or decrease proportionately with increases or decreases in our revenue.
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and the sales bonuses paid to our sales organization, marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with customer relationships and backlog from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales organization focuses on marketing our solution to increase the adoption of our solution by existing and new buyers and sellers. We amortize acquired intangibles associated with customer relationships and backlog from our business acquisitions over their estimated useful lives.
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation, and professional services associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from our business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net on our consolidated balance sheet. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
General and Administrative. Our general and administrative expenses consist primarily of personnel costs, including stock-based compensation, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation, and other corporate related expenses. General and administrative expenses also include amortization of internal use software development costs and acquired intangible assets from our business acquisitions over their estimated useful lives that relate to general and administrative functions and changes in fair value associated with the liability-classified contingent consideration related to acquisitions.
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility and capital lease arrangements. Interest income consists of interest earned on our cash equivalents and was insignificant for the three and six months ended June 30, 2015 and 2014.
Change in Fair Value of Convertible Preferred Stock Warrant Liability. Prior to our initial public offering, or IPO, the convertible preferred stock warrants were subject to re-measurement to fair value at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. The common stock warrant was net exercised in June 2014. As of June 30, 2015, we had no outstanding warrants.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Revenue	$53,046	$28,283	$90,224	$51,298
Expenses:
Costs of revenue (1) (2)	14,009	4,852	20,570	9,312
Sales and marketing (1) (2)	22,161	10,296	37,210	19,323
Technology and development (1) (2)	10,390	4,598	18,804	9,275
General and administrative (1) (2)	17,984	15,653	32,263	26,973
Total expenses	64,544	35,399	108,847	64,883
Loss from operations	(11,498)	(7,116)	(18,623)	(13,585)
Other (income) expense, net	858	2,138	(1,320)	1,733
Loss before income taxes	(12,356)	(9,254)	(17,303)	(15,318)
Provision (benefit) for income taxes	(413)	112	(329)	162
Net loss	$(11,943)	$(9,366)	$(16,974)	$(15,480)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Costs of revenue	$70	$57	$112	$88
Sales and marketing	1,858	700	2,983	1,277
Technology and development	1,116	424	1,906	727
General and administrative	4,695	5,918	8,236	7,485
Total	$7,739	$7,099	$13,237	$9,577

(2)	Includes depreciation and amortization expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Cost of revenue	$5,258	$2,241	$8,729	$4,226
Sales and marketing	3,240	109	3,745	189
Technology and development	479	192	733	390
General and administrative	482	136	642	248
Total depreciation and amortization	$9,459	$2,678	$13,849	$5,053

	Three Months Ended*		Six Months Ended*
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	26%	17%	23%	18%
Sales and marketing	42%	36%	41%	38%
Technology and development	20%	16%	21%	18%
General and administrative	34%	55%	36%	53%
Total expenses	122%	125%	121%	126%
Loss from operations	(22)%	(25)%	(21)%	(26)%
Other (income) expense, net	2%	8%	(1)%	3%
Loss before income taxes	(23)%	(33)%	(19)%	(30)%
Provision (benefit) for income taxes	(1)%	—%	—%	—%
Net loss	(23)%	(33)%	(19)%	(30)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months Ended and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Revenue	$53,046	$28,283	$90,224	$51,298

Revenue increased $24.8 million, or 88%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in revenue was primarily due to an increase in the amount of advertising spending on our platform during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in revenue was attributable to an increase in average CPM during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to increased matching efficiency and due to a shift in mix of managed revenue, or advertising spend on our platform, from lower-priced higher-volume inventory mainly associated with static bidding to higher-priced lower-volume inventory mainly associated with RTB and Orders. The increase in average CPM was partially offset by a decrease in paid impressions resulting from the same shift in mix of advertising spend on our platform from static bidding to RTB and Orders. Paid impressions associated with RTB and Orders increased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, while paid impressions associated with static bidding decreased. Static bidding now makes up a small portion of our paid impressions, so we expect the influence of shift in mix from static bidding to RTB and orders to moderate in future quarters. Secondarily, The increase was due to the impact of the gross revenue reporting for buyer cloud initiatives, following the acquisition of Chango as discussed earlier, for which the vast majority of the revenue is reported on a gross basis given the nature of the arrangements and our role as the principal in those arrangements. Lastly, the increase was also due to the additional revenue generated by buyer cloud transactions, which included Chango.
Revenue increased $38.9 million, or 76%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily for the same reasons described above.
We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, changes in the amounts we are able to charge buyers and sellers for our services, and other factors such as changes in the market, our execution of the business, and competition.

Cost of Revenue

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
Costs of revenue	$14,009	$4,852	$20,570	$9,312
Percent of revenue	26%	17%	23%	18%

Cost of revenue increased by $9.2 million, or 189%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to the addition to cost of revenue of $4.5 million in amounts we pay sellers for transactions we report on a gross revenue basis because we are the primary obligor, an increase of $3.0 million in depreciation and amortization expense, and an increase in data center, hosting, and bandwidth costs of $1.3 million. The increase in amounts we pay sellers was primarily attributable to buyer cloud initiatives (which includes the consolidated and integrated operations from Chango). The increase in depreciation and amortization was primarily attributable to an increase in amortization of developed technology acquired in our business combinations, depreciation of computer equipment and network hardware, and amortization of capitalized internal use software primarily due to additional personnel and their development of new features and functionality to our solution. The amortization of developed technology acquired in our business combinations was $1.7 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $2.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. The increases in data center, hosting, and bandwidth costs were primarily to support the increase in the use of our platform and international expansion efforts requiring additional data centers, hardware, software, and maintenance expenses.
Cost of revenue increased by $11.3 million, or 121%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase of $4.5 million in depreciation and amortization expense, $4.5 million in amounts we pay sellers for transactions for which we are the primary obligor, and an increase in data center, hosting, and bandwidth costs of $1.8 million. The increase in depreciation and amortization was primarily attributable to an increase in amortization of developed technology acquired in our business combinations, depreciation of computer equipment and network hardware, amortization of capitalized internal use software primarily due to additional personnel and their development of new features and functionality to our solution, and amortization of developed technology acquired in our business combinations. The amortization of developed technology acquired in our business combinations was $2.3 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $3.4 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. The increases for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were primarily due to the same reasons described above.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to invest additional capital into our data centers, hire additional personnel to continue to build and maintain our systems, and invest in our technology. As a percentage of revenue, cost of revenue may fluctuate on a quarterly basis depending on revenue levels, the amounts we pay sellers for transactions in which we are the primary obligor, the timing of investments, and due to increased amortization of acquired technology from business combinations.
Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
Sales and marketing	$22,161	$10,296	$37,210	$19,323
Percent of revenue	42%	36%	41%	38%

Sales and marketing expense increased by $11.9 million, or 115%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in personnel costs of $6.6 million, and to a lesser extent, an increase in depreciation and amortization of $3.1 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount resulting from continued hiring and our recent acquisitions. The increase in depreciation and amortization was mainly related to amortization of customer relationships and backlog acquired in our business combinations.

Sales and marketing expense increased by $17.9 million, or 93%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in personnel costs of $10.9 million, and to a lesser extent, an increase in depreciation and amortization of $3.6 million. These increases were primarily for the same reasons described above.
We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our domestic and international business. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels, the timing of our investments, the seasonality in our industry and business, and increased amortization as a result of customer relationship intangibles acquired in our business combinations.
Technology and Development

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
Technology and development	$10,390	$4,598	$18,804	$9,275
Percent of revenue	20%	16%	21%	18%

Technology and development expense increased by $5.8 million, or 126%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in personnel costs of $4.4 million. The increase in personnel costs was primarily due to an increase in headcount as a result of our recent acquisitions and continued hiring of engineers to maintain and support our technology and development efforts.

Technology and development expense increased by $9.5 million, or 103%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in personnel costs of $7.3 million. The increase in personnel costs was primarily for the same reasons described above.
We expect technology and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our technology and development efforts; however, the timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. Technology and development expense as a percentage of revenue may fluctuate from period to period based on revenue levels, the timing of these investments, the timing and the rate of the amortization of capitalized projects, and increased amortization as a result of non-compete intangibles acquired in our business combinations.
General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
General and administrative	$17,984	$15,653	$32,263	$26,973
Percent of revenue	34%	55%	36%	53%

General and administrative expense increased by $2.3 million, or 15%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in professional services costs of $1.1 million and personnel costs of $0.6 million. The increase in personnel costs was primarily due to increased headcount as a result of our recent acquisitions. The increase in professional services costs was primarily related to our recent acquisition of Chango.
General and administrative expense increased by $5.3 million, or 20%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in personnel costs of $2.9 million and professional services costs of $1.1 million. These increases were primarily for the same reasons described above.
We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including professional services fees, insurance premiums and compliance costs. In addition, general and administrative expense is expected to be impacted as a result of changes to the fair value of contingent consideration liabilities associated with our acquisitions.

Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Interest expense, net	$11	$14	$23	$71
Change in fair value of convertible preferred stock warrant liabilities	—	1,742	—	732
Foreign exchange (gain) loss, net	847	382	(1,343)	930
Total other (income) expense, net	$858	$2,138	$(1,320)	$1,733

Following the closing of our IPO, we were no longer required to re-measure the warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations, and accordingly, we did not record any related expenses subsequent to the closing of our IPO.

Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three and six months ended June 30, 2015 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions. The foreign currency loss, net during the six months ended June 30, 2014 was primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions.

Provision and Benefit for Income Taxes
Our income tax benefit of $0.4 million and an income tax provision $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and an income tax benefit of $0.3 million and an income tax provision $0.2 million for the six months ended June 30, 2015 and 2014, respectively, primarily relate to taxes due in foreign jurisdictions. The tax benefit during the three and six months ended June 30, 2015 is the result of Chango's net operating losses generated during the period.
Liquidity and Capital Resources
From our incorporation in April 2007 until our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock, our use of our credit facilities, and cash generated from operations. Between 2007 and 2010, we raised $52.6 million from the sale of preferred stock. On April 7, 2014, we completed our IPO and received proceeds from the offering of approximately $86.2 million after deducting the underwriting discounts and commissions and offering expenses. At June 30, 2015, we had cash and cash equivalents of $99.2 million, of which $7.3 million was held in cash accounts overseas, and restricted cash of $0.3 million.
At June 30, 2015, we had no amounts outstanding under our credit facility with Silicon Valley Bank, or SVB, and $40.0 million was available for additional borrowings.
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
Our credit facility restricts our ability to, among other things, sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates, and make payments in respect of subordinated debt, in each case unless approved by SVB.
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At June 30, 2015, our fixed charge coverage ratio was 2.1 to 1.0.

The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at June 30, 2015.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash flows provided by operating activities	$28,626	$548
Cash flows used in investing activities	(33,906)	(8,869)
Cash flows provided by financing activities	7,364	83,932
Effects of exchange rates on cash and cash equivalents	(46)	121
Increase in cash and cash equivalents	$2,038	$75,732

Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in revenues from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support the anticipated growth of our business. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. As our revenue earned directly from advertisers and agencies increases, the amount of receipts from buyers collected in advance of payments to sellers will decrease.
For the six months ended June 30, 2015, cash provided by operating activities of $28.6 million resulted from our net loss of $17.0 million, adjusted for non-cash expenses of $27.6 million, and net changes in our working capital of $18.0 million. The net change in operating working capital was primarily related to an increase in accounts payable and accrued expenses of approximately $19.8 million. The changes in accounts payable and accrued expenses was primarily due to the timing of payments to sellers.
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

Investing Activities
Our primary investing activities have consisted of investments in available-for-sale securities, acquisitions of businesses, purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal use software development. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
During the six months ended June 30, 2015, we used $33.9 million of cash in investing activities, consisting primarily of $18.1 million of investments in available-for-sale securities, $8.6 million for the acquisition of Chango, net of cash acquired, $4.2 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at June 30, 2015, and $4.1 million of investments in our internal use software. In conjunction with our corporate office building lease, restricted cash decreased by $1.1 million.
During the six months ended June 30, 2014, we used $8.9 million of cash in investing activities, consisting of $4.5 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at June 30, 2014, and $4.4 million of investments in our internal use software.

Financing Activities
For the six months ended June 30, 2015, cash provided by financing activities of $7.4 million was primarily due to proceeds of $6.7 million from stock option exercises and proceeds of $0.8 million from issuance of common stock under the employee stock purchase plan.

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
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2015 other than operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of contingent consideration liabilities associated with our business acquisitions and leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2014, we entered into new operating leases. Future non-cancelable minimum commitments as of June 30, 2015 relating to these operating leases totaling $4.7 million are due through April 2016. In addition, during the three months ended June 30, 2015, we did not exercise the early termination option for the sublease for our headquarters in Los Angeles, California. As of June 30, 2015, future non-cancelable minimum commitments increased by $8.9 million for this sublease. During the six months ended June 30, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.4 million.
There were no material changes to the Company's unrecognized tax benefits in the six months ended June 30, 2015, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2015.

In the ordinary course of business, we enter into agreements with sellers, buyers and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
We have updated our revenue recognition policy to include transactions for which we manage campaigns on behalf of buyers and therefore report the related revenue on a gross basis.
We generate revenue from buyers and sellers in transactions in which they use our solution for the purchase and sale of advertising inventory, and also in transactions in which we manage ad campaigns on behalf of buyers. We recognize revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured. We maintain separate arrangements with each buyer and seller either in the form of a master agreement, which specifies the terms of the relationship and access to our solution, or by insertion orders which specify price and volume requests and other terms. We recognize revenue upon the completion of a transaction, that is, when an impression has been delivered to the consumer viewing a website or application. We assess whether fees are fixed or determinable based on impressions delivered and the contractual terms of the arrangements. Subsequent to the delivery of an impression, the fees are generally not subject to adjustment or refund. Historically, any refunds and adjustments have not been material. We assess collectibility based on a number of factors, including the creditworthiness of a buyer and seller and payment and transaction history. Our revenue arrangements generally do not include multiple deliverables.
We also report revenue in conformity with Principal agent considerations. The determination of whether we act as the principal or the agent requires us to evaluate a number of indicators, none of which is presumptive or determinative. For transactions in which we are the principal, revenue is reported on a gross basis for the amount paid by buyers for the purchase of advertising inventory and related services and we record the amounts we pay to sellers as cost of revenue . For transactions in which we are the agent, revenue is reported on a net basis for the amount of fees charged to the buyer (if any), and fees retained from or charged to the seller.
Commencing in the three months ended June 30, 2015 as a result of the acquisition of Chango, we enter into arrangements for which we manage advertising campaigns on behalf of buyers. We are the principal in these arrangements as we: (i) are the primary obligor in the advertising inventory purchase transaction; (ii) establish the purchase prices paid by the buyer; (iii) perform all billing and collection activities including the retention of credit risk; (iv) have latitude in selecting suppliers; (v) negotiate the price we pay to suppliers of inventory; and (vi) make all inventory purchasing decisions. Accordingly, for these arrangements we report revenue on a gross basis.

For our other arrangements, in which our solution matches buyers and sellers, enables them to purchase and sell advertising inventory, and establishes rules and parameters for advertising inventory transactions, we recognize revenue on a net basis because for these arrangements, we: (i) are not the primary obligor for the purchase of advertising inventory but rather provide a platform to facilitate the buying and selling of advertising; (ii) do not have pricing latitude as pricing is generally determined through our auction process and/or our fees are based on a percentage of advertising spend; and (iii) do not directly select suppliers.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at June 30, 2015. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2015, including intercompany balances, would result in a foreign currency loss of approximately $1.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2015. However, based on our knowledge as of June 30, 2015, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
Historically, the real-time auction of lower value online display advertising has been the largest portion of the business transacted through our solution. While we expect that market to continue to be attractive for us, the growth rate of online digital display advertising is expected to slow and be lower than growth rates for mobile and video channels, and online display is expected to represent a declining share of total digital advertising. Accordingly, we believe growth opportunities in other areas of digital advertising are crucial. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, and expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms and advertising units, such as mobile and video. Our growth plans also depend on our ability to further increase our business in new international markets, and effectively drive increasing automation in the advertising industry through implementation of new offerings, such as private marketplaces. In order to innovate successfully, we must hire, train, motivate and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology and buyer or seller relationships. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google), where we are unable to participate. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.

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
When a user visits a website or uses an application where our auctions technology is integrated, our technology must process a transaction for that seller and conduct an auction, often among hundreds of buyers and tens of thousands of advertiser brands, within milliseconds. Our technology must scale to process all of the advertising impressions from the collection of all of the visitors of all of the websites and applications offered on our platform combined. Additionally, for each individual advertising impression, our technology must be able to send bid requests to appropriate and available buyers on our platform. It must perform these transactions end-to-end at speeds often faster than the page or application loads for the user. In short, our technology needs to process the combined volume of every website and application and all of the buyers’ bidding technologies, which evolve over time, at speeds that are often faster than their capabilities. The addition of new services, support of evolving advertising formats, handling and use of increasing amounts of data, and overall growth also place increasing demands upon our technology infrastructure. We must be able to continue to increase the capacity of our platform in order to support substantial increases in the number of buyers and sellers, to support an increasing variety of advertising formats and platforms and to maintain a stable service infrastructure and reliable service delivery, all to support the network effect of our solution. If we are unable to effectively increase the scale of our platform to support and manage a substantial increase in the number of transactions, as well as a substantial increase in the amount of data we process, on a cost-effective basis, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to continue processing these transactions at fast enough speeds or if we are unable to support emerging advertising formats or services preferred by buyers, we may be unable to obtain new buyers or sellers, we may lose existing buyers or sellers or we could lose revenue from failure to process auction transactions in a timely manner, any of which could cause our revenue to decline. We expect to continue to invest in our platform in order to meet increasing demand. Such investment may negatively affect our profitability and results of operations, or cause dilution to our stockholders.

Our belief that there is significant and growing demand for private marketplaces and automated guaranteed solutions may be inaccurate, and we may not realize a return from our investments in that area.
We believe there is significant and growing demand for private marketplaces and automated guaranteed solutions, and we have made significant investments to meet that demand through internal development efforts and through acquisitions. We believe our technology will be embraced by the market and contribute in a meaningful way to our revenue growth. However, the market for these solutions is new and unproven and may not grow as we expect, or it could have slow adoption rates for various reasons, including reluctance of some sellers to substitute our solution for transactions they have historically handled themselves through direct dealings with buyers. It is our expectation that private marketplaces and automated guaranteed solutions may involve lower fees, which may not be offset by anticipated higher CPMs. Even if the market for these solutions develops as we anticipate, buyers and sellers might not embrace our offerings to the degree we expect due to various factors. For example, we may not be successful in building out these offerings consistent with our vision, or competitive offerings may be offered at lower prices or be perceived as having better features and functionality. We may also be unable to scale our solution to markets outside of the United States due to local currency or other specific regulatory requirements that we are unable to comply with. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our private marketplace and automated guaranteed offerings on our results of operations may be negated by other adverse developments or by similar offerings from our competitors.
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
We have invested heavily in the mobile platform, which poses additional risks that did not affect our legacy display business. Mobile connected devices or any other devices, their operating systems, Internet browsers or content distribution channels, including those controlled by our competitors, may develop in ways that make it difficult for advertisements to be delivered to their users. Further, we rely upon relationships with third parties to provide our buyers with access to large numbers of mobile inventory sellers that utilize third-party technology to display ads. If our access to mobile inventory is limited by third-party technology or lack of direct relationships with mobile sellers, our ability to grow our business will be impaired.
We have invested heavily in the mobile platform and are relying upon that business to help fuel our continued growth, but the mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solutions less competitive. Because the mobile platform uses different data capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in developing this market. Moreover, buyers’ desire to spend advertising money to reach consumers via the mobile platform may be less or evolve more slowly than expected. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth is largely dependent on the success of our new Exchange API technology, and there can be no assurance that this technology will work as anticipated, without costly bugs or errors.

Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems or Internet browsers is controlled by third parties with whom we generally do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems or Internet browsers, either because of technological constraints or because a maker of these devices or developer of these operating systems or Internet browsers wished to impair our ability to provide advertisements on them or our ability to fulfill advertising inventory from developers whose applications are distributed through their controlled channels, our ability to generate revenue through the mobile platform could be significantly harmed.

Our growth depends upon our ability to attract and retain buyers and sellers and increase business with them. Buyers and sellers are free to direct their spending and inventory to competing sources of inventory and demand, and large competitors with direct mobile user relationships and proprietary first-party user data have invested early and heavily in mobile advertising solutions, have many established relationships with buyers and sellers that may be difficult for us to replicate, and may provide more compelling solutions than we do. Most of the application providers selling inventory through our platform utilize SDKs and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in rapid and significant reduction of the amount of mobile inventory available through our platform, which in turn would adversely affect our mobile managed revenue and growth prospects.
Market pressure may result in a reduction in spending on our platform or a reduction in the fees or prices we are able to charge on our platform, which could have a material adverse effect on our business and reduce our take rate.
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

In addition to the fee-based business we have historically conducted with buyers that purchase through our auction platform, with our acquisition of Chango we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. We do not charge fees for this service; instead we attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. This business may be more risky than our fee-based model and vulnerable to margin compression as a result of competitive pressure and growing demands for pricing transparency throughout the advertising technology business.
If large buyers or sellers, or large numbers of small buyers or sellers are able to compel us to charge lower fees or provide fee concessions or refunds, or to reveal or reduce our margins in intent marketing transactions, we may not be able to maintain appropriate volumes of inventory supply and demand without agreeing to these concessions. In addition, the fees we charge and margins we earn are likely to change in response to evolution in the market, customer demands, market opportunities, new products, or competitive pressure. If we cannot maintain and grow our revenue and profitability through volume increases that compensate for any price reductions, or if we are forced to make significant fee concessions or refunds, or if buyers reduce spending with us due to fee disputes or pricing issues, our revenue, take rate, the value of our business, and the price of our stock could be adversely affected.
We have a history of losses and may not achieve and sustain profitability in the future.
We incurred net losses of $17.0 million and $15.5 million for the six months ended June 30, 2015 and 2014, respectively, and $18.7 million, $9.2 million, and $2.4 million during the years ended December 31, 2014, 2013, and 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $97.7 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease, due to competitive pressures, maturation of our business or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing and related support employees in existing and new territories, investing in our technology and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.

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

•
anticipate and respond to varying product life cycles, regularly enhance our existing advertising solutions, and introduce new advertising solutions on a timely basis, including by developing our capabilities in evolving areas of the business, such as mobile and video.

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

•
changes in pricing of advertising inventory or pricing for our solutions and our competitors’ offerings, including potential reductions in our pricing and overall “take rate” as a result of competitive pressure, changes in supply, improvements in technology and extension of automation to higher-value inventory, uncertainty regarding rate of adoption, changes in the allocation of demand spend by buyers, changes in revenue mix, auction dynamics, pricing discussions or negotiations with clients and potential clients, and other factors;

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

•	the effectiveness of our financial and information technology infrastructure and controls;

•	foreign exchange rate fluctuations; and

•	changes in accounting policies and principles and the significant judgments and estimates made by management in the application of these policies and principles.
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
Our managed revenue, revenue, cash flow from operations, operating results and other key performance measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Seasonal fluctuations historically have been less apparent due to our historical revenue growth, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could result in material fluctuations of our revenue, cash flow, operating results and other key performance easures from period to period.

Our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we assimilate new employees, we could lose the innovation, creativity and teamwork fostered by our culture.
We are undergoing rapid growth, including in our employee headcount. As of June 30, 2015, we had 685 employees. A significant portion of our management team joined us in 2013. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, including as a result of our acquisition of Chango on April 24, 2015, and we may continue to do so. This rapid influx of large numbers of people from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire companies and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
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
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors, that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some buyers that use our solution, and some potential buyers, have their own relationships with sellers and can directly connect advertisers with sellers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us. In addition, as a result of solutions introduced by us or our competitors in the rapidly evolving and fluid advertising market, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or compel us to reduce our prices and could make it more difficult to grow our business profitably.
There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue. These trends may increase the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enable new or stronger competitors to emerge. For example, the percentage of digital advertising spending devoted to mobile channels is expected to increase significantly in the near term, and while we are investing to participate in this trend, the mobile advertising market is dominated by a relatively small number of large competitors with direct mobile user relationships and proprietary first-party user data. These competitors have invested early and heavily in mobile advertising solutions, have many established relationships with buyers and sellers that may be difficult for us to replicate, and may provide more compelling solutions than we do. As technology continues to improve and market factors continue to compel investment by others in the business, market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position through innovation, development and acquisitions. In order to compete effectively, we may need to expand the scope of our operations more quickly than would be feasible through our own internal efforts. However, because some capabilities may reside only in a small number of companies, our ability to accomplish necessary expansion through acquisitions may be limited because available companies may not wish to be acquired or may be acquired by larger competitors with the resources to outbid us, or we may need to pay substantial premiums to acquire those businesses. Our ability to make strategic acquisitions could also be hampered if the value of our stock, which we might seek to use as acquisition currency, is trading at prices below what we believe is our inherent value or is viewed negatively by an acquisition target. Accordingly, the amount of dilution that we incur may be impacted by our stock price.
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
We primarily use “cookies,” or small text files, to gather data to enable our solution to be more effective. Cookies that we place are generally regarded as “third-party cookies” because they are placed on individual browsers when Internet users visit a website owned by a seller, advertiser or other first party that has given us permission to place cookies. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personally identifiable information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen and browser or device information. We may also receive information from cookies placed by buyers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user’s browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertising campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. In addition to cookies, we sometimes place pixels on seller websites to track data regarding users’ visits to such websites. We may use such information internally to optimize our services, and may provide such data, or analysis based on such data, to buyers or sellers as part of our services. If sellers restrict our ability to place such pixels on their websites or limit information that may be shared with buyers, or if the use of such tracking mechanisms is restricted by laws in the future, it may diminish the value of our services.
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. Because we lack a direct relationship with Internet users, we rely on our sellers, both practically and contractually, to obtain such consent. Additionally, some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies and other similar technologies for digital advertising. For example, some member states, such as France and the Netherlands, are requiring sellers to provide increasingly granular data to end users about cookies placed in the course of delivering an advertisement, including cookies placed by us, or by buyers that purchase inventory using our technology. Providing this granular level of data may be difficult, and in some cases where a buyer is non-responsive or recalcitrant, may not be possible at all. Further, such disclosures may conflict with data provisions in our contracts with buyers and sellers designed to protect information they deem to be confidential or proprietary, or may require us to impose additional contractual requirements on buyers or sellers. As a result, these types of disclosure requirements may impair our ability to provide services in certain jurisdictions.
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
Current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” signals, to indicate that they do not wish to have their web usage tracked. However, there is currently no definition of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. The World Wide Web Consortium, or W3C, chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary “Do Not Track” standard for the web. The W3C is continuing to work on a policy specification that will provide guidance as to how websites and buyers should respond to a “Do Not Track” signal. It is unclear exactly what that specification will advise, and to what extent that specification will be accepted by legislators and regulators worldwide.
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
We are a Safe Harbor participant, and rely upon the Safe Harbor Framework to allow us to conduct certain transfers of personal data of EU Subjects, including both data about our employees and consumer data that is collected and processed through our technology. Recent developments, however, have called into question whether the Safe Harbor Framework will continue to exist in the same form as today, or even be available, as an acceptable mechanism for compliance with the Data Protection Directive. The EU is currently considering adoption of a General Data Protection Regulation to supersede the Data Protection Directive, and a European Parliament Inquiry has recently indicated that it will recommend suspension of the Safe Harbor Framework as part of the General Data Protection Regulation. Meanwhile, the European Commission recently published its analysis of the Safe Harbor Framework and concluded that it should be revised to include greater transparency and active enforcement. More recently, the European Court of Justice is currently considering a case that calls into question the continued viability of the Safe Harbor Framework, and is expected to issue a decision later this year. If restrictions are adopted by the EU that completely prohibit the transfer of our data regarding EU subjects to our computer servers in the U.S., or if the European Court of Justice determines that the Safe Harbor Framework is not sufficient to permit transfer of data between the EU and the United States, we will be required to use alternative mechanisms to comply with the Data Protection Directive, which could be costly and resource-intensive, or require us to alter our business operations in such a way as to hinder our expansion plans in Europe, or render such plans commercially infeasible.
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
U.S. legislative and budget proposals have also included limits on the ability to defer taxation for U.S. federal income tax purposes of earnings outside the United States until those earnings are repatriated, and immediate taxes on unremitted foreign earnings. Any changes in the taxation of our non-U.S. earnings could increase our tax expense and harm our financial position and results of operations.

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
Market forces, competitors’ initiatives, regulatory authorities, industry organizations, seller integration revisions and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. For example, in 2013, changes to the Children’s Online Privacy Protection Act required us to change our systems to create a mechanism to facilitate compliance by buyers and sellers with restrictions on the collection of personal information on sites directed to children (as identified by sellers). In addition, German law required us to make engineering changes to stop recording IP addresses in that country. In the future, consensus or law on a “Do Not Track” standard could require us to modify our system to prevent buyers from being able to target many Internet users.
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

In addition, inventory that is well differentiated on the basis of viewability will also be differentiated on the basis of value, with less viewable inventory valued lower. In this context, if we are not positioned to transact the higher viewability inventory competitively, our revenue and profitability could be adversely affected.
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
Generally, our buyers and sellers are not obligated to provide us with any minimum volumes of business, have established relationships and may also do business with our competitors as well as with us, and may bypass us and transact directly with each other or through other intermediaries. Most of our business with buyers originates pursuant to “insertion orders” or other arrangements that are limited in scope and can be reduced or canceled by the buyer without penalty. Similarly, sellers make inventory available to us on a discretionary basis. Accordingly, our business is highly vulnerable to changes in the macro environment and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers or sellers to migrate to competitors’ offerings. Further, if our relationships with buyers or sellers become strained due to service failures or other reasons, including possible perceptions that our buyer applications compete with other buyers, it might not be difficult for some of these buyers to reduce or terminate their business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current buyers and sellers will continue to use our solution or that we will be able to replace lost buyers or sellers with new ones. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solution, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.
Loss of business associated with large buyers or sellers could have significant negative impact on our results of operations and overall financial condition.
Certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Our contracts with buyers and sellers generally do not provide for any minimum volumes or may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; new offerings by or strategic relationships with our competitors; change or removal of personnel with whom we traditionally had relationships; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues could also cause a decline in spending. The number of large media buyers in the market is finite, and it could be difficult for us to replace revenue loss from any buyers whose relationships with us diminish or terminate. Similarly, it could be difficult for us to replace inventory loss from any large sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect. Loss of revenue from significant buyers or failure to collect accounts receivable, whether as a result of buyer payment default, contract termination or other factors, or significant reductions in inventory, could have a significant negative impact on our results of operation and overall financial condition.

We must provide value to both buyers and sellers of advertising without being perceived as favoring one over the other or being perceived as competing with them through our service offerings.
Buyers and sellers have different interests, with each trying to maximize its value in their transactions through use of data, requests that we adapt our solutions to help them, and other means. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to optimize auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Further, consistent with our goal of connecting buyers and sellers, we inevitably grow closer to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other’s interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. For example, with the growth of our buy-side capabilities, including our intent marketing business, we have taken steps to provide assurances to some of our buyer clients that our own buy-side capabilities will not result in operational disadvantages to them, such as reduced access to our inventory supply. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
We rely on buyers to use our solution to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. In addition, direct billing arrangements between buyers and sellers may result in increased working capital demands.
Our revenue is generated from advertising spending transacted over our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees (where applicable), and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered even if we are unable to collect from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers are beginning to require direct billing and collection arrangements between themselves, particularly for our Guaranteed Orders solution. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these direct billing arrangements, we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forego or defer other more productive uses of that working capital.
We rely on buyers and sellers to abide by relevant laws, rules, and regulations when using our solution, and have limited ability to prevent misuse.
We contractually require our buyers and sellers to abide by relevant laws, rules and regulations, as well as restrictions by their counterparties, when transacting over our platform. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate their compliance. For example, we are often unable to determine exactly what information a buyer collects after an ad has been placed, and how the buyer uses any such collected information. Should buyers or sellers fail to abide by relevant laws, rules and regulations, or contract requirements, when transacting over our platform, or after such a transaction is completed, we could potentially face liability for such misuse. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to some form of sanction or penalty.
Our sales efforts with buyers and sellers may require significant time and expense and may not yield the results we seek.
Attracting new buyers and sellers and increasing our business with existing buyers and sellers involves substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. We may spend substantial time and effort educating buyers and sellers about our offerings, including providing demonstrations and comparisons against other available solutions. This process can be costly and time-consuming, and is complicated by us having to spend time integrating our solution with software of buyers and sellers. Because our solution may be less familiar in some markets outside the United States, the time and expense involved with attracting, educating and integrating buyers and sellers in international markets may be even greater than in the United States. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected. In addition, because of competitive market conditions and negotiating leverage enjoyed by large buyers and sellers, we are sometimes forced to choose between loss of business or contracting on terms that allocate more risk to us than we would prefer to accept.

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
Our solution processes more than 3.5 million peak queries per second and approximately 6 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers’ or buyers’ software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.
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
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss, loss of adequate cooling, and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because of the difficulty associated with prevention and remediation of intentional attacks and sabotage, and because they can be used to defraud our buyers and sellers and their customers, and to steal confidential or proprietary data from us or our users. Further, because our Los Angeles headquarters and San Francisco office and our California and Japan data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
We attempt to mitigate these risks to our business through various means, including redundant infrastructure, disaster recovery plans, separate test systems, and change control and system security measures, but our precautions may not protect against all problems, and our ability to mitigate risks to related third-party systems is limited. In addition, we rely to a significant degree upon security and business continuity measures of our data center operators, which may be ineffective. Our disaster recovery and business continuity plans rely upon third-party providers of related services, and if those vendors fail us, we could be unable to meet the needs of buyers and sellers. Any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Inaccessibility of our data would have a significant adverse effect upon the operation of our solution. Any failures with our solution or delays in the execution of transactions through our system may result in the loss of advertising placements on impressions and, as a result, the loss of revenue. Our facilities would be costly to repair or replace, and any such efforts would likely require substantial time.
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

Malfunction or failure of our systems, or other systems that interact with our systems, could disrupt our operations and negatively affect our business and results of operations to a level in excess of any applicable business interruption insurance. Interruption in the operation of our solution would result in a loss of revenue and potential liability to buyers and sellers, and any significant instances of system downtime could negatively affect our reputation and ability to sell our solution.

Any breach of our computer systems or confidential data in our possession could expose us to significant expense and liabilities and harm our reputation.
We must maintain facility and systems security measures to preserve the confidentiality of certain data belonging or related to sellers, buyers, and their clients and users that is transmitted through or stored on our systems or is otherwise in our possession. Additionally, we maintain our own confidential information, and confidential information received from other third parties, in our facilities and systems. We take steps to protect the security, integrity and confidentiality of this data, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts.

Security breaches, computer malware, and computer hacking attacks may occur on our systems or those of our information technology vendors in the future. Any security breach, whether caused by hacking, the inadvertent transmission of computer viruses or other harmful software code, or otherwise, could result in the unauthorized disclosure, misuse or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, other liabilities, and significant costs for remediation and re-engineering to prevent future occurrences. Any such security breach could interrupt, disable, or interfere with our computer systems or networks, and could materially interfere with or prevent us from providing services to our sellers, buyers, or their clients. In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs, our solution may be perceived as not being secure, and sellers and buyers may reduce or cease the use of our solution.

Despite our security measures, our vendors' security measures, and those of buyers and sellers, we are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks, cyber-extortion or other intentional misconduct by computer hackers, or otherwise. Additionally, buyers and sellers typically have security measures in place, but we typically do not have means for controlling the adequacy or efficacy of their security measures. Third parties could obtain unauthorized access to our computer systems or networks, or to sellers’ or buyers’ data or our data, including personally identifiable information, intellectual property, and other confidential business information. Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our buyers’ data or our data, including intellectual property and other confidential business information.
Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security, and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain could result in significant distraction to our business, adverse publicity, and damage to our reputation, our relationships with buyers and sellers, and our ability to retain and attract new buyers and sellers.
If any such unauthorized disclosure or access does occur, we may be required to notify buyers and sellers or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was improperly used or disclosed. The unauthorized use or disclosure of information in our control may result in the termination of one or more of our commercial relationships or a reduction in the confidence of buyers, sellers, or Internet users and usage of our solution. We may also be subject to litigation and regulatory action alleging the improper use, transmission, or storage of confidential information, which could damage our reputation among our current and potential buyers, sellers, or Internet users, require significant expenditures of capital and other resources, and cause us to lose business and revenue.
Failure to maintain the brand security features of our solution could harm our reputation and expose us to liabilities.
Auction-based advertising is bought and sold through our solution in automated transactions that occur in milliseconds. It is important to sellers that the advertising placed on their media not conflict with existing seller arrangements and be of high quality, consistent with applicable seller standards and compliant with applicable legal and regulatory requirements. It is important to buyers that their advertisements are placed on appropriate media, in proximity with appropriate content, that the impressions for which they are charged are legitimate, and that their advertising campaigns yield their desired results. We use various measures, including proprietary technology, in an effort to store, manage and process rules set by buyers and sellers and to ensure the quality and integrity of the results delivered to sellers and buyers through our solution. If we fail to properly implement or honor rules established by buyers and sellers, or if our measures are not adequate, advertisements may be improperly placed through our platform, which can result in harm to our reputation as well as the need to pay refunds and other potential legal liabilities.

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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate the purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers’ computers. We use proprietary technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, and there may be alternative sources of demand to replace any buyer, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these customers. Although we assess the quality and performance of advertising on sellers’ digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers and buyers for controls with respect to such activity. Further, perpetrators of fraudulent impressions and malware change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of seller’s inventory and controlling fraudulent activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, we could face legal claims from customers and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not viewable by the consumer for technical or other reasons.
Any acquisitions we undertake may disrupt our business, adversely affect operations, and dilute stockholders.
Acquisitions have been an important element of our business strategy. We expect to continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, the acquisitions we do complete would involve a number of risks, including the following:

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

•
The anticipated benefits from the acquisition may not be achieved, including as a result of loss of customers or personnel of the target, other difficulties in supporting and transitioning the target’s customers, the inability to realize expected synergies from an acquisition, or negative culture effects arising from the integration of new personnel.

•	We may face difficulties in integrating the personnel, technologies, solutions, operations, and existing contracts of the acquired business.

•
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

•
Acquisitions expose us to the risk of assumed known and unknown liabilities including contract, tax, and other obligations incurred by the acquired business, for which indemnity obligations, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage.

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

•
Acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or that our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, resulting in late filing of our periodic reports, loss of investor confidence, regulatory investigations, and litigation.

The purchase price allocation for any acquisition we complete is generally not finalized until one year after the closing of the acquisition, and any final adjustment to the valuation could have a material change on what is reported as the fair value assigned to the assets and liabilities.
The final purchase price allocation for acquisitions that we complete are dependent on, among other things, the finalization of asset and liability valuations. The valuation studies necessary to estimate the fair values of the assets we expect to acquire and liabilities we expect to assume and the related allocation of purchase price for the acquisition generally are not finalized until one year after the closing of the acquisition. We allocate the total estimated purchase price to the assets to be acquired and liabilities to be assumed based on preliminary estimates of their fair values. A final determination of these fair values will reflect our consideration of a final valuation. This final valuation will be based on the actual net tangible and intangible assets that existed on the closing date of the relevant acquisition. Any final adjustment will change the allocations of purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the consolidated financial statements, including a change to goodwill. Such change could be material.
If we fail to attract, motivate, train and retain highly qualified engineering, marketing, sales and management personnel, our ability to execute our business strategy could be impaired.
We rely to a significant degree upon our founder, Chief Executive Officer and Chief Product Architect, Frank Addante; our President, Gregory R. Raifman; and our Chief Operating Officer and Chief Financial Officer, Todd Tappin, for their strategic vision, industry knowledge, management execution, and leadership. The loss of any of them would have a significant adverse effect upon our business.
In addition, our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel. We are a technology-driven company and the innovation and delivery of complex solutions at massive scale upon which our success depends are technological and engineering problems. It is imperative that we have highly skilled mathematicians, computer scientists, engineers and engineering management, and appropriately qualified personnel can be difficult to recruit and retain. In addition, as we execute on our international expansion strategy, we will encounter staffing challenges that are unique to a particular country or region, such as recruiting and retaining qualified personnel in foreign countries and difficulty managing such personnel and integrating them into our culture. Skilled and experienced management is critical to our ability to execute against our strategic vision and maintain our performance through the growth and change we anticipate. For certain of our employees, including our CEO, a significant portion of their equity ownership is vested. As a result, it may be more difficult, and require additional equity awards, for us to continue to retain and motivate these team members.
Competition for employees with experience in our industry can be intense, particularly in California, New York and London, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. None of our founders, officers, or other key employees has an employment agreement for a specific term, and any of such individuals may terminate his or her employment with us at any time.

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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have five issued patents, eight pending U.S. patent applications and one pending patent application in Canada, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other countries, and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors, and buyers, and generally limit access to and distribution of our proprietary information. However, steps taken by us may not prevent misappropriation of our technology and proprietary information or infringement of our intellectual property rights. Policing unauthorized use of our technology and intellectual property is difficult. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of obtaining and maintaining such rights and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings, which could be expensive and time-consuming and which may not result in issued patents. Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours, and we may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights.
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
Third parties may assert claims of infringement or misappropriation of intellectual property rights in proprietary technology against us or third parties for which we may be liable or have an indemnification obligation. We cannot be certain that we are not infringing or violating any third-party intellectual property rights. From time to time, we or buyers and sellers may be subject to legal proceedings relating to our solution or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business. As a result of disclosure of information in filings required of a public company, our business and financial condition are visible, which may result in threatened or actual litigation, including by competitors and other third parties.
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
Although third parties may offer a license to their technology or intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology or intellectual property licensed to us. Alternatively, we may be required to develop non-infringing technology or to make other changes, such as to our branding, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights, royalties, or other fees. Claims of intellectual property infringement or misappropriation also could result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solution. Any of the foregoing could adversely affect our relationships with current or future buyers and sellers.
We are subject to government regulations concerning our employees, including wage-hour laws and taxes.
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, unemployment and similar taxes, overtime and working conditions, immigration status and classification of employee benefits for tax purposes. Legislated increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. For example, the Obama administration has recently proposed changes to the salary thresholds for overtime eligibility. If enacted, the changes could result in substantial additional labor costs. Moreover, we are subject to various laws and regulations in federal, state, and foreign jurisdictions that impose varying rules and obligations on us with respect to the classification of employee benefits for income tax and other purposes and that require us to report and/or withhold in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.

Risks Related to Our International Business Strategy
Our international operations and expansion plans require increased expenditures and impose additional risks and compliance imperatives, and failure to execute successfully our international plans will adversely affect our growth and operating results.
We have numerous operations outside of North America, in Northern and Southern Europe, Australia, Japan, Singapore and Brazil. Our expansion plans are also focused on the rest of Asia and other Latin American countries, and other countries in Europe, but many of these operations are nascent. We view further international expansion as imperative, and we expect our international operations to contribute significantly to our future growth, particularly through the mobile business, which could provide access to vast user populations in China and the developing world. However, our experience operating outside the United States is still limited, and our international employees currently represent a modest portion of our headcount. Achievement of our international objectives will require a significant amount of attention from our management, finance, analytics, operations, sales and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, legal requirements and business practices than the United States.
International operations also impose risks and challenges in addition to those faced in the United States, including management of a distributed workforce; the need to adapt our offering to satisfy local requirements and standards (including differing privacy policies that are sometimes more stringent); laws and business practices that may favor local competitors; legal requirements or business expectations that agreements be drafted and negotiated in the local language; the need to enable transactions in local currencies; longer accounts receivable payment cycles and other collection difficulties; the effect of global and regional recessions and economic and political instability; potentially adverse tax consequences in the United States and abroad; staffing challenges, including difficulty in recruiting and retaining qualified personnel as well as managing such a diversity in personnel; reduced or ineffective protection of our intellectual property rights in some countries; and costs and restrictions affecting the repatriation of funds to the United States.
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
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations. These various laws and regulations are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents, or other contractors, which could constitute a violation by us of various laws, including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be ineffective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice, and international regulators. Other laws applicable to our international business include local employment, tax, privacy, data security, and intellectual property protection laws and regulations, including restrictions on movement of information about individuals beyond national borders. In some cases, buyers and sellers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering, infrastructure and other costly resources to accommodate, and may result in decreased operational efficiencies and performance. As these laws continue to evolve and we expand to more jurisdictions, compliance will become more complex and expensive, and the risk of non-compliance will increase.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, and violation of these laws or regulations may interfere with our ability to offer our solution competitively in one or more countries, expose us or our employees to fines and penalties, and result in the limitation or prohibition of our conduct of business. As we continue to grow, we will need to expand into new geographies and learn the regulatory and business laws and customs of each new geography. For example, we have added a data center in Hong Kong, which is our first business presence in China, and we expect our growing mobile business to rely extensively on China. Intellectual property and other proprietary information may not be protected in China to the same extent as in the United States and Europe, and the Chinese government could exercise significant influence or control over our business operations. The Chinese government has recently announced plans to require certain foreign companies operating in China to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software, disclose source code and other proprietary information to the Chinese government, and engineer their products to restrict the flow of data outside of China.  It is not clear whether such requirements would apply to us, but our operations could attract Chinese government scrutiny as a result of our significant consumer reach and large database. Also, any censorship of websites and content served on computers in mainland China could result in latency with respect to our services in mainland China if our servers are located in Hong Kong or otherwise outside of mainland China, which could significantly impair our ability to process the auction impressions on a timely basis or our ability generally to facilitate the serving of advertisements in China. These factors could result in increased operational expense, and if we are not able to comply with these new regulatory requirements, our business, results of operations and prospects may be adversely affected.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Our operations are subject to U.S. export controls, specifically the Export Administration Regulations, or EAR, and economic sanctions enforced by the Office of Foreign Assets Control. These regulations provide that encryption technology may be exported outside of the United States only with the required export authorizations, including by license, license exception, or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. We incorporate encryption technology into the servers that operate our solution. As a result of locating some servers in data centers outside of the United States, we may have exported encryption technology prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and/or request for an encryption registration number, resulting in a possible inadvertent violation of U.S. export control laws. As a result, in January 2014, we filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these potential violations, and in June 2014, we submitted reports concerning our exports of encryption items with the BIS. While the potential penalties for violations of the EAR include a monetary fine of up to $250,000 or twice the value of the transaction, whichever is greater, per violation and/or a denial of export privileges under the EAR, we do not expect a penalty to be assessed against us in connection with our Voluntary Self Disclosure and, if one is assessed, we do not expect it to be material.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to deploy our technology or could limit our customers’ ability to use our solution in those countries. Changes in our technology or changes in export and import regulations may create delays in the introduction of our solution or the deployment of our technology in international markets, prevent our customers with international operations from using our solution globally or, in some cases, prevent the export or import of our technology to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solution by, or in our decreased ability to export our technology to, international markets. Any decreased use of our solution or limitation on our ability to export our technology or sell our solution would likely adversely affect our business, financial condition and results of operations.

Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.
We currently have transactions denominated in various non-U.S. currencies, and may, in the future, have sales denominated in the currencies of additional countries. In addition, we incur a portion of our expenses in many of these same currencies, as well as other currencies, and to the extent we need to convert U.S. Dollars or a different foreign currency to pay expenses, we are exposed to potentially unfavorable changes in exchange rates and added transaction costs. We expect international sales and transactions to become an increasingly important part of our business. Such sales and transactions may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.
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
We previously identified certain material weaknesses in our internal controls which were remediated during 2014. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations, or implementation of new information systems, that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.
We continue to develop our internal controls, processes, and reporting systems in an effort to maintain the effectiveness of our internal control over financial reporting, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or, once required, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition, or divert financial and management resources from our core business.

Impairment of intangible assets could increase our expenses.
A portion of our assets consists of capitalized software development costs, goodwill and other intangible assets acquired in connection with acquisitions. Current accounting standards require us to evaluate goodwill on an annual basis and other intangibles if certain triggering events occur, and adjust the carrying value of these assets to net realizable value when such testing reveals impairment of the assets. Various factors, including regulatory or competitive changes, could affect the value of our intangible assets. If we are required to write down the value of our goodwill or intangible assets due to impairment, our reported expenses will increase, resulting in a corresponding decrease in our reported profit.
Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. As a result of our acquisition of Chango in April 2015 and the introduction of our intent marketing business, we use both gross and net revenue reporting, as opposed to our historical use only of net reporting, and the determination of gross versus net treatment for various transactions requires application of complex rules and exercise of judgment and can be uncertain. Further, our recent acquisitions have imposed purchase accounting requirements, required us to integrate accounting personnel, systems, and processes, necessitated various consolidation and elimination adjustments, and imposed additional filing and audit requirements. Ongoing evolution of our business, and any future acquisitions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, purchase accounting, and income taxes.
We have begun reporting a portion of our revenue on a gross basis. The combination of gross and net revenue reporting may make our financial reporting more complex and difficult to understand.
The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. We have historically reported our revenue on a net basis, but with our acquisition of Chango we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. We do not charge fees for this service; instead we attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. We report revenue from these transactions on a gross basis, and gross reporting results in higher GAAP revenue and lower margins on a particular amount of managed revenue than for an equivalent level of managed revenue for which we report revenue on a net basis, even though the take rate on the transactions reported gross may be higher than the take rate on transactions reported net. The portion of our revenue reported gross may increase as a result of growth in our intent marketing services, as well as through the evolution of our business to include other transactions for which revenue is reported on a gross basis, due to substantive changes in our business, such as through acquisitions, changes to the commercial terms with buyers and sellers or structural changes to our existing business, or due to changes in accounting standards or interpretations. Increase in the portion of our revenue reported on a gross basis will tend to result in lower overall margins, and the combination of net and gross revenue reporting may make our financial reporting more complex and difficult for investors to understand, and may make comparison of our results of operations to prior periods or other companies more difficult. Further, gross reporting may result in revenue increases that do not necessarily correlate proportionately to changes in our underlying activity or net income. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue. The need to consider the use of gross reporting more broadly for different kinds of transactions as our business evolves would require application of judgment and could increase the potential for reporting errors.

Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local, and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and sell our solutions, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding jurisdictions in which we are subject to certain taxes, which could expose us to additional taxes and increase our worldwide effective tax rate. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest, and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations, or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
Our ability to use our net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations, which could result in higher tax liabilities.
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2014, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $65.4 million, state NOLs of approximately $61.5 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $4.3 million, and state credit carryforwards of approximately $3.4 million. In addition, as part of the acquisition of Chango, the Company had NOLs of approximately $7.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. In addition, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods.
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
Our available cash and cash equivalents, including the proceeds from our IPO, the cash we anticipate generating from operations, and our available line of credit under our credit facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.

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
On September 27, 2011, we entered into a loan and security agreement with Silicon Valley Bank that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of $40 million. At June 30, 2015, we had no amounts outstanding under this loan and security agreement. Borrowings under this agreement are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and may continue to do so. These fluctuations could result in significant decreases in the value of an investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	actual or anticipated changes in the expectations of investors or securities analysts, and whether our results of operations meet these expectations;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	breaches or system outages;

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
In addition, if the market for technology stocks or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, volatility in the market price of a company’s securities has often resulted in securities litigation being brought against that company. Declines in the price of our common stock, even following increases, may result in securities litigation against us, which would result in substantial costs and divert our management’s attention and resources from our business.
Sales of substantial amounts of our common stock in the public markets, or the perception that sales might occur, could reduce the price of our common stock and may dilute the voting power and ownership interest of investors in our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors in our common stock to sell their shares at a time and price that they deem appropriate. As of July 28, 2015, we had 43,835,507 shares of common stock outstanding, including 1,741,313 shares of restricted stock issued pursuant to our 2007 Stock Incentive Plan and our 2014 Stock Incentive Plan, none of which were vested, but excluding shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units. As of July 28, 2015, we had outstanding options to purchase an aggregate of 7,174,179 shares of our common stock issued pursuant to our 2007 Stock Incentive Plan, 2014 Equity Incentive Plan, iSocket, Inc. 2009 Equity Incentive Plan, 2014 Inducement Grant Equity Incentive Plan, and Chango Inc. 2009 Stock Option Plan, or Plans, of which 3,788,848 were vested at a weighted-average exercise price of $7.02 per share. Furthermore, as of July 28, 2015, we had outstanding 2,519,967 restricted stock units issued pursuant to our Plans. All of these outstanding stock awards, together with an additional 1,673,425 shares of our common stock reserved for issuance under our Plans and 828,411 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans’ evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
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
Our directors, executive officers and stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 37% of the shares of our common stock outstanding as of July 28, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors’ interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.
The trading market for our stock is new and not fully developed, and small trading volumes can contribute to sudden declines in price and make it more difficult to sell significant numbers of shares quickly without adversely affecting the market price for our stock.
Our common stock has been publicly traded only since April 2, 2014, and the trading volumes for our stock have been relatively small due to the fact that only 18% of our outstanding shares, at the time of the initial public offering, were sold in our initial public offering, and the holders of the balance of our outstanding common stock were subject to lock-up agreements that prohibited sales of their shares until September 29, 2014. Following the expiration of the IPO lock-ups, more shares have been sold in the public market, and some shares issued as consideration for acquisitions we have made since going public have also been sold. In addition, we have made and may continue to make acquisitions that include the additional issuance of stock, which may increase dilution and potentially increase the number of shares available for sale. However, our trading volumes may remain relatively small for some time for various reasons, including the fact that we are new to the public markets and not well known to analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold by investors or upon exercise of employee stock options or vesting of restricted stock and restricted stock unit awards and the subsequent or concurrent sale of shares to cover the holders’ tax obligations. Sales of substantial amounts of common stock by stockholders, or even the potential for such sales, may cause the market price to decline, which could make it more difficult for our stockholders to sell their shares at the time or price they desire, and could also impair our ability to raise capital through the sale of equity securities.
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

The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Among other things, we must file annual, quarterly, and current reports with respect to our business and results of operations, maintain effective disclosure controls and procedures and internal control over financial reporting, and comply with various requirements regarding the composition and operation of our board of directors. Compliance with these rules and regulations requires significant resources and management oversight, increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. As a result, management’s attention and company resources may be diverted from other business concerns. Although we have already hired additional employees to help us comply with these requirements, we may need to hire even more employees in the future, which would increase our costs.

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
On March 31, 2015, we entered into an arrangement agreement (the “Arrangement Agreement”) to acquire Chango Inc.  The acquisition closed on April 24, 2015. As part of the acquisition, we agreed to issue 4,424,529 shares of our common stock to stockholders of Chango. The shares were issued in reliance upon an exemption from registration under U.S. federal securities laws provided by Section 3(a)(10) of the Securities Act of 1933, as amended. In accordance with the Arrangement Agreement, the Ontario Superior Court of Justice (Commercial List) (the “Court”) was advised of the intention to rely on the exemption under Section 3(a)(10), we provided adequate notice of a public hearing that was open to all persons to whom the securities were to be issued, and the Court approved the procedural and substantive fairness of the terms and conditions of the acquisition.

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
Item 5. Other Information
On August 3, 2015, Frank Addante, the Company's Chief Executive Officer and Chief Product Architect, Gregory R. Raifman, President, and Todd Tappin, Chief Operating Officer and Chief Financial Officer, entered into identical amendments to their existing severance agreements with the Company, as approved by the Compensation Committee of the Company's Board of Directors. The amendments provide (i) in case of involuntary termination of employment not in connection with a change in control, the cash severance benefit is increased from six to 12 months' salary, and accelerated vesting of outstanding equity awards is increased from six to 12 months; and (ii) in case of involuntary termination of employment in connection with a change in control, the cash severance benefit is increased to include an amount equal to the executive's target annual performance-based cash bonus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ Todd Tappin
Todd Tappin
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

/s/ David Day
David Day
Chief Accounting Officer (Principal Accounting Officer)

Date: August 4, 2015

EXHIBIT INDEX

Number	Description

2.1
Amendment Agreement, dated as of April 20, 2015, by and among the Registrant, Chango Inc., and Fortis Advisors LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2015).

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).
10.1*	Form of Amendment No. 1 to Executive Severance and Vesting Acceleration Agreement between the Registrant and certain of its executive officers.
10.2*	Seventh Amendment to Loan and Security Agreement, dated as of July 29, 2015, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder.
10.3*	First Amendment to Stock Pledge Agreement, dated as of July 29, 2015, by and between Silicon Valley Bank and the Registrant.
10.4*	Stock Pledge Agreement, dated as of July 29, 2015, by and between Silicon Valley Bank and Rubicon Project Unlatch, Inc.
10.5*	Additional Borrower Joinder Supplement, dated as of July 29, 2015, by and among Silicon Valley Bank, the Registrant, and the Additional Borrowers thereunder.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins*(2)	XBRL Instance Document
101.sch*(2)	XBRL Taxonomy Schema Linkbase Document
101.cal*(2)	XBRL Taxonomy Calculation Linkbase Document
101.def*(2)	XBRL Taxonomy Definition Linkbase Document
101.lab*(2)	XBRL Taxonomy Label Linkbase Document
101.pre*(2)	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

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