Form 10-Q
period 2015-09-30
RUBICON PROJECT, INC.
filed 2015-10-30
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2015
Common Stock, $0.00001 par value	44,378,826

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,865	$97,196
Accounts receivable, net	158,804	133,267
Prepaid expenses and other current assets	28,177	7,514
TOTAL CURRENT ASSETS	266,846	237,977
Property and equipment, net	16,067	15,196
Internal use software development costs, net	12,916	11,501
Goodwill	68,803	16,290
Intangible assets, net	55,428	14,090
Other assets, non-current	7,828	1,427
TOTAL ASSETS	$427,888	$296,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$167,075	$151,021
Debt and capital lease obligations, current portion	—	105
Other current liabilities	1,365	3,276
TOTAL CURRENT LIABILITIES	168,440	154,402
Other liabilities, non-current	2,241	1,272
Deferred tax liability, net	10,253	607
Contingent consideration liabilities	27,483	11,448
TOTAL LIABILITIES	208,417	167,729
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2015 and December 31, 2014; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2015 and December 31, 2014; 44,265 and 37,192 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	320,139	209,472
Accumulated other comprehensive income (loss)	27	(8)
Accumulated deficit	(100,695)	(80,712)
TOTAL STOCKHOLDERS’ EQUITY	219,471	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,888	$296,481

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$64,253	$32,165	$154,477	$83,463
Expenses:
Cost of revenue	16,556	5,144	37,126	14,456
Sales and marketing	22,817	11,540	60,027	30,863
Technology and development	11,822	5,766	30,626	15,041
General and administrative	18,225	15,157	50,488	42,130
Total expenses	69,420	37,607	178,267	102,490
Loss from operations	(5,167)	(5,442)	(23,790)	(19,027)
Other (income) expense:
Interest (income) expense, net	(37)	23	(14)	94
Change in fair value of preferred stock warrant liabilities	—	—	—	732
Foreign exchange (gain) loss, net	(38)	(826)	(1,381)	104
Total other (income) expense, net	(75)	(803)	(1,395)	930
Loss before income taxes	(5,092)	(4,639)	(22,395)	(19,957)
Provision (benefit) for income taxes	(2,083)	(17)	(2,412)	145
Net loss	(3,009)	(4,622)	(19,983)	(20,102)
Cumulative preferred stock dividends	—	—	—	(1,116)
Net loss attributable to common stockholders	$(3,009)	$(4,622)	$(19,983)	$(21,218)
Basic and diluted net loss per share attributable to common stockholders:	$(0.07)	$(0.14)	$(0.51)	$(0.81)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders:	41,308	33,673	38,847	26,130

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(3,009)	$(4,622)	$(19,983)	$(20,102)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	3	—	—	—
Foreign currency translation adjustments	5	(71)	35	(34)
Comprehensive loss	$(3,001)	$(4,693)	$(19,948)	$(20,136)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,192	$—	$209,472	$(8)	$(80,712)	$128,752
Exercise of common stock options	2,024	—	10,674	—	—	10,674
Restricted stock awards, net	481	—	—	—	—	—
Issuance of common stock related to RSU vesting	74	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	69	—	759	—	—	759
Issuance of common stock and exchange of stock options related to acquisition	4,425	—	76,611	—	—	76,611
Stock-based compensation	—	—	22,623	—	—	22,623
Foreign exchange translation adjustment	—	—	—	35	—	35
Net loss	—	—	—	—	(19,983)	(19,983)
Balance at September 30, 2015	44,265	$—	$320,139	$27	$(100,695)	$219,471

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(19,983)	$(20,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,470	8,123
Stock-based compensation	22,037	16,727
Loss on disposal of property and equipment, net	29	199
Change in fair value of preferred stock warrant liabilities	—	732
Change in fair value of contingent consideration	(136)	—
Unrealized foreign currency gain	(58)	(1,356)
Deferred income taxes	(2,143)	(43)
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(12,300)	(5,301)
Prepaid expenses and other assets	996	(1,936)
Accounts payable and accrued expenses	11,568	9,115
Other liabilities	(1,295)	(906)
Net cash provided by operating activities	21,185	5,252
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,757)	(8,564)
Capitalized internal use software development costs	(6,058)	(6,619)
Acquisition, net of cash acquired	(8,647)	—
Investments in available-for-sale securities	(29,884)	—
Maturities and sales of available-for-sale securities	1,600	—
Change in restricted cash	1,100	100
Net cash used in investing activities	(49,646)	(15,083)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	89,733
Payments of initial public offering costs	—	(3,037)
Proceeds from exercise of stock options	10,674	1,194
Proceeds from issuance of common stock under employee stock purchase plan	759	—
Repayment of debt and capital lease obligations	(105)	(4,025)
Net cash provided by financing activities	11,328	83,865
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(198)	99
CHANGE IN CASH AND CASH EQUIVALENTS	(17,331)	74,133
CASH AND CASH EQUIVALENTS--Beginning of period	97,196	29,956
CASH AND CASH EQUIVALENTS--End of period	$79,865	$104,089
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$920	$1,124
Leasehold improvements paid by landlord	$—	$803
Capitalized stock-based compensation	$586	$492
Conversion of preferred stock to common stock	$—	$52,571
Reclassification of preferred stock warrant liabilities to additional-paid-in-capital	$—	$6,183
Reclassification of deferred offering costs to additional-paid-in-capital	$—	$3,533
Common stock and options issued for business acquisition	$76,795	$—

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

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any future interim period, or for any future year.

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

There have been no significant changes in the Company’s accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K, except for revenue recognition, which has been updated to include the impact of reporting revenue on a gross basis for certain arrangements of Chango. The operations of Chango were combined with the Company's historic buyer cloud operations, as discussed further below.
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

Revenue is reported depending on whether the Company functions as principal or agent. The determination of whether the Company acts as the principal or the agent requires the Company to evaluate a number of indicators, none of which is presumptive or determinative. For transactions in which the Company is the principal, revenue is reported on a gross basis for the amount paid by buyers for the purchase of advertising inventory and related services and the Company records the amounts paid to sellers as cost of revenue. For transactions in which the Company is the agent, revenue is reported on a net basis for the amount of fees charged to the buyer (if any), and fees retained from or charged to the seller.

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

For the Company's other arrangements, in which the Company’s solution matches buyers and sellers, enables them to purchase and sell advertising inventory, and establishes rules and parameters for advertising inventory transactions, the Company recognizes revenue on a net basis because the Company: (i) is not the primary obligor for the purchase of advertising inventory but rather provides a platform to facilitate the buying and selling of advertising; (ii) does not have pricing latitude as pricing is generally determined through the Company’s auction process and/or the Company’s fees are based on a percentage of advertising spend; and (iii) does not directly select suppliers.
Expenses
The Company classifies its expenses into four categories:
Cost of Revenue
The Company’s cost of revenue consists primarily of amounts the Company pays sellers for transactions for which the Company is the principal and reports revenues on a gross basis, data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting the Company’s revenue-producing platform, amortization of software costs for the development of the Company’s revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. Amounts the Company pays sellers includes the cost of advertising impressions the Company purchases from sellers through third-party exchanges in transactions for which the Company is the principal. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group, who support the Company’s platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with the Company’s revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives. Many of these expenses are generally fixed and do not increase or decrease in direct proportion to increases or decreases in our revenue.
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

Technology and Development
The Company’s technology and development expenses consist primarily of personnel costs, including stock-based compensation, and professional services associated with the ongoing development and maintenance of the Company’s solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from the Company's business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs on the Company’s consolidated balance sheet. The Company amortizes internal use software development costs that relate to its revenue-producing activities on its platform to cost of revenue and amortizes other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from the Company's business acquisitions over their estimated useful lives.
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
Cash, Cash Equivalents, and Marketable Securities
The Company invests excess cash primarily in money market funds, corporate debt securities, and highly liquid debt instruments of the U.S. government and its agencies. The Company classifies investments held in money market funds as cash equivalents included in cash and cash equivalents as they have weighted-average maturities at the date of purchase of less than 90 days, U.S. government and agency bonds and corporate debt securities with stated maturities of less than one year as short-term investments included in prepaid and other current assets, and U.S. government and agency bonds and corporate debt securities with stated maturities of over a year as long-term investments included in other assets, non-current on the Company’s consolidated balance sheets, as the Company does not expect to redeem or sell these securities within one year from the balance sheet date.
The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies and accounts for the Company’s marketable securities as available-for-sale, and as a result carries the securities at fair value and reports the unrealized gains and losses as a component of stockholders’ equity. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method, and the Company records such gains and losses as a component of other income, net on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires an entity to recognize the amount of revenue it expects to earn from the transfer of promised goods or services to customers. The new accounting guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an amendment deferring the effective date by one year making it effective for annual reporting periods beginning on or after December 15, 2017, while also providing for early adoption but not before the original effective date. The Company has not yet selected a transition method nor has it determined the effect of this guidance on its ongoing financial reporting.

In April 2015, the FASB issued new accounting guidance that simplified the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  In August 2015, the FASB issued an amendment to this guidance stating an entity may defer and present debt issuing costs associated with line of credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In September 2015, the FASB issued new accounting guidance, which requires an acquirer in a business combination to recognize adjustments to the provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is also required to either present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amounts recorded in the current-period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.
Note 2—Net Loss Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except per share data)
Net loss attributable to common stockholders	$(3,009)	$(4,622)	$(19,983)	$(21,218)
Weighted-average common shares outstanding	44,028	35,865	41,190	27,746
Weighted-average unvested restricted shares	(1,723)	(2,192)	(1,707)	(1,616)
Weighted-average escrow shares	(997)	—	(636)	—
Weighted-average common shares outstanding used to compute net loss per share attributable to common stockholders	41,308	33,673	38,847	26,130
Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.14)	$(0.51)	$(0.81)
The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	September 30, 2015	September 30, 2014
	(in thousands)
Options to purchase common stock	6,778	8,246
Unvested restricted stock awards	1,707	2,188
Unvested restricted stock units	2,739	298
Shares held in escrow	997	—
Total shares excluded from net loss per share attributable to common stockholders	12,221	10,732

In addition to the above anti-dilutive shares, shares contingently issuable if certain milestones are achieved on December 31, 2015 related to business combinations that occurred during the year ended December 31, 2014 and during the nine months ended September 30, 2015 have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015.
In connection with the acquisition of iSocket, Inc., or iSocket, which occurred during the year ended December 31, 2014, the Company may be required to issue up to $12.0 million of contingent consideration payable in shares of common stock if certain performance milestones have been achieved as of December 31, 2015. The number of shares to be issued is based on the average closing price of the Company's common stock for the ten consecutive trading days ending on (and including) the last trading day of 2015. If September 30, 2015 had been the end of the contingency period, 821,862 shares would have been issuable.
In connection with the acquisition of Chango, which occurred during the nine months ended September 30, 2015, the Company agreed to pay up to $18.2 million of contingent consideration in addition to 126,098 shares held in escrow, if certain milestones have been achieved as of December 31, 2015. The Company has the option to pay the contingent consideration in cash or common stock, or a combination thereof. As of September 30, 2015, the entire contingent consideration issuable in connection with the Chango acquisition was deemed earned (See Note 5). If the Company elects to pay the contingent consideration in shares, the number of shares to be issued in connection with the contingent consideration would be based on the greater of the volume-weighted-average closing prices of the Company's common stock for the 10 consecutive trading days ending on (and including) the trading day that is one day prior to December 31, 2015 and $18.77. If September 30, 2015 had been the end of the contingency period, 957,407 shares would have been issuable.
For the nine months ended September 30, 2014, the Company increased net loss by $1.1 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company’s IPO in April 2014, all of the preferred stock converted to common stock and accordingly, after the IPO the Company was no longer required to increase its net loss for preferred stock dividends in determining its net loss attributable to common stockholders.
Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2015:

	September 30, 2015	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$27,739	$27,739	$—	$—
Corporate debt securities	$12,785	$12,785	$—	$—
U.S. Treasury, government and agency debt securities	$15,499	$15,499	$—	$—
Contingent consideration liabilities	$27,483	$—	$—	$27,483

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2014:

	December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$55,963	$55,963	$—	$—
Contingent consideration liabilities	$11,448	$—	$—	$11,448

At September 30, 2015, cash equivalents of $27.7 million consisted of money market funds with original maturities of three months or less. The fair values of the Company's money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices as shown in the Company's investment brokerage statements.
The Company classified the contingent consideration liabilities, which were incurred in connection with the acquisitions of iSocket and Chango, within Level 3 as factors used to develop the estimated fair value include unobservable inputs that are not supported by market activity. The Company estimated the fair value of the contingent consideration liability related to the iSocket acquisition by discounting the present value of probability-weighted future payout related to the contingent earn-out criteria using an estimate of the Company's incremental borrowing rate. At December 31, 2014 and at September 30, 2015, the Company considered it highly likely that the iSocket earn-out criteria would be met. On Chango's acquisition date, the Company estimated the fair value of the contingent consideration liability related to the Chango acquisition by using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. Subsequent to Chango's acquisition date, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango would no longer be operated separate from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability will primarily be dependent on prices of the Company's common stock for periods subsequent to Chango's acquisition date. Changes in these unobservable inputs could significantly impact the fair value of the contingent consideration liability recorded in the accompanying consolidated balance sheets and adjustments recorded in the consolidated statements of operations.
For each of the three months ended September 30, 2015 and nine months ended September 30, 2015, the Company recognized a gain of $0.1 million relating to the change in fair value of the contingent consideration liabilities, which was recorded in general and administrative expenses. The contingent consideration liability related to the iSocket acquisition is payable in shares and the number of shares to be issued is based on the average closing price of the Company's common stock for the 10 consecutive trading days ending on (and including) the last trading day of 2015. The contingent consideration liability related to the Chango acquisition is payable in cash or shares, or a combination thereof, and the number of shares issued, in addition to 126,098 shares held in escrow related to the contingent consideration, is based on the greater of the volume-weighted-average closing prices of the Company's common stock for the 10 consecutive trading days ending on (and including) the trading day that is one day prior to December 31, 2015 and $18.77.
The Company’s pre-IPO preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	Three Month Roll Forward		Nine Month Roll Forward
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Beginning balance	$—	$—	$—	$5,451
Change in value of preferred stock warrants recorded in other expense, net	—	—	—	732
Net exercise of preferred stock warrant and conversion of preferred stock warrant to common stock warrant	—	—	—	(6,183)
Ending balance	$—	$—	$—	$—

The Company’s contingent consideration liabilities are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of the contingent consideration liabilities are summarized below:

	Three Month Roll Forward		Nine Month Roll Forward
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Beginning balance	$27,622	$—	$11,448	$—
Increase to contingent consideration liability related to the Chango acquisition	—	—	16,171	—
Change in fair value of contingent consideration liabilities recorded in general and administrative expense	(139)	—	(136)	—
Ending balance	$27,483	$—	$27,483	$—
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash required to fulfill its payment obligations if the Company defaults under a software license agreement and certain building leases. At September 30, 2015 and December 31, 2014, restricted cash included in prepaid expenses and other current assets was $0.3 million and $0.4 million, respectively. At December 31, 2014, restricted cash included in other assets, non-current was $1.0 million.
Investments in marketable securities as of September 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale - short-term:	(in thousands)
U.S. Treasury, government and agency debt securities	$8,676	$—	$—	$8,676
Corporate debt securities	12,785	—	—	12,785
Total	$21,461	$—	$—	$21,461
Available-for-sale - long-term:
U.S. Treasury, government and agency debt securities	$6,823	$—	$—	$6,823
As of September 30, 2015, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.7 years. For the three and nine months ended September 30, 2015 the gross realized gains and gross realized losses were not significant and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations for the sale of available-for-sale investments.
The Company had no investments in marketable securities as of December 31, 2014.
The amortized cost and fair value of the Company's marketable securities at September 30, 2015, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in less than 1 year	$21,461	$21,461
Due within 1-2 years	6,823	6,823
Total	$28,284	$28,284

Accounts payable and accrued expenses included the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accounts payable—seller	$146,439	$138,366
Accounts payable—trade	8,803	5,350
Accrued employee-related payables	11,833	7,305
Total	$167,075	$151,021
At September 30, 2015 and December 31, 2014, accounts payable—seller are recorded net of $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
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
The purchase consideration also included contingent consideration of up to approximately $18.2 million worth of the Company's common stock and 126,098 shares held in escrow based upon Chango's performance against certain agreed-upon operating objectives for the year ending December 31, 2015. The Company has the option to pay the contingent consideration in cash or common stock, or a combination thereof. A portion of the contingent consideration shares with a value of approximately $2.4 million, or 126,098 shares of the Company's stock based on the common stock issuance price pursuant to the purchase agreement, were issued and placed in escrow. The number of shares to be issued in connection with the contingent consideration, excluding the escrow shares, is based on the greater of the volume-weighted-average closing prices of the Company's common stock for the 10 consecutive trading days ending on (and including) the trading day that is one day prior to December 31, 2015 and $18.77. The fair value was estimated using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. The total contingent consideration was recorded at an estimated fair value of $16.2 million. The fair value of the contingent consideration provided herein assumed the probability of the performance milestones being achieved and the probability that the Company would settle the contingent consideration in common stock. The contingent consideration has been recorded as a non-current liability in the consolidated balance sheet as the contingent consideration is payable in a variable number of shares at the Acquisition Date. Changes in the fair value of the contingent consideration liability will be recorded in the Company's consolidated statement of operations. Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango would no longer be operated separate from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability post-acquisition will primarily be dependent on prices of the Company's common stock for periods subsequent to Chango's Acquisition Date.
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
The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the Chango acquisition is not tax deductible.
During the nine months ended September 30, 2015, the Company recognized approximately $1.3 million in professional fees directly related to the acquisition of Chango, primarily composed of legal, accounting, and valuation costs, which are recorded within general and administrative expenses in the Company’s consolidated statements of operations. In addition, as part of the acquisition of Chango, the Company acquired Chango's NOLs of approximately $7.2 million.

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
The following table provides unaudited pro forma information as if Shiny, iSocket, and Chango had been acquired as of January 1, 2014. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Shiny, iSocket, and Chango or recognition of compensation expense relating to the earn-out. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share data)
Pro forma revenues	$64,253	$41,983	$171,127	$111,156
Pro forma net loss	$(2,924)	$(11,779)	$(23,324)	$(50,832)
Pro forma net loss per share	$(0.07)	$(0.31)	$(0.56)	$(1.71)
Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company and as a result, the determination of Chango’s post-acquisition revenues and operating results on a standalone basis are impracticable given the integration of the Chango operations with the Company's operations.
Note 6—Goodwill and Intangible Assets
Details of the Company’s goodwill were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$16,290	$1,491
Additions from the acquisition of iSocket	—	11,778
Additions from the acquisition of Shiny	—	3,021
Additions from the acquisition of Chango	52,513	—
Ending balance	$68,803	$16,290

Details of the Company’s intangible assets were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Amortizable intangible assets:
Developed technology	$35,176	$13,176
In-process research and development	580	—
Customer relationships	25,330	3,330
Backlog	3,090	—
Non-compete agreements	4,990	490
Trademarks	253	3
Total identifiable intangible assets, gross	69,419	16,999
Total accumulated amortization—intangible assets	(13,991)	(2,909)
Total identifiable intangible assets, net	$55,428	$14,090
Amortization expense of intangible assets for the three months ended September 30, 2015 and 2014 was $4.8 million and $0.1 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2015 and 2014 was $11.1 million and $0.3 million, respectively.
As of September 30, 2015, the estimated remaining amortization expense associated with the Company’s intangible assets for each of the next five fiscal years was as follows:

Fiscal Year	Amount
(in thousands)
2015	$4,646
2016	16,227
2017	13,725
2018	9,941
2019 and thereafter	10,889
Total	$55,428
Note 7—Stock-Based Compensation
The Company's equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company’s employees, officers, directors and consultants. The Company’s board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined therein. The Company assumed Chango's 2009 Stock Option Plan as part of the acquisition. An aggregate of 1,422,562 shares remained available for issuance at September 30, 2015 under the plans.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2014	8,113	$8.05
Granted	1,213	$12.42
Exercised	(2,034)	$5.33
Canceled	(514)	$11.64
Outstanding at September 30, 2015	6,778	$9.38	7.41 years	$37,232
Vested and expected to vest September 30, 2015	6,336	$9.21	7.35 years	$35,817
Exercisable at September 30, 2015	3,622	$7.25	6.69 years	$26,660
At September 30, 2015, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $16.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The weighted-average grant date per share fair value of stock options granted in the nine months ended September 30, 2015 was $9.47.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected term (in years)	6.0	6.0	4.3	6.0
Risk-free interest rate	1.74%	1.90%	1.26%	1.83%
Expected volatility	43%	51%	48%	53%
Dividend yield	—%	—%	—%	—%

Restricted Stock
A summary of restricted stock activity for the nine months ended September 30, 2015 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2014	1,750
Granted	552
Canceled	(71)
Vested	(524)
Nonvested shares of restricted stock outstanding at September 30, 2015	1,707

At September 30, 2015, the Company had unrecognized employee stock-based compensation expense for restricted stock with service conditions of approximately $13.2 million, which is expected to be recognized over a weighted-average period of 2.2 years. At September 30, 2015, the Company had unrecognized employee stock-based compensation expense for restricted stock with market conditions granted in a prior year of approximately $1.3 million, which is expected to be recognized over a weighted-average period of 5.6 years.

The weighted-average grant date per share fair value of restricted stock with service conditions granted in the nine months ended September 30, 2015 was $16.75.

In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. At September 30, 2015, the Company had unrecognized employee stock-based compensation expense of approximately $3.4 million, which is expected to be recognized over a weighted-average period of 2.5 years. The compensation expense will not be reversed if the performance metrics are not met.

Restricted Stock Units
A summary of restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

Number of Shares
(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2014	845
Granted	2,161
Canceled	(193)
Vested	(74)
Nonvested shares of restricted stock units outstanding at September 30, 2015	2,739

At September 30, 2015, the Company had unrecognized employee stock-based compensation expense relating to restricted stock units of approximately $29.8 million, which is expected to be recognized over a weighted-average period of 3.5 years.
The weighted-average grant date fair value per share of restricted stock units granted in the nine months ended September 30, 2015 was $16.59.

Employee Stock Purchase Plan
In November 2013, the Company's board of directors adopted the Company's 2014 Employee Stock Purchase Plan, or ESPP. The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six month offering period, employees are able to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last trading day of the offering period. Offering periods generally commence and end in May and November of each year.

The Company has reserved 896,927 shares of its common stock for issuance under the ESPP and shares reserved for issuance will increase on January 1st of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31st immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. In May 2015, a total of 68,516 shares of common stock were purchased for the first offering period. The Company estimated the total grant date fair value of the ESPP awards for the second offering period ending in November 2015 of $0.5 million using a Black-Scholes model with the following assumptions: term of 6 months corresponding with the offering period; volatility of 51% based on the Company's historical volatility for a six month period; no dividend yield; and risk-free interest rate of 0.09%. Compensation costs are recognized on a straight-line basis over the offering period.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Cost of revenue	$65	$39	$177	$127
Sales and marketing	2,197	793	5,180	2,070
Technology and development	1,525	530	3,431	1,257
General and administrative	5,013	5,788	13,249	13,273
Total stock-based compensation	$8,800	$7,150	$22,037	$16,727

Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company’s valuation allowance.

The Company recorded an income tax benefit of $2.1 million and zero for the three months ended September 30, 2015 and 2014, respectively, and an income tax benefit of $2.4 million and an income tax provision of $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The tax benefit during the three and nine months ended September 30, 2015 is the result of net operating losses generated by the Canadian operations acquired as part of the Chango acquisition during the period.

The Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rent expense was $1.6 million for each of the three months ended September 30, 2015 and 2014, respectively, and $3.9 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015, the Company entered into new operating leases. Future non-cancelable minimum commitments as of September 30, 2015 relating to these operating leases totaling $4.1 million are due through March 2020. During the nine months ended September 30, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.4 million. In addition, during the nine months ended September 30, 2015, the Company did not exercise the early termination option for the sublease for its headquarters in Los Angeles, California. As of September 30, 2015 future non-cancelable minimum commitments increased by $8.9 million for this sublease.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2015. However, based on management’s knowledge as of September 30, 2015, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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
Note 10—Subsequent Events
Subsequent to September 30, 2015, the Company entered into new operating leases for office facilities. Future non-cancelable minimum commitments relating to the operating leases totaling $5.8 million are due from October 2015 to August 2020.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “anticipate,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet, and profit expectations; development of our technology; introduction of new offerings; scope and duration of client relationships; business mix; sales growth; client utilization of our offerings; market conditions and opportunities; and operational and financial measures including managed revenue, non-GAAP net revenue, paid impressions, average CPM, Adjusted EBITDA, and take rate; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow rapidly and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, large buyers;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•
our ability to introduce new solutions and bring them to market in a timely manner in response to client demands and industry trends, including shift in digital advertising growth from display to mobile channels;

•	uncertainty of our estimates and expectations associated with new offerings, including private marketplace, mobile, orders, automated guaranteed, and intent marketing solutions;

•	our ability to maintain a supply of advertising inventory from sellers;

•	uncertainty of our estimates and assumptions about the mix of gross and net reported transactions;

•	declining take rate associated with our buyer cloud transactions;

•
our belief that more transparent pricing in buyer cloud transactions will give us a competitive advantage, resulting in stronger relationships with our customers and driving higher spending with us in the future;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google) where we are unable to participate;

•
the effects of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors, and our ability to compete effectively and to maintain our pricing and take rate;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to consummate and integrate future acquisitions of or investments in complementary companies or technologies and our ability to identify such companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; and

•	our ability to develop and maintain our corporate infrastructure, including our finance and information technology systems and controls.
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

Overview
We are a technology company on a mission to automate the buying and selling of advertising. We provide a complete advertising automation solution for both buyers and sellers. Our complete solution includes the ability to monetize sellers' inventory, including orders, on both a guaranteed and non-guaranteed basis, RTB, and static bidding, across different advertising units, such as display and video, across mobile and desktop channels. Our Advertising Automation Cloud is a highly scalable platform that provides leading user reach and a solution for buyers and sellers of digital advertising. Through the speed and big data analytics of our algorithm-based solution, we have transformed the cumbersome, complex process of direct buying and selling of digital advertising into a seamless automated process that optimizes results for both buyers and sellers. Buyers of digital advertising use our platform to reach over 650 million Internet users globally on some of the world’s leading websites and applications. Sellers of digital advertising use our platform to maximize revenue from advertising, decrease costs, and protect their brands and user experience, while accessing a global market of buyers representing top advertiser brands around the world. We believe the benefits we provide to both buyers and sellers, and the time and effort spent by both buyers and sellers to integrate with our platform and associated applications, give us a critical position in the digital advertising ecosystem.
Our Advertising Automation Cloud features applications for digital advertising sellers, including websites, applications and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, or ATDs, demand side platforms, or DSPs, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and optimize a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. Our Advertising Automation Cloud incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds, and to execute up to 5 million peak queries per second, and over 7 trillion bid requests per month. Since 2012, we have processed approximately 150 trillion bid requests. We believe we help increase the volume and effectiveness of advertising, increasing revenue for sellers and improving return on advertising investment for buyers.
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
For the three months ended September 30, 2015 and 2014, our revenue was $64.3 million and $32.2 million, respectively, representing a year-over-year increase of 100%, and our managed revenue was $244.4 million and $168.2 million, respectively, representing a year-over-year increase of 45%. For the three months ended September 30, 2015 and 2014, our net loss was $3.0 million and $4.6 million, respectively, and our Adjusted EBITDA was $12.6 million and $4.8 million, respectively. For the nine months ended September 30, 2015 and 2014, our revenue was $154.5 million and $83.5 million, respectively, representing a year-over-year increase of 85%, and our managed revenue was $668.7 million and $451.3 million, respectively, representing a year-over-year increase of 48%. For the nine months ended September 30, 2015 and 2014, our net loss was $20.0 million and $20.1 million, respectively, and our Adjusted EBITDA was $23.4 million and $5.8 million, respectively. Adjusted EBITDA is a non-GAAP measure. For information on how we compute Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net loss on a GAAP basis, please refer to “Certain Operational and Financial Measures.”
Our net loss and Adjusted EBITDA will be impacted by the rate at which our revenue increases, including the impact of acquisitions, seasonality, and the amount and timing of our investments in our operations.
Substantially all of our revenue is in North America, determined based on the location of our legal entity that is a party to the relevant transaction.

Certain Operational and Financial Measures
We regularly review certain non-GAAP operational and financial performance measures, in addition to our GAAP results, to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. These non-GAAP measures include managed revenue, take rate, non-GAAP net revenue, and Adjusted EBITDA, which are discussed immediately following the table below. Revenue and other GAAP measures are discussed under the headings “Components of Our Results of Operations” and “Results of Operations.” We report our financial results as one operating segment. Our consolidated operating results, together with the following operating and financial measures, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. You are encouraged to evaluate our definitions of these measures and the reasons we consider them appropriate.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operational measures:
Managed revenue (in thousands)	$244,358	$168,213	$668,730	$451,319
Take rate	23.7%	19.1%	21.5%	18.5%
Financial measures:
Non-GAAP net revenue (in thousands)	$57,867	$32,165	$143,589	$83,463
Adjusted EBITDA (in thousands)	$12,575	$4,778	$23,434	$5,823
Managed Revenue
Managed revenue is an operational measure that we define as the advertising spending transacted on our platform. Managed revenue does not represent revenue reported on a GAAP basis. We review managed revenue for internal management purposes to assess market share and scale. Tracking our managed revenue allows us to compare our results to the results of companies that report all spending transacted on their platforms as GAAP revenue. Our managed revenue is influenced by demand for our services, the volume and characteristics of paid impressions, and average CPM.
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
Our solution enables buyers and sellers to transact through our comprehensive automation offerings. Our managed revenue consisted of 77% in RTB transactions, 16% orders, and 7% static bidding during the three months ended September 30, 2015, and based on a channel perspective, our managed revenue consisted of 74% desktop and 26% mobile during the three months ended September 30, 2015.
Take Rate
Take rate is an operational measure that we define as non-GAAP net revenue divided by managed revenue. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers. Our take rate can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer’s or seller’s activity on our platform, product mix, the implementation of new products, platforms and solution features, auction dynamics, and the overall development of the digital advertising ecosystem.

Non-GAAP Net Revenue
Non-GAAP net revenue is a financial measure that we define as GAAP revenue less amounts we pay sellers that are included within cost of revenue. Non-GAAP net revenue would represent our revenue if we were to record all of our revenue on a net basis. Non-GAAP net revenue does not represent revenue reported on a GAAP basis. We review non-GAAP net revenue for internal management purposes to assess performance. Non-GAAP net revenue is one useful measure in assessing the performance of our business because it shows the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we are required to apply under GAAP across different types of transactions. A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult. Our non-GAAP net revenue is influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, our take rate, and the amounts we pay sellers.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$64,253	$32,165	$154,477	$83,463
Amounts paid to sellers	6,386	—	10,888	—
Non-GAAP net revenue	$57,867	$32,165	$143,589	$83,463
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, interest income or expense, change in fair value of pre-IPO convertible preferred stock warrant liabilities, and other income or expense, which mainly consists of foreign exchange gains and losses, certain other non-recurring income or expenses such as acquisition and related costs, and provision for income taxes. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted EBITDA excludes non-cash and other items that we do not consider indicative of our core operating performance. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s performance without regard to items such as stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, interest income or expense, change in fair value of preferred stock warrant liabilities, foreign exchange gains and losses, certain other non-recurring income or expense items such as acquisition and related costs, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;

•
our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our performance;

•	Adjusted EBITDA may sometimes be considered by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers; and

•
Adjusted EBITDA provides consistency and comparability with our past performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Net loss	$(3,009)	$(4,622)	$(19,983)	$(20,102)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	3,832	3,002	11,397	7,794
Amortization of acquired intangibles	4,789	68	11,073	329
Stock-based compensation expense	8,800	7,150	22,037	16,727
Acquisition and related items	321	—	2,717	—
Interest (income) expense, net	(37)	23	(14)	94
Change in fair value of preferred stock warrant liabilities	—	—	—	732
Foreign currency (gain) loss, net	(38)	(826)	(1,381)	104
Provision (benefit) for income taxes	(2,083)	(17)	(2,412)	145
Adjusted EBITDA	$12,575	$4,778	$23,434	$5,823

Components of Our Results of Operations
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution or advertising inventory we purchase from third-party exchanges. Our solution enables buyers and sellers to purchase and sell advertising inventory, matches buyers and sellers, and establishes rules and parameters for open and transparent auctions of advertising inventory. We generally recognize revenue upon the completion of a transaction, that is, when an impression has been made available to the consumer viewing a website or application, subject to satisfying all other revenue recognition criteria. We are responsible for the completion of the transaction. We generally bill and collect the full purchase price of impressions from buyers, together with other fees, if applicable. We report revenue on a net basis for arrangements for which pricing is determined through our auction process, we are not the primary obligor, and for which we have determined we do not act as the principal in the purchase and sale of advertising inventory. We report revenues on a gross basis for arrangements on which we act as the principal in the purchase and sale of advertising inventory--namely, arrangements for which we have direct contractual relationships with the buyer where we manage advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, we exercise discretion in establishing prices, we have credit risk, and we independently select and purchase inventory from the seller. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Our revenue, cash flow from operations, operating results and certain operational and financial performance may vary from quarter to quarter due to the seasonal nature of advertiser spending, as well as other circumstances that affect advertising activity. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand. Historically, the fourth quarter of the year reflects our highest level of revenue, and the first quarter reflects the lowest level of our revenue.

Our revenue recognition policies are discussed in more detail below and in the notes to our condensed consolidated financial statements presented within this Form 10-Q.
Expenses
We classify our expenses into the following four categories:
Cost of Revenue. Our cost of revenue consists primarily of amounts we pay sellers for transactions for which we are the principal and report revenues on a gross basis, data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. Amounts we pay sellers include the cost of advertising impressions we purchase from sellers through third-party exchanges in transactions for which we are the principal. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group, who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives. Many of these expenses are generally fixed and do not increase or decrease in direct proportion to increases or decreases in our revenue.
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
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility and capital lease arrangements. Interest income consists of interest earned on our cash equivalents and was insignificant for the three and nine months ended September 30, 2015 and 2014.

Change in Fair Value of Convertible Preferred Stock Warrant Liability. Prior to our initial public offering, or IPO, the convertible preferred stock warrants were subject to re-measurement to fair value at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations. The common stock warrant was net exercised in June 2014. As of September 30, 2015, we had no outstanding warrants.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Revenue	$64,253	$32,165	$154,477	$83,463
Expenses:
Costs of revenue (1) (2)	16,556	5,144	37,126	14,456
Sales and marketing (1) (2)	22,817	11,540	60,027	30,863
Technology and development (1) (2)	11,822	5,766	30,626	15,041
General and administrative (1) (2)	18,225	15,157	50,488	42,130
Total expenses	69,420	37,607	178,267	102,490
Loss from operations	(5,167)	(5,442)	(23,790)	(19,027)
Other (income) expense, net	(75)	(803)	(1,395)	930
Loss before income taxes	(5,092)	(4,639)	(22,395)	(19,957)
Provision (benefit) for income taxes	(2,083)	(17)	(2,412)	145
Net loss	$(3,009)	$(4,622)	$(19,983)	$(20,102)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Costs of revenue	$65	$39	$177	$127
Sales and marketing	2,197	793	5,180	2,070
Technology and development	1,525	530	3,431	1,257
General and administrative	5,013	5,788	13,249	13,273
Total	$8,800	$7,150	$22,037	$16,727

(2)	Includes depreciation and amortization expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Cost of revenue	$5,270	$2,607	$13,999	$6,833
Sales and marketing	2,286	143	6,031	332
Technology and development	526	171	1,259	561
General and administrative	539	149	1,181	397
Total depreciation and amortization	$8,621	$3,070	$22,470	$8,123

	Three Months Ended*		Nine Months Ended*
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	26%	16%	24%	17%
Sales and marketing	36%	36%	39%	37%
Technology and development	18%	18%	20%	18%
General and administrative	28%	47%	33%	50%
Total expenses	108%	117%	115%	123%
Loss from operations	(8)%	(17)%	(15)%	(23)%
Other (income) expense, net	—%	(2)%	(1)%	1%
Loss before income taxes	(8)%	(14)%	(14)%	(24)%
Provision (benefit) for income taxes	(3)%	—%	(2)%	—%
Net loss	(5)%	(14)%	(13)%	(24)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months Ended and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Revenue	$64,253	$32,165	$154,477	$83,463

Revenue increased $32.1 million, or 100%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in revenue was primarily due to an increase in the amount of advertising spending on our platform during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in revenue was also attributable to an increase in average CPM during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to increased matching efficiency and a shift in mix of managed revenue, or advertising spend on our platform, from lower-priced higher-volume inventory mainly associated with static bidding to higher-priced lower-volume inventory mainly associated with RTB and Orders. The increase in average CPM was partially offset by a decrease in paid impressions resulting from the same shift in mix of advertising spend on our platform from static bidding to RTB and Orders. Paid impressions associated with RTB and Orders increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, while paid impressions associated with static bidding decreased. Static bidding now makes up a small portion of our paid impressions, so we expect the influence of shift in mix from static bidding to RTB and orders to moderate in future quarters. Secondarily, the increase was due to the impact of the gross revenue reporting for buyer cloud initiatives, following the acquisition of Chango as discussed earlier, for which the vast majority of the revenue is reported on a gross basis given the nature of the arrangements and our role as the principal in those arrangements. Lastly, the increase was also due to the additional revenue generated by buyer cloud transactions, which included Chango.

Revenue increased $71.0 million, or 85%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily for the same reasons described above.
We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, changes in the amounts we are able to charge buyers and sellers for our services, and other factors such as changes in the market, our execution of the business, and competition.
Cost of Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except percentages)
Costs of revenue	$16,556	$5,144	$37,126	$14,456
Percent of revenue	26%	16%	24%	17%

Cost of revenue increased by $11.4 million, or 222%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to the addition to cost of revenue of $6.4 million in amounts we pay sellers for transactions we report on a gross revenue basis because we are the primary obligor, an increase of $2.7 million in depreciation and amortization expense, and an increase in data center, hosting, and bandwidth costs of $1.9 million. The increase in amounts we pay sellers was primarily attributable to buyer cloud initiatives (which includes the consolidated and integrated operations from Chango). The increase in depreciation and amortization was primarily attributable to an increase in amortization of developed technology acquired in our business combinations, depreciation of computer equipment and network hardware, and amortization of capitalized internal use software primarily due to additional personnel and their development of new features and functionality to our solution. The amortization of developed technology acquired in our business combinations was $2.0 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $1.4 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. The increases in data center, hosting, and bandwidth costs were primarily to support the increase in the use of our platform and international expansion efforts requiring additional data centers, hardware, software, and maintenance expenses.
Cost of revenue increased by $22.7 million, or 157%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to the addition to cost of revenue of $10.9 million in amounts we pay sellers for transactions we report on a gross revenue basis because we are the primary obligor, an increase of $7.2 million in depreciation and amortization expense, and an increase in data center, hosting, and bandwidth costs of $3.7 million. The amortization of developed technology acquired in our business combinations was $4.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $4.2 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increases for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were primarily due to the same reasons described above.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to invest additional capital into our data centers, increase amounts we pay sellers as a result of an increase in transactions we report on a gross revenue basis, hire additional personnel to continue to build and maintain our systems, and invest in our technology. As a percentage of revenue, cost of revenue may fluctuate on a quarterly basis depending on revenue levels, the amounts we pay sellers for transactions in which we are the primary obligor, the timing of investments, and due to increased amortization of acquired technology from business combinations.
Sales and Marketing

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except percentages)
Sales and marketing	$22,817	$11,540	$60,027	$30,863
Percent of revenue	36%	36%	39%	37%

Sales and marketing expense increased by $11.3 million, or 98%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in personnel costs of $6.8 million, and to a lesser extent, an increase in depreciation and amortization of $2.1 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount resulting from continued hiring and our recent acquisitions. The increase in depreciation and amortization was mainly related to amortization of customer relationships and backlog acquired in our business combinations.
Sales and marketing expense increased by $29.2 million, or 94%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in personnel costs of $17.8 million, and to a lesser extent, an increase in depreciation and amortization of $5.7 million. These increases were primarily for the same reasons described above.
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
Technology and Development

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except percentages)
Technology and development	$11,822	$5,766	$30,626	$15,041
Percent of revenue	18%	18%	20%	18%

Technology and development expense increased by $6.1 million, or 105%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in personnel costs of $4.3 million. The increase in personnel costs was primarily due to an increase in headcount as a result of our recent acquisitions and continued hiring of engineers to maintain and support our technology and development efforts.

Technology and development expense increased by $15.6 million, or 104%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in personnel costs of $11.6 million. The increase in personnel costs was primarily for the same reasons described above.
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
General and Administrative

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except percentages)
General and administrative	$18,225	$15,157	$50,488	$42,130
Percent of revenue	28%	47%	33%	50%

General and administrative expense increased by $3.1 million, or 20%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in personnel costs of $1.3 million and professional services costs of $1.1 million. The increase in personnel costs was primarily due to increased headcount.
General and administrative expense increased by $8.4 million, or 20%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in personnel costs of $4.2 million and professional services costs of $2.2 million. These increases were primarily for the same reasons described above.

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

Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Interest (income) expense, net	$(37)	$23	$(14)	$94
Change in fair value of convertible preferred stock warrant liabilities	—	—	—	732
Foreign exchange (gain) loss, net	(38)	(826)	(1,381)	104
Total other (income) expense, net	$(75)	$(803)	$(1,395)	$930

Following the closing of our IPO, we were no longer required to re-measure the warrants to fair value and record any changes in the fair value of these liabilities in our statement of operations, and accordingly, we did not record any related expenses subsequent to the closing of our IPO.

Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three and nine months ended September 30, 2015 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions. The foreign currency loss, net during the nine months ended September 30, 2014 was primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions.

Provision and Benefit for Income Taxes
Our income tax benefit of $2.1 million and zero for the three months ended September 30, 2015 and 2014, respectively, and an income tax benefit of $2.4 million and an income tax provision of $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, primarily relate to taxes due in foreign jurisdictions. The tax benefit during the three and nine months ended September 30, 2015 is the result of net operating losses generated by the Canadian operations acquired as part of the Chango acquisition during the period.
Liquidity and Capital Resources
From our incorporation in April 2007 until our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock, our use of our credit facilities, and cash generated from operations. Between 2007 and 2010, we raised $52.6 million from the sale of preferred stock. On April 7, 2014, we completed our IPO and received proceeds from the offering of approximately $86.2 million after deducting the underwriting discounts and commissions and offering expenses. At September 30, 2015, we had cash and cash equivalents of $79.9 million, of which $9.7 million was held in foreign currency cash accounts, and restricted cash of $0.3 million.
At September 30, 2015, we had no amounts outstanding under our credit facility with Silicon Valley Bank, or SVB, and $40.0 million was available for additional borrowings.
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
Our credit facility restricts our ability to, among other things, sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions on or redeem or repurchase capital stock, make certain other investments, engage in transactions with affiliates, and make payments in respect of subordinated debt, in each case unless approved by SVB.

In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At September 30, 2015, our fixed charge coverage ratio was 63.6 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at September 30, 2015.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash flows provided by operating activities	$21,185	$5,252
Cash flows used in investing activities	(49,646)	(15,083)
Cash flows provided by financing activities	11,328	83,865
Effects of exchange rates on cash and cash equivalents	(198)	99
Increase in cash and cash equivalents	$(17,331)	$74,133

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
For the nine months ended September 30, 2015, cash provided by operating activities of $21.2 million resulted from our net loss of $20.0 million, adjusted for non-cash expenses of $42.2 million, and net changes in our working capital of $1.0 million. The net change in operating working capital was primarily related to an increase in accounts receivable of approximately $12.3 million, partially offset by an increase in accounts payable and accrued expenses of approximately $11.6 million. The changes in accounts payable, accrued expenses, and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.

For the nine months ended September 30, 2014, cash provided by operating activities of $5.3 million resulted from our net loss of $20.1 million, offset by non-cash expenses of $24.4 million and net changes in our working capital of $1.0 million. The net change in operating working capital was primarily related to an increase in accounts payable and accrued expenses of approximately $9.1 million, partially offset by an increase in accounts receivable of approximately $5.3 million, and an increase in prepaid expenses and other current assets of approximately $1.9 million. The increase in prepaid expenses and other current assets was primarily due to the timing of payments to vendors. The changes in accounts payable, accrued expenses, and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2015, we used $49.6 million of cash in investing activities, consisting primarily of $29.9 million of investments in available-for-sale securities, $8.6 million for the acquisition of Chango, net of cash acquired, $7.8 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at September 30, 2015, and $6.1 million of investments in our internal use software. These cash outflows were partially offset by maturities and sales of available-for-sale securities of $1.6 million and a decrease in restricted cash of $1.1 million in conjunction with our corporate office building lease.
During the nine months ended September 30, 2014, we used $15.1 million of cash in investing activities, consisting of $8.6 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at September 30, 2014, and $6.6 million of investments in our internal use software.

Financing Activities
For the nine months ended September 30, 2015, cash provided by financing activities of $11.3 million was primarily due to proceeds of $10.7 million from stock option exercises and proceeds of $0.8 million from issuance of common stock under the employee stock purchase plan.

For the nine months ended September 30, 2014, cash provided by financing activities of $83.9 million was primarily due to the net proceeds received from our IPO of $89.7 million, net of underwriting commissions and discounts, and proceeds of $1.2 million from stock option exercises, offset by the repayment of our Silicon Valley Bank credit facility of $3.8 million and payments of $3.0 million for offering costs related to our IPO.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2015 other than operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of contingent consideration liabilities associated with our business acquisitions and leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2014, we entered into new operating leases. Future non-cancelable minimum commitments as of September 30, 2015 relating to these operating leases totaling $4.1 million are due through March 2020. In addition, during the nine months ended September 30, 2015, we did not exercise the early termination option for the sublease for our headquarters in Los Angeles, California. As of September 30, 2015, future non-cancelable minimum commitments increased by $8.9 million for this sublease. During the nine months ended September 30, 2015, in connection with office leases, the Company entered into irrevocable letters of credit in the amount of $0.4 million.
There were no significant changes to the Company's unrecognized tax benefits in the nine months ended September 30, 2015, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2015.

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
Revenue is reported depending on whether we function as principal or agent. The determination of whether we act as the principal or the agent requires us to evaluate a number of indicators, none of which is presumptive or determinative. For transactions in which we are the principal, revenue is reported on a gross basis for the amount paid by buyers for the purchase of advertising inventory and related services and we record the amounts we pay to sellers as cost of revenue. For transactions in which we are the agent, revenue is reported on a net basis for the amount of fees charged to the buyer (if any), and fees retained from or charged to the seller.
As a result of the acquisition of Chango, we entered into arrangements for which we manage advertising campaigns on behalf of buyers. We are the principal in these arrangements as we: (i) are the primary obligor in the advertising inventory purchase transaction; (ii) establish the purchase prices paid by the buyer; (iii) perform all billing and collection activities including the retention of credit risk; (iv) have latitude in selecting suppliers; (v) negotiate the price we pay to suppliers of inventory; and (vi) make all inventory purchasing decisions. Accordingly, for these arrangements we report revenue on a gross basis.

For our other arrangements, in which our solution matches buyers and sellers, enables them to purchase and sell advertising inventory, and establishes rules and parameters for advertising inventory transactions, we recognize revenue on a net basis because we: (i) are not the primary obligor for the purchase of advertising inventory but rather provide a platform to facilitate the buying and selling of advertising; (ii) do not have pricing latitude as pricing is generally determined through our auction process and/or our fees are based on a percentage of advertising spend; and (iii) do not directly select suppliers.
We have updated our cash and cash equivalents policy to include marketable securities.
We invest excess cash primarily in money market funds, corporate debt securities, and highly liquid debt instruments of the U.S. government and its agencies. We classify investments held in money market funds as cash equivalents included in cash and cash equivalents as they have weighted-average maturities at the date of purchase of less than 90 days, U.S. government and agency bonds and corporate debt securities with stated maturities of less than one year as short-term investments included in prepaid and other current assets, and U.S. government and agency bonds and corporate debt securities with stated maturities of over a year as long-term investments included in other assets, non-current on our consolidated balance sheets, as we do not expect to redeem or sell these securities within one year from the balance sheet date.
We determine the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. We classify and account for our marketable securities as available-for-sale, and as a result carry the securities at fair value and report the unrealized gains and losses as a component of stockholders’ equity. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of other income, net on our consolidated statements of operations.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at September 30, 2015. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2015, including intercompany balances, would result in a foreign currency loss of approximately $1.8 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2015. However, based on our knowledge as of September 30, 2015, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk, including but not limited to the risks described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider the risks set forth below and the other information contained in this report, including our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before investing in our common stock. However, this report cannot anticipate and fully address all possible risks of investing in our common stock, and the risks of investing in our common stock may change over time, new risks may emerge, and different risks may be more prominent at different times. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risks Relating to Our Business, Growth Prospects and Operating Results
We must grow rapidly to remain a market leader and to accomplish our strategic objectives. If we fail to grow, or fail to manage our growth effectively, the value of our company may decline.
The advertising technology market is dynamic, and our success depends upon the continued adoption of advertising automation and our ability to develop innovative new technologies and solutions for the evolving needs of sellers of advertising, including websites, applications, and other digital media property owners, and buyers of advertising. We also need to grow significantly and expand the scope of our offering in order to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to recover and achieve our objectives. Our ability to grow requires access to, and prudent deployment of, capital for hiring, expansion of physical infrastructure to run our solution, acquisition of companies or technologies, and development and integration of supporting technical sales, marketing, finance, administrative, and managerial infrastructure. Further, the rapid growth we are pursuing will itself strain the organization and our ability to continue that growth and to maintain the quality of our operations. If we are not able to innovate and grow successfully, the value of the company may be adversely affected.
In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of the reach of our solution into evolving digital media, continued growth into new geographic markets, and the implementation of new offerings.
We expect our historical online display advertising business to continue to be an important source of revenue for us, but in order for us to compete effectively and keep pace with industry growth rates, we must also pursue opportunities in other areas of digital advertising, such as mobile and video. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, and expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms and advertising units, such as mobile and video. Our growth plans also depend on our ability to further increase our business in new international markets, and effectively drive increasing automation in the advertising industry through implementation of new offerings, such as private marketplaces. In order to innovate successfully, we must hire, train, motivate and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology and buyer or seller relationships. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google), where we are unable to participate. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.

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
We believe there is significant and growing demand for private marketplaces and automated guaranteed solutions, and we have made significant investments to meet that demand through internal development efforts and through acquisitions. We believe our technology will be embraced by the market and contribute in a meaningful way to our revenue growth. However, the market for these solutions is new and unproven and may not grow as we expect, or it could have slow adoption rates for various reasons, including reluctance of some sellers to substitute our solution for transactions they have historically handled themselves through direct dealings with buyers. It is our expectation that private marketplaces and automated guaranteed solutions may involve lower fees, which may not be offset by anticipated higher CPMs. Even if the market for these solutions develops as we anticipate, buyers and sellers might not embrace our offerings to the degree we expect due to various factors. For example, we may not be successful in building out these offerings consistent with our vision, or competitive offerings may be offered at lower prices or be perceived as having better features and functionality. Advertising agency buyers may require that their use of our automated guaranteed solution to make inventory purchases take place through workflow applications they own or license from third parties. If those applications are not compatible with our technology, or providers of the applications demand unreasonable terms to integrate, our ability to transact automated guaranteed purchases with those agencies may be limited, which could reduce the revenue we anticipate flowing through this solution. We may also be unable to scale our solution to markets outside of the United States due to local currency or other specific regulatory requirements that we are unable to comply with. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our private marketplace and automated guaranteed offerings on our results of operations may be negated by other adverse developments or by similar offerings from our competitors.
Our expectations regarding the value of our acquisition of Chango and the size and growth prospects of the intent marketing business may be incorrect, and we may not realize a return from our investments in that area.
Our acquisition of Chango Inc. represents a significant investment in the intent marketing business. Our investment thesis was based upon various assumptions and expectations, including the size and growth of intent marketing, continued growth in the intent marketing business, acceleration in the development of our buy-side business as a result of the transaction, development of our Orders business and Chango’s retargeting, CPC, and CPA capabilities, synergies between Chango’s brand and agency clients and our clients, integration of Chango’s data and other technologies into our business, and our ability to leverage our platform to take advantage of Chango’s business model, including pricing and products.
The intent marketing business may grow slower than anticipated, and we may not benefit from growth in the market to the degree expected due to stronger offerings by competitors, pricing pressures, or other factors. Until we are able to scale the intent marketing business, it may be vulnerable to loss of, or reduction in spending by, larger buyers. Further, we believe that the margins associated with our buyer cloud will decline over time due to increasing demand for pricing transparency and general competitive pressures. Even if the market develops as anticipated, buyers and sellers may not embrace our combined offerings due to various factors, and Chango’s historical success in its market may be more difficult to translate to our client base and infrastructure than anticipated, making synergies elusive.  Market practices and regulation related to data capture and use are complex and evolving, and development or enforcement of restrictions could diminish Chango’s historic data-driven competitive advantages.  Integration could distract Chango management or cause cultural challenges that might result in slower than expected growth in the combined business, and competitive pressures could have the same effect. We may be unable to retain key Chango employees. In addition, some legacy Chango clients might perceive conflicts with Rubicon Project and shift business to Chango competitors, and some of our legacy clients might perceive conflicts with the integrated business and therefore reduce their business with us. If the intent marketing business does not develop as we anticipate, or we are unable to retain Chango's key employees, the value of our business, and the price of our stock, could be adversely affected.

We have invested heavily in our mobile technology, which poses additional risks that did not affect our legacy display business. Mobile connected devices or any other devices, their operating systems, Internet browsers or content distribution channels, including those controlled by our competitors, may develop in ways that make it difficult for advertisements to be delivered to their users. Further, we rely upon relationships with third parties to provide our buyers with access to large numbers of mobile inventory sellers that utilize third-party technology to display ads. If our access to mobile inventory is limited by third-party technology or lack of direct relationships with mobile sellers, our ability to grow our business will be impaired.
We have invested heavily in our mobile technology and are relying on mobile to help fuel our continued growth, but the mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solutions less competitive. Because mobile advertising uses different data capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in developing this market. Moreover, buyers’ desire to spend advertising money to reach consumers via the mobile platform may be less or evolve more slowly than expected. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth is largely dependent on the success of our new Exchange API technology, and there can be no assurance that this technology will work as anticipated, without costly bugs or errors. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties with whom we generally do not have any formal relationships. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities. Network carriers may also impact the ability to access specified content on mobile devices. In addition, mobile ad-blocking technologies have emerged, as described in more detail below under the heading “If the use of 'third-party cookies' or digital advertising generally is rejected by Internet users, our performance may decline and we may lose buyers and revenue.” If our solution is unable to work on these devices, operating systems, applications, or Internet browsers because of ad blocking by users, technological constraints, or decisions by makers of these devices or developers of these operating systems or Internet browsers to impair our ability to provide advertisements on them or our ability to fulfill advertising inventory from developers whose applications are distributed through their controlled channels, our ability to generate revenue through mobile advertising could be significantly harmed.
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
Our proprietary auction algorithms include a buyer fee for use of our technology, and we have typically charged buyers a variable price for real-time bidding impressions without specifying the amount or method of determination of the fee that is included in the price. We also charge fees to sellers for use of our technology, typically as a percentage of the cost of media. As is normal in most industries and companies, the introduction of new offerings requires different pricing rates or structures. Projecting a market’s acceptance of a new price or structure is imperfect and we may price too high or too low, both of which may carry adverse consequences. Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity. In addition, we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand.
In addition to the fee-based business we have historically conducted with buyers that purchase through our auction platform, with our acquisition of Chango we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. In lieu of charging fees for this service, our model has been to attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. This business may be more risky than our fee-based model and vulnerable to margin compression as a result of competitive pressure and growing demands for pricing transparency and fee concessions throughout the advertising technology business.

If large buyers or sellers, or large numbers of small buyers or sellers, are able to compel us to charge lower fees or provide fee concessions or refunds, or to reveal or reduce our margins in intent marketing transactions, we may not be able to maintain appropriate volumes of inventory supply and demand without agreeing to these concessions. In addition, the fees we charge and margins we earn are likely to change in response to evolution in the market, customer demands, market opportunities, new products, or competitive pressure. If we cannot maintain and grow our revenue and profitability through volume increases that compensate for any price reductions, or if we are forced to make significant fee concessions or refunds, or if buyers reduce spending with us due to fee disputes or pricing issues, our revenue, take rate, the value of our business, and the price of our stock could be adversely affected.
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $20.0 million and $20.1 million for the nine months ended September 30, 2015 and 2014, respectively, and $18.7 million, $9.2 million, and $2.4 million during the years ended December 31, 2014, 2013, and 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $100.7 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease due to competitive pressures, maturation of our business, or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing and related support employees in existing and new territories, investing in our technology and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.
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

•
grow our share of online and mobile ad spending and the supply of advertising impressions available to us notwithstanding the growing share of online impressions that is controlled by owned and operated sites (such as Facebook and Google) who may not make their advertising inventory available to us;

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
Our managed revenue, revenue, cash flow from operations, operating results and other key performance measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Seasonal fluctuations historically have been less apparent due to our historical revenue growth, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could result in material fluctuations of our revenue, cash flow, operating results and other key performance measures from period to period.
Our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we assimilate new employees, we could lose the innovation, creativity and teamwork fostered by our culture.
We are undergoing rapid growth, including in our employee headcount. As of September 30, 2015, we had 721 employees. A significant portion of our management team joined us in 2013. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, including as a result of our acquisition of Chango on April 24, 2015, and we may continue to do so. This rapid influx of large numbers of people from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire companies and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
Risks Related to the Advertising Technology Industry, Market, and Competition
The digital advertising market is relatively new, dependent on growth in various digital advertising channels, and vulnerable to adverse public perceptions and increased regulatory responses. If this market develops more slowly or differently than we expect, or if issues encountered by other participants or the industry generally are imputed to or affect us, our business, growth prospects and financial condition would be adversely affected.
The digital advertising market is relatively new and our solution may not achieve or sustain high levels of demand and market acceptance. While display advertising has been used successfully for many years, marketing via new digital advertising channels, such as mobile and social media, and digital video advertising, is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as digital display advertising, in which our capabilities are more established. In addition, as we push for the expansion and adoption of increased automation in the advertising industry, it will be important for the success of any such expansion for personnel at buyers and sellers to adopt our solution in lieu of their traditional methods of order placement. It is difficult to predict adoption rates, demand for our solution, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions.

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
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors, that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some buyers that use our solution, and some potential buyers, have their own relationships with sellers and can directly connect advertisers with sellers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us. In addition, as a result of solutions introduced by us or our competitors in the rapidly evolving and fluid advertising market, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or compel us to reduce our prices and could make it more difficult to grow our business profitably, particularly if we are not able to continue to establish and sustain competitive differentiation in our rapidly evolving market.

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
Our business depends on our ability to collect and use data to deliver advertisements, and to disclose data relating to the performance of advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers, and revenue.
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
We primarily use “cookies,” or small text files, to gather data to enable our solution to be more effective. Cookies that we place are generally regarded as “third-party cookies” because they are placed on individual browsers when Internet users visit a website owned by a seller, advertiser, or other first party that has given us permission to place cookies. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personally identifiable information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen and browser or device information. We may also receive information from cookies placed by buyers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user’s browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertising campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. In addition to cookies, we sometimes place pixels on seller websites to track data regarding users’ visits to such websites. We may use such information internally to optimize our services, and may provide such data, or analysis based on such data, to buyers or sellers as part of our services. If sellers restrict our ability to place such pixels on their websites or limit information that may be shared with buyers, or if the use of such tracking mechanisms is restricted by laws in the future, it may diminish the value of our services.
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
Limitations on the use or effectiveness of cookies, whether imposed by regulation or otherwise, may impact the performance of our solution. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional applications and technologies to compensate for the lack of cookie data, which may require substantial investment on our part. However, we may not be able to develop or implement additional applications that compensate for the lack of cookie data. Moreover, even if we are able to do so, such additional applications may be subject to further regulation, time consuming to develop, or costly to obtain, and less effective than our current use of cookies.
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
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third-party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third-party cookies from being stored on a user’s computer or mobile device. If more Internet users adopt these ad blocking settings, utilize privacy modes when browsing seller websites, or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third-party cookies by default. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. The browser developer Mozilla, which publishes Firefox, has previously announced an intention to block third-party cookies by default in a future iteration of the Firefox browser, and other browsers may do the same. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device. As a consequence, fewer of our cookies or sellers’ cookies may be set in browsers or accessible in mobile devices, which would adversely affect our business.
Mobile ad blocking technologies have emerged, not only for privacy reasons, such as a desire to avoid being targeted for ads based upon location or online activity, but also to counteract the adverse effect advertisements can have on mobile users’ experience, including increased load times, data consumption, and screen overcrowding. Estimates of the use of ad-blocking technologies vary by user population, type of media content, geography, and other factors, and the ultimate prevalence and effect of ad-blocking technologies is not certain, but it could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.
Increased prevalence of ad blocking has prompted examination of the effect of digital advertising industry practices upon the quality of user experiences, and changes in industry practices may emerge as a result. Such changes could reduce the viability of our existing business model, place us at a competitive disadvantage, or require us to invest significantly in developing new technologies and business practices.

“Do Not Track” options in web browsers, “Limit Ad Tracking” options on mobile devices, and emerging government disclosure obligations and other potential regulations, could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns transacted through our solution, and as a result may degrade our performance for our buyers or sellers.
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
Effective January 1, 2014, amendments to the California Online Privacy Protection Act of 2003, California Business and Professional Code § 22575 et seq., require operators of websites or online services to disclose how the operator responds to “Do Not Track” signals regarding the collection of personally identifiable information about an individual consumer’s online activities over time and across third-party Web sites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer’s online activities over time and across different Web sites or online services. It is possible that other states could adopt legislation similar to California’s. The Do-Not-Track Online Act of 2013 was introduced in the United States Senate in February 2013, and it is possible that the federal government may adopt Do Not Track legislation. We may be subject to disclosure requirements such as California’s, and while we do not collect data that is traditionally considered personally identifiable information in the United States without user consent, we may nonetheless elect to respond by adopting a policy to discontinue profiling or web tracking in response to “Do Not Track” requests, and it is possible that we could in the future be prohibited from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to optimize and target advertisements and the value of our services.
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
In the course of our business, we collect, store, transmit and use information (including geo-location information) related to computing and communications devices (mobile and stationary), user activity on devices, and advertisements placed through our solution. U.S. and foreign governments and relevant self-regulatory bodies have enacted or are considering legislation and regulation related to digital advertising and we expect to see an increase in legislation and regulation related to digital advertising, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, the tracking of consumer behavior across multiple devices, and other data protection and privacy regulation. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or effectiveness and value of our solution.

A wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target advertisements and communication with consumers through mobile devices or across multiple devices and/or using location and the collection of data from apps and websites that are targeted to children.
The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate is currently considering enacting the Location Privacy Protection Act, which would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. More recently, the FTC has announced that it plans to issue guidance on the tracking and delivery of targeted advertisements to consumers across multiple devices. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children. In addition, the European Union has adopted Directive 2002/58/EC, commonly referred to as the EU e-Privacy Directive, and is in the process of proposing reforms to its existing data protection legal framework, which may result in higher potential liabilities for violations of the Directive, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
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
We strive to comply with all applicable laws and regulations relating to privacy and data collection processing, use and disclosure, but these laws and regulations are continually evolving, not always clear, and not always consistent across the jurisdictions in which we do business. We take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, but such measures may not always be effective. Our failure to comply with applicable laws and regulations or industry standards applicable to personal data or other data relating to consumers, or to protect such data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill. This is particularly true given that the FTC, Attorneys General of various U.S. States and various international regulators (including numerous data protection authorities in the European Union), have specifically cited as enforcement priorities certain practices that relate to digital advertising, such as the use of geo-location for advertising purposes, the delivery of targeted advertising to children, tracking consumer behavior across multiple devices, and the placement of cookies and the EU “Cookie Directive.” Even the perception of concerns relating to our collection, use, disclosure, and retention of data, including our security measures applicable to the data we collect, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future buyers and sellers. We are aware of ongoing lawsuits filed against, or regulatory investigations into, companies in the digital advertising industry concerning various alleged violations of consumer protection, data protection, and computer crime laws, asserting various privacy-related theories. Any such proceedings brought against us could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. We may also be contractually liable to indemnify and hold harmless buyers or sellers from the costs or consequences of litigation or regulatory investigations resulting from using our services or from the disclosure of confidential information, which could damage our reputation among our current and potential sellers or buyers, require significant expenditures of capital and other resources and cause us to lose business and revenue.
Further, privacy and other regulatory violations by other participants in the digital advertising ecosystem could lead to increased regulatory and enforcement activities, reductions in the growth of demand for digital advertising, and increased user requirements, all of which could have adverse consequences and impose additional costs for all industry participants, including us.

The Court of Justice of the European Union recently issued an opinion finding that the EU-U.S. Safe Harbor Framework, under which personal data of EU residents may be transferred to the United States, is invalid and can no longer support data transfers to the United States, which could subject us to increased regulatory scrutiny and might hamper our plans to expand our business in Europe.
The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the Data Protection Directive) as well as legislation adopted in the member states to implement the Data Protection Directive. The transfer of what is deemed to be personal data of EU subjects to countries (like the United States) that are determined to have inadequate privacy protections for such data was previously permitted under, among other methods, a process agreed to by the EU and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses committed to treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive, and could self-certify their compliance with the Safe Harbor Framework.
We are a Safe Harbor participant, and previously relied upon the Safe Harbor Framework to allow us to conduct certain transfers of personal data of EU Subjects, including both data about our employees and consumer data that is collected and processed through our technology. Recent developments, however, no longer allow us to rely exclusively on the Safe Harbor Framework to support our data transfers. In particular, the Court of Justice of the European Union (“CJEU”) recently issued an opinion concluding that the Safe Harbor Framework is not sufficient to allow transfers of personal data of EU subjects to the United States. The CJEU additionally concluded that the Safe Harbor Framework does not, as a matter of law, shield transfers within its scope from scrutiny by EU data protection authorities, and that national data protection authorities have the obligation to scrutinize data transfers conducted under the Safe Harbor Framework just as they would scrutinize any other data transfer.
Given the CJEU’s opinion, we can no longer rely on the Safe Harbor Framework to justify the transfer of personal data of EU subjects to the United States. Instead, we must rely on alternative compliance measures, which are complex, which may also be subject to legal challenge, and which, unlike the Safe Harbor Framework, directly subject us to regulatory enforcement by data protection authorities located in the European Union. As a result, by relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Being forced to rely on alternative compliance measures could also affect the market for our technology, as EU customers may choose to do business with EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.
There are currently ongoing discussions to negotiate a second version of the Safe Harbor Framework or otherwise to adopt a General Data Protection Regulation that would supersede the Data Protection Directive. At this time, however, it is not clear that such efforts would mitigate the risks and potential costs associated with the unavailability of the Safe Harbor, since a revised Safe Harbor or General Data Protection Directive could require significant modifications to our operations or could also subject us to increased regulatory scrutiny
Changes to the definition of personal information or personal data, as well as jurisdictional variances regarding what constitutes personal information or personal data, may require us to change our business practices, which may inhibit our ability to conduct our business.
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
Market forces, competitors’ initiatives, regulatory authorities, industry organizations, seller integration revisions, and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. For example, in 2013, changes to the Children’s Online Privacy Protection Act required us to change our systems to create a mechanism to facilitate compliance by buyers and sellers with restrictions on the collection of personal information on sites directed to children (as identified by sellers). In addition, German law required us to make engineering changes to stop recording IP addresses in that country. In the future, consensus or law on a “Do Not Track” standard could require us to modify our system to prevent buyers from being able to target many Internet users.
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
We depend on digital media properties to provide us with advertising inventory within their websites and applications. The sellers that supply their advertising inventory to us typically do so on a non-exclusive basis and are not required to provide any minimum amounts of advertising inventory to us or provide us with a consistent supply of advertising inventory; they are free to, and often do, maintain concurrent relationships with various sources of demand that compete with us, including other marketplaces and platforms, as well as agencies and direct advertisers, and it is easy for sellers quickly to shift their advertising inventory among these concurrent demand sources, or shift inventory to new demand sources, without notice or accountability. Sellers may seek to change the terms at which they offer inventory to us, or allocate their advertising inventory to our competitors who offer advertisements to them on more favorable economic terms or whose offerings are considered more beneficial. Sellers may also sell inventory directly to buyers through other channels. Generally, sellers allocate their available inventory among channels according to various methodologies that often result in ranked prioritization in their ad servers. Competitors ranked higher in priority see available impressions earlier and have more opportunity to acquire more inventory and more high value inventory. It is easy for sellers to change rankings in their ad servers, and we cannot control how sellers rank us, and to the extent that competitors have higher priority than us, our revenue and the quality of inventory available to our buyers can be adversely affected. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory. These restrictions may include strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, or restrictions on the use of specified creative content or format. In addition, sellers or competitors could pressure us to increase the prices for inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver advertisements using our solution.
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
Our contracts with buyers and sellers are generally not exclusive and generally do not require minimum volumes or long-term commitments. If buyers or sellers representing a significant portion of the demand or inventory in our marketplace decide to materially reduce the use of our solution, we could experience an immediate and significant decline in our revenue and profitability and harm to our business.
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
Certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Further, our contracts with buyers and sellers generally do not provide for any minimum volumes or may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us, quickly and without penalty, for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; the fact that we compete directly with some of our buyers; new offerings by or strategic relationships with our competitors; change or removal of personnel with whom we traditionally had relationships; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues could also cause a decline in spending.
These factors make it important for us to expand and diversify our client relationships. The number of large media buyers in the market is finite, and it could be difficult for us to replace revenue loss from any buyers whose relationships with us diminish or terminate. Similarly, it could be difficult for us to replace inventory loss from any large sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect. Loss of revenue from significant buyers or failure to collect accounts receivable, whether as a result of buyer payment default, contract termination or other factors, or significant reductions in inventory, could have a significant negative impact on our results of operation and overall financial condition.
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
Our solution processes more than 5 million peak queries per second and over 7 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers’ or buyers’ software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.
We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack in confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays, or the cessation of our business.
Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss, loss of adequate cooling, and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because of the difficulty associated with prevention and remediation of intentional attacks and sabotage, and because they can be used to defraud our buyers and sellers and their customers and to steal confidential or proprietary data from us or our users. Further, because our Los Angeles headquarters and San Francisco offices and our California and Japan data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
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
Buyers may perceive any technical disruption or failure in the performance of advertisements on sellers’ digital media properties to be attributable to us, and our reputation could similarly suffer, or buyers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to operate our exchange and deliver advertising impressions successfully, our ability to attract potential buyers and sellers and retain and expand business with existing buyers and sellers could be harmed and our business, financial condition, and operating results could be adversely affected.

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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate the purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers’ computers. We use proprietary technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, and there may be alternative sources of demand to replace any buyer, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these customers. Although we assess the quality and performance of advertising on sellers’ digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers and buyers for controls with respect to such activity. Further, perpetrators of fraudulent impressions and malware change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of sellers’ inventory and controlling fraudulent activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, we could face legal claims from customers and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not viewable by the consumer for technical or other reasons.
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

•
The identification, acquisition and integration of acquired businesses requires significant investment, including to determine which new service offerings we might wish to acquire, harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions.

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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have five issued patents, nine pending U.S. patent applications and two pending patent application in Canada, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other countries, and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, unemployment and similar taxes, overtime and working conditions, immigration status and classification of employee benefits for tax purposes. Legislated increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. For example, the Obama administration has recently proposed changes to the salary thresholds for overtime eligibility. If enacted, the changes could result in substantial additional labor costs. Moreover, we are subject to various laws and regulations in federal, state, and foreign jurisdictions that impose varying rules and obligations on us with respect to the classification of employee benefits for income tax and other purposes and that require us to report and/or withhold in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Federal and state standards for classifying employees under wage-hour laws differ and are often unclear or require application of judgment, and classification may need to be changed as employment duties evolve over time. We may misclassify employees and be subject to liability as a result. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.

Risks Related to Our International Business Strategy
Our international operations and expansion plans require increased expenditures and impose additional risks and compliance imperatives, and failure to execute successfully our international plans will adversely affect our growth and operating results.
We have numerous operations outside of North America, in Northern and Southern Europe, Australia, Japan, Singapore, and Brazil. Our expansion plans are also focused on the rest of Asia and other Latin American countries, and other countries in Europe, but many of these operations are nascent. We view further international expansion as imperative, and we expect our international operations to contribute significantly to our future growth, particularly through the mobile business, which could provide access to vast user populations in China and the developing world. However, our experience operating outside the United States is still limited, and our international employees currently represent a modest portion of our headcount. Achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, legal requirements and business practices than the United States.
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
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations. These various laws and regulations are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents, or other contractors, including by persons engaged or employed by a business we acquire, which could constitute or give rise to a violation by us of various laws, including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be ineffective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice, and international regulators. Other laws applicable to our international business include local employment, tax, privacy, data security, and intellectual property protection laws and regulations, including restrictions on movement of information about individuals beyond national borders. In some cases, buyers and sellers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering, infrastructure and other costly resources to accommodate, and may result in decreased operational efficiencies and performance. As these laws continue to evolve and we expand to more jurisdictions or acquire new businesses, compliance will become more complex and expensive, and the risk of non-compliance will increase.

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
Our operations are subject to U.S. export controls, specifically the Export Administration Regulations, or EAR, and economic sanctions enforced by the Office of Foreign Assets Control. These regulations provide that encryption technology may be exported outside of the United States only with the required export authorizations, including by license, license exception, or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. We incorporate encryption technology into the servers that operate our solution. As a result of locating some servers in data centers outside of the United States, we must comply with these export control laws. The potential penalties for any violation of the EAR include a monetary fine of up to $250,000 or twice the value of the transaction, whichever is greater, per violation and/or a denial of export privileges under the EAR.
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
The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Before our acquisition of Chango in April 2015, we reported our revenue on a net basis, but with our acquisition of Chango we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. We do not charge fees for this service; instead we attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. We report revenue from these transactions on a gross basis, and gross reporting results in higher GAAP revenue and lower margins on a particular amount of managed revenue than for an equivalent level of managed revenue for which we report revenue on a net basis, even though the take rate on the transactions reported gross may be higher than the take rate on transactions reported net. The portion of our revenue reported gross may increase as a result of growth in our intent marketing services, as well as through the evolution of our business to include other transactions for which revenue is reported on a gross basis, due to substantive changes in our business, such as through acquisitions, changes to the commercial terms with buyers and sellers or structural changes to our existing business, or due to changes in accounting standards or interpretations. Increase in the portion of our revenue reported on a gross basis will tend to result in lower overall margins, and the combination of net and gross revenue reporting may make our financial reporting more complex and difficult for investors to understand, and may make comparison of our results of operations to prior periods or other companies more difficult. Further, gross reporting may result in revenue increases that do not necessarily correlate proportionately to changes in our underlying activity or net income. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue. The need to consider the use of gross reporting more broadly for different kinds of transactions as our business evolves would require application of judgment and could increase the potential for reporting errors.

In order to provide guidance or make other projections regarding our expectations of GAAP revenue for future periods, we must make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by circumstances occurring after the guidance is given, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors, In addition, the rules governing revenue recognition in our business are complex, and the rules or their interpretation may evolve. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. As a result, it is possible that our projections of GAAP revenue guidance may vary, possibly significantly, from actual results, or comparisons of our projections from period to period may be difficult, resulting in potential confusion and even claims against us based upon alleged inaccuracy of our projections.
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
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2014, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $65.4 million, state NOLs of approximately $61.5 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $4.3 million, and state credit carryforwards of approximately $3.4 million. In addition, as part of the acquisition of Chango, we acquired NOLs of approximately $7.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. In addition, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods.

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
On September 27, 2011, we entered into a loan and security agreement with Silicon Valley Bank that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of $40 million. At September 30, 2015, we had no amounts outstanding under this loan and security agreement. Borrowings under this agreement are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors in our common stock to sell their shares at a time and price that they deem appropriate. As of October 22, 2015, we had 44,378,826 shares of common stock outstanding, including 1,707,197 shares of restricted stock issued pursuant to our 2007 Stock Incentive Plan and our 2014 Stock Incentive Plan, none of which were vested, but excluding shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units. As of October 22, 2015, we had outstanding options to purchase an aggregate of 6,649,893 shares of our common stock issued pursuant to our 2007 Stock Incentive Plan, 2014 Equity Incentive Plan, iSocket, Inc. 2009 Equity Incentive Plan, 2014 Inducement Grant Equity Incentive Plan, and Chango Inc. 2009 Stock Option Plan, or Plans, of which 3,613,559 were vested at a weighted-average exercise price of $7.41 per share. Furthermore, as of October 22, 2015, we had outstanding 2,724,033 restricted stock units issued pursuant to our Plans. All of these outstanding stock awards, together with an additional 1,450,326 shares of our common stock reserved for issuance under our Plans and 828,411 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans’ evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
Under our Insider Trading Policy, we impose trading blackouts during the period beginning on the first day of the last month of each quarter and ending after two trading days following the filing of our next quarterly report on Form 10-Q or Annual Report on Form 10-K. A substantial portion of the equity issued to certain of our officers and employees is in the form of stock options that are vested and in-the-money, which can be exercised for shares, or restricted stock or restricted stock units, which upon vesting will be converted into tradeable shares, that are (or will be upon vesting) eligible for sale during open trading windows. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate.
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
Our directors, executive officers and stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 30% of the shares of our common stock outstanding as of October 22, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors’ interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.

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

Date: October 30, 2015

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