Form 10-Q
period 2016-03-31
RUBICON PROJECT, INC.
filed 2016-05-04
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2016
Common Stock, $0.00001 par value	48,463,415

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$136,567	$116,499
Accounts receivable, net	159,268	218,235
Marketable securities, prepaid expenses, and other current assets	29,193	30,973
TOTAL CURRENT ASSETS	325,028	365,707
Property and equipment, net	24,308	25,403
Internal use software development costs, net	14,731	13,929
Goodwill	65,705	65,705
Intangible assets, net	46,726	50,783
Marketable securities and other assets, non-current	10,451	15,209
TOTAL ASSETS	$486,949	$536,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$185,399	$247,967
Other current liabilities	1,844	2,196
TOTAL CURRENT LIABILITIES	187,243	250,163
Other liabilities, non-current	2,047	2,247
Deferred tax liability, net	1,868	6,225
TOTAL LIABILITIES	191,158	258,635
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2016 and December 31, 2015; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2016 and December 31, 2015; 48,033 and 46,600 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	373,721	358,406
Accumulated other comprehensive income (loss)	76	(15)
Accumulated deficit	(78,006)	(80,290)
TOTAL STOCKHOLDERS’ EQUITY	295,791	278,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,949	$536,736

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$69,232	$37,178
Expenses:
Cost of revenue	16,783	6,561
Sales and marketing	21,278	15,049
Technology and development	12,443	8,414
General and administrative	20,605	14,279
Total expenses	71,109	44,303
Loss from operations	(1,877)	(7,125)
Other (income) expense
Interest (income) expense, net	(94)	12
Foreign exchange (gain) loss, net	261	(2,190)
Total other (income) expense, net	167	(2,178)
Loss before income taxes	(2,044)	(4,947)
Provision (benefit) for income taxes	(4,328)	84
Net income (loss)	$2,284	$(5,031)
Net income (loss) per share:
Basic	$0.05	$(0.14)
Diluted	$0.05	$(0.14)
Weighted-average shares used to compute net income (loss) per share:
Basic	44,663	35,758
Diluted	48,676	35,758

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$2,284	$(5,031)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	64	—
Foreign currency translation adjustments	27	(63)
Comprehensive income (loss)	$2,375	$(5,094)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	46,600	$—	$358,406	$(15)	$(80,290)	$278,101
Exercise of common stock options	941	—	6,718	—	—	6,718
Restricted stock awards	485	—	—	—	—	—
Issuance of common stock related to RSU vesting	7	—	—	—	—	—
Stock-based compensation	—	—	8,597	—	—	8,597
Foreign exchange translation adjustment	—	—	—	27	—	27
Unrealized gain on investments, net of tax	—	—	—	64	—	64
Net income	—	—	—	—	2,284	2,284
Balance at March 31, 2016	48,033	$—	$373,721	$76	$(78,006)	$295,791

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES:
Net income (loss)	$2,284	$(5,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,626	4,390
Stock-based compensation	8,391	5,498
Loss on disposal of property and equipment, net	3	28
Change in fair value of contingent consideration	—	138
Unrealized foreign currency (gains) losses, net	972	(1,054)
Deferred income taxes	(4,351)	—
Changes in operating assets and liabilities:
Accounts receivable	59,303	12,227
Prepaid expenses and other assets	179	1,471
Accounts payable and accrued expenses	(64,180)	5,564
Other liabilities	(559)	(795)
Net cash provided by operating activities	10,668	22,436
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,443)	(2,259)
Capitalized internal use software development costs	(2,306)	(2,116)
Maturities of available-for-sale securities	6,400	—
Change in restricted cash	—	1,252
Net cash provided (used) by investing activities	2,651	(3,123)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,718	4,031
Repayment of debt and capital lease obligations	—	(52)
Net cash provided by financing activities	6,718	3,979
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	(152)
CHANGE IN CASH AND CASH EQUIVALENTS	20,068	23,140
CASH AND CASH EQUIVALENTS--Beginning of period	116,499	97,196
CASH AND CASH EQUIVALENTS--End of period	$136,567	$120,336
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$667	$448
Capitalized stock-based compensation	$206	$172

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
The Company is a technology company with a mission to keep the Internet free and open and to fuel its growth by making it easy and safe to buy and sell advertising. The Company offers a highly scalable platform that provides an automated advertising solution for buyers and sellers of digital advertising.

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

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any future interim period, or for any future year.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K.

There have been no significant changes in the Company’s accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K.
Revenue Recognition
The Company generates revenue from buyers and sellers in transactions in which they use the Company’s solution for the purchase and sale of advertising inventory, and also in transactions in which the Company manages ad campaigns on behalf of buyers. The Company maintains separate arrangements with each buyer and seller either in the form of a master agreement, which specifies the terms of the relationship and access to the Company’s solution, or by insertion orders, which specify price and volume requests and other terms. The Company recognizes revenue upon the fulfillment of its contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectibility being reasonably assured. The Company assesses whether fees are fixed or determinable based on the contractual terms of the arrangements. Historically, any refunds and adjustments have not been material. The Company assesses collectibility based on a number of factors, including the creditworthiness of a buyer and seller and payment and transaction history. The Company’s revenue arrangements generally do not include multiple deliverables.

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
In May 2014, the FASB issued new accounting guidance that amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under the "Revenue from Contracts with Customers" topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. These amendments were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Subsequent to issuing the May 2014 guidance, in August 2015, the FASB issued amendments that deferred the effective date one year. As a result, the guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016; in March 2016, the FASB issued further amendments that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.
In January 2016, the FASB issued new accounting guidance that changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The new guidance requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The guidance also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The new guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted except for the amended presentation requirements for changes in the fair value of financial liabilities. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued new accounting guidance that requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.
In March 2016, the FASB issued new accounting guidance that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however early adoption is permitted. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.
Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share for each period presented:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(In thousands, except per share data)
Net income (loss)	$2,284	$(5,031)
Weighted-average common shares outstanding	47,137	37,473
Weighted-average unvested restricted shares	(1,700)	(1,715)
Weighted-average escrow shares	(774)	—
Weighted-average common shares outstanding used to compute net income (loss) per share	44,663	35,758
Basic net income (loss) per share	$0.05	$(0.14)
Diluted EPS:
Net income (loss)	$2,284	$(5,031)
Weighted-average common shares used in basic EPS	44,663	35,758
Dilutive effect of weighted-average common stock options	1,722	—
Dilutive effect of weighted-average restricted stock awards	613	—
Dilutive effect of weighted-average restricted stock units	897	—
Dilutive effect of weighted-average ESPP	18	—
Dilutive effect of weighted-average escrow shares	763	—
Weighted-average shares used to compute diluted net income (loss) per share	48,676	35,758
Diluted net income (loss) per share	$0.05	$(0.14)

The following shares have been excluded from the calculation of diluted net income (loss) per share for each period presented because they are anti-dilutive:

	March 31, 2016	March 31, 2015

	(in thousands)
Options to purchase common stock	—	7,348
Unvested restricted stock awards	—	1,691
Unvested restricted stock units	—	950
Shares held in escrow	—	125
Total shares excluded from net income (loss) per share	—	10,114
In addition to the above anti-dilutive shares, shares contingently issuable if certain milestones were achieved on December 31, 2015 related to business combinations that occurred during the year ended December 31, 2014 have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2015. If March 31, 2015 had been the end of the contingency period, 532,487 shares would have been issuable. On December 31, 2015, the Company issued 585,170 shares in connection with the contingent consideration, which were included in the calculation of basic and diluted net income per share for the three months ended March 31, 2016.
Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2016:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Money market funds	$25,725	$25,725	$—	$—
Corporate debt securities	$6,397	$6,397	$—	$—
U.S. Treasury, government and agency debt securities	$23,984	$23,984	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2015:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Money market funds	$19,257	$19,257	$—	$—
Corporate debt securities	$12,786	$12,786	$—	$—
U.S. Treasury, government and agency debt securities	$23,946	$23,946	$—	$—

At March 31, 2016, cash equivalents of $25.7 million consisted of money market funds with original maturities of three months or less. The fair values of the Company's money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices.
During the three months ended March 31, 2015, the Company had a contingent consideration liability in connection with the acquisition of iSocket that the Company classified within Level 3 as factors used to develop the estimated fair value included unobservable inputs that were not supported by market activity. The Company estimated the fair value of the contingent consideration liability by discounting the present value of the probability-weighted future payout related to the contingent earn-out criteria using an estimate of the Company's incremental borrowing rate. At March 31, 2015, the Company considered it highly likely that the iSocket earn-out criteria would be met. On December 31, 2015, the Company issued 585,170 shares of common stock in satisfaction of the contingent consideration.
For the three months ended March 31, 2015, the Company recognized an expense of $0.1 million relating to the change in fair value of the contingent consideration liability, which was recorded in general and administrative expenses.
The Company’s contingent consideration liability was recorded at fair value and was determined to be a Level 3 fair value item. The change in the fair value of the contingent consideration liability is summarized below:

	Three Month Roll Forward
	March 31, 2016	March 31, 2015

	(in thousands)
Beginning balance	$—	$11,448
Change in fair value of contingent consideration liability recorded in general and administrative expense	—	138
Ending balance	$—	$11,586
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash as collateral for credit cards. At March 31, 2016 and December 31, 2015, restricted cash included in prepaid expenses and other current assets was $0.3 million, respectively.

Investments in marketable securities as of March 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale - short-term:
U.S. Treasury, government and agency debt securities	$15,449	$2	$(1)	$15,450
Corporate debt securities	6,397	—	—	6,397
Total	$21,846	$2	$(1)	$21,847
Available-for-sale - long-term:
U.S. Treasury, government and agency debt securities	$8,539	$—	$(5)	$8,534
As of March 31, 2016, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.7 years. For the three months ended March 31, 2016 the gross realized gains and gross realized losses were not significant and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations for the sale of available-for-sale investments.
Investments in marketable securities as of December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale - short-term:
U.S. Treasury, government and agency debt securities	$10,485	$—	$(22)	$10,463
Corporate debt securities	12,786	—	—	12,786
Total	$23,271	$—	$(22)	$23,249
Available-for-sale - long-term:
U.S. Treasury, government and agency debt securities	$13,529	$—	$(46)	$13,483
The amortized cost and fair value of the Company's marketable securities at March 31, 2016, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value

	(in thousands)
Due in less than 1 year	$21,846	$21,847
Due within 1-2 years	8,539	8,534
Total	$30,385	$30,381
Accounts payable and accrued expenses included the following:

	March 31, 2016	December 31, 2015

	(in thousands)
Accounts payable—seller	$166,085	$228,850
Accounts payable—trade	8,492	6,962
Accrued employee-related payables	10,822	12,155
Total	$185,399	$247,967
At March 31, 2016 and December 31, 2015, accounts payable—seller are recorded net of $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.

 Note 5—Business Combinations
On April 24, 2015, or the Acquisition Date, the Company completed the acquisition of all the issued and outstanding shares of Chango, a Toronto, Canada based intent marketing technology company. The acquisition expanded the Company's premium advertising marketplace with intent marketing technology.
The following table provides unaudited pro forma information as if Chango had been acquired as of January 1, 2014. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Chango or recognition of compensation expense relating to the earn-out. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Three Months Ended
March 31, 2015
(in thousands, except per share data)
Pro forma revenues	$50,385
Pro forma net loss	$(8,033)
Pro forma net loss per share, basic and diluted	$(0.20)
Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company and as a result, the determination of Chango’s post-acquisition revenues and operating results on a standalone basis are impracticable given the integration of the Chango operations with the Company's operations.
Note 6—Stock-Based Compensation
The Company's equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company’s employees, officers, directors, and consultants. The Company’s board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined therein. An aggregate of 1,861,914 shares remained available for issuance at March 31, 2016 under the plans.

Stock Options
A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding at December 31, 2015	6,203	$9.76
Granted	291	$14.02
Exercised	(941)	$7.14
Canceled	(110)	$12.06
Outstanding at March 31, 2016	5,443	$10.39	7.45 years	$42,926
Vested and expected to vest March 31, 2016	5,368	$10.35	7.44 years	$42,584
Exercisable at March 31, 2016	3,004	$8.52	6.79 years	$29,320
At March 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $13.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted-average grant date per share fair value of stock options granted in the three months ended March 31, 2016 was $6.20.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.45%	1.74%
Expected volatility	45%	46%
Dividend yield	—%	—%

Restricted Stock
A summary of restricted stock activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2015	1,479	$15.58
Granted	525	$12.15
Canceled	(40)	$16.22
Vested	(34)	$16.22
Nonvested shares subject to restricted stock outstanding at March 31, 2016	1,930	$14.62

At March 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with service conditions of approximately $12.9 million, which is expected to be recognized over a weighted-average period of 2.8 years. At March 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with market conditions granted in a prior year of approximately $1.0 million, which is expected to be recognized over a weighted-average period of 5.1 years.

In February 2016, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $11.07, which was estimated using a Monte-Carlo lattice model. In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. At March 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with market conditions of approximately $5.6 million, which is expected to be recognized over a weighted-average period of 2.4 years. The compensation expense will not be reversed if the performance metrics are not met.

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2015	2,647	$15.76
Granted	1,370	$13.79
Canceled	(160)	$15.41
Vested	(7)	$16.08
Nonvested shares subject to restricted stock units outstanding at March 31, 2016	3,850	$15.08

At March 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock units of approximately $44.9 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan
In November 2013, the Company adopted the Company's 2014 Employee Stock Purchase Plan, or ESPP. The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six month offering period, employees are able to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last trading day of the offering period. Offering periods generally commence and end in May and November of each year.

As of March 31, 2016, the Company has reserved 1,193,565 shares of its common stock for issuance under the ESPP. Shares reserved for issuance will increase on January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. In 2015, a total of 169,362 shares of common stock were purchased under the ESPP. The Company estimated the total grant date fair value of the ESPP awards for the offering period ending in May 2016 of $0.4 million using a Black-Scholes model with the following assumptions: term of 6 months corresponding with the offering period; volatility of 48% based on the Company's historical volatility for a six month period; no dividend yield; and risk-free interest rate of 0.33%. Compensation costs are recognized on a straight-line basis over the offering period.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Cost of revenue	$62	$42
Sales and marketing	2,114	1,125
Technology and development	1,374	790
General and administrative	4,841	3,541
Total stock-based compensation expense	$8,391	$5,498
Note 7—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company’s valuation allowance.
The Company recorded an income tax benefit of $4.3 million and a tax provision $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The tax benefit during the three months ended March 31, 2016 is the result of net operating losses generated by the Canadian operations, including the impact of the amortization of acquisition related intangibles, as well as the geographical mix of income and losses.
Due to uncertainty as to the realization of benefits from the Company's domestic and certain international net deferred tax assets, including net operating loss carryforwards and research and development tax credits, the Company has a full valuation allowance reserved against such net deferred tax assets. The Company intends to continue to maintain a full valuation allowance on the net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 8—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment, and its managed data center facilities. Total rental expenses were $4.0 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, the Company entered into new operating leases. Future non-cancelable minimum commitments as of March 31, 2016 relating to these operating leases totaling $0.2 million are due through March 2020.

Guarantees and Indemnification
The Company’s agreements with sellers, buyers, and other third parties typically obligate it to provide indemnity and defense for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to the Company’s own business operations, obligations, and acts or omissions. However, under some circumstances, the Company agrees to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. For example, because the Company’s business interposes the Company between buyers and sellers in various ways, buyers often require the Company to indemnify them against acts and omissions of sellers, and sellers often require the Company to indemnify them against acts and omissions of buyers. In addition, the Company’s agreements with sellers, buyers, and other third parties typically include provisions limiting the Company’s liability to the counterparty, and the counterparty’s liability to the Company. These limits sometimes do not apply to certain liabilities, including indemnity obligations. These indemnity and limitation of liability provisions generally survive termination or expiration of the agreements in which they appear. The Company has also entered into indemnification agreements with its directors, executive officers, and certain other officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees.
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
Claims and Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2016. However, based on management’s knowledge as of March 31, 2016, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material effect upon the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “anticipate,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet, and profit expectations; development of our technology; introduction of new offerings; scope and duration of client relationships; business mix; sales growth; client utilization of our offerings; market conditions, opportunities, and user reach; and operational and financial measures including managed revenue, non-GAAP net revenue, paid impressions, average CPM, Adjusted EBITDA, and take rate; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

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

•	uncertainty of our estimates and expectations associated with new offerings, including private marketplace, mobile, Orders, automated guaranteed, video, and intent marketing;

•	our ability to maintain a supply of advertising inventory from sellers;

•	uncertainty of our estimates and assumptions about the mix of gross and net reported transactions;

•	declining take rate;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google) where we are unable to participate;

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

Our platform incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds, and to execute up to 5 million peak queries per second, and over 9 trillion bid requests per month. Since 2012, we have processed over 200 trillion bid requests. Our solution is constantly self-optimizing based on our systems’ ability to analyze and learn from vast volumes of data. The additional data we obtain from the volume of transactions on our platform help make our machine-learning algorithms more intelligent, leading to higher quality matching between buyers and sellers, better return on investment for buyers, and higher revenue for sellers. As a result of that high quality matching, we attract even more sellers which in turn attracts more buyers and vice versa. We believe this self-reinforcing dynamic creates a strong platform for growth.
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
To further capitalize on the growth opportunity in Orders, in 2014 we introduced the first generation of our guaranteed orders solution to automate the buying and selling of premium digital inventory on a fully reserved, or guaranteed, basis. Since that time, through acquisition and continued development, we created a fully integrated solution for automating, streamlining, and managing the processes of direct buying and selling of guaranteed and non-guaranteed advertising.
In April 2015, through a strategic acquisition, we expanded our buyer capabilities and expertise and our direct integrations with premium brands and advertising agencies and reinforced our order automation technology, specifically through the advancement of our Orders (Guaranteed Orders and Private Marketplaces) platform. Transactions generated through our expanded buyer capabilities generally are through direct contractual relationships between us and the advertising agency or brand advertiser buyer.
Another industry trend is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. Mobile advertising (excluding search advertising) was a $28.1 billion global market in 2015 that is expected to increase to $85.1 billion by 2019, according to IDC estimates. In 2015, we significantly advanced our mobile capabilities, resulting in an increase in our mobile managed revenue of 89% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, through a combination of internal product development, strategic customer wins, driving increased revenue from existing buyer and seller customers, and international expansion.
The growth of automated buying and selling of advertising is also expanding into new geographic markets, and in some markets the adoption of automated digital advertising is greater than in the United States. We intend to expand our business in existing territories served and enter new territories.

We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Buyers use our solution to reach their intended audiences by purchasing advertising inventory that we make available or in some cases purchase from sellers through our solution. We recognize revenue upon fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectibility being reasonably assured. We generally bill and collect the full purchase price of impressions from buyers in RTB transactions, together with other fees, if applicable. For arrangements in which pricing is determined through our auction process and we are not the primary obligor for the purchase of advertising inventory, or for those arrangements whereby we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities, we have determined we do not act as the principal and accordingly we report revenue on a net basis. For arrangements in which we manage advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, we exercise discretion in establishing prices, we have credit risk, and we independently select and purchase inventory from the seller, we have determined that we act as the principal and accordingly we report revenue on a gross basis. For additional information refer to the revenue recognition policy described in “Critical Accounting Policies and Estimates.”
For the three months ended March 31, 2016 and 2015, our revenue was $69.2 million and $37.2 million, respectively, representing a year-over-year increase of 86%, and our non-GAAP net revenue was $63.6 million and $37.2 million, respectively, representing a year-over-year increase of 71%. For the three months ended March 31, 2016 and 2015, we reported net income of $2.3 million and a net loss of $5.0 million, respectively, and Adjusted EBITDA of $15.5 million and $4.2 million, respectively. At March 31, 2016 and December 31, 2015, our assets were $486.9 million and $536.7 million, respectively. Non-GAAP net revenue and Adjusted EBITDA are non-GAAP measures. For information on how we compute non-GAAP net revenue and Adjusted EBITDA, and a reconciliation of non-GAAP net revenue to revenue and Adjusted EBITDA to net income (loss) on a GAAP basis, please refer to “Certain Operational and Financial Measures.” Our net income (loss) and Adjusted EBITDA will be impacted by our non-GAAP net revenue, seasonality, and the amount and timing of our investments in our operations.
Advertising spending transacted on our platform has grown significantly. Managed revenue is an operational measure that represents this advertising spending. Managed revenue would represent our revenue if we were to record all our revenue on a gross basis. Managed revenue does not represent revenue reported on a GAAP basis. We review managed revenue for internal management purposes to assess market share and scale and to compare our performance to others in our industry that report revenue on a gross basis. For the three months ended March 31, 2016 and 2015, our managed revenue was $248.5 million and $197.2 million, respectively, representing a year-over-year increase of 26%. In the three months ended March 31, 2016 and 2015, approximately 38.6% and 37.0%, respectively, of our managed revenue was generated from international markets based on the location of our sellers.
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
In addition to the United States, we have personnel and operations in Canada, England, France, Australia, Germany, Italy, Japan, Singapore, and Brazil. As of March 31, 2016, 190 of our 686 employees were based outside the United States.
We operate our business on a worldwide basis, with an established operating presence in North America and Europe and a developing presence in Asia and Latin America. With the exception of approximately $37.8 million in intangible assets in Canada, substantially all of our assets are U.S. assets. Excluding Canada, our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
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

	Three Months Ended
	March 31, 2016	March 31, 2015
Operational Measures:
Managed revenue (in thousands)	$248,497	$197,220
Take Rate	25.6%	18.9%
Financial Measures:
Revenue (in thousands)	$69,232	$37,178
Non-GAAP net revenue (in thousands)	$63,560	$37,178
Adjusted EBITDA (in thousands)	$15,458	$4,192
Managed Revenue
Managed revenue is an operational measure that we define as the advertising spending transacted on our platform. Managed revenue does not represent revenue reported on a GAAP basis. We review managed revenue for internal management purposes to assess market share and scale. Tracking our managed revenue allows us to compare our results to the results of companies that report all or substantially all spending transacted on their platforms as GAAP revenue. Our managed revenue is influenced by demand for our services, the volume and characteristics of paid impressions, and average CPM.
Our managed revenue has increased period over period as a result of increased use of our solutions by buyers and sellers, increases in average CPM, and our buyer cloud initiatives. We expect managed revenue to continue to grow with increases in the pricing or volume of transactions on our platform, which can result from increases in advertising spending and from improvements in our auction algorithms. This increase may fluctuate due to seasonality and increases or decreases in average CPM and paid impressions. For example, historically we have experienced higher managed revenue during the fourth quarter, resulting from higher advertising spending and more bidding activity, which has driven higher volumes of paid impressions and average CPM.

Our solution enables buyers and sellers to transact through our comprehensive inventory offerings and channels. The following tables present managed revenue by inventory type and channel and managed revenue by inventory type and channel as a percentage of total managed revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Managed revenue by inventory type:
RTB	$193,103	$149,697
Static	13,280	18,111
Orders	42,114	29,412
Total managed revenue	$248,497	$197,220

Managed revenue by channel:
Desktop	$174,666	$158,158
Mobile	73,831	39,062
Total managed revenue	$248,497	$197,220

	Three Months Ended
	March 31, 2016	March 31, 2015
Managed revenue by inventory type:
RTB	78%	76%
Static	5%	9%
Orders	17%	15%
Total managed revenue	100%	100%

Managed revenue by channel:
Desktop	70%	80%
Mobile	30%	20%
Total managed revenue	100%	100%
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
We expect take rate to decline over time for various reasons. For example, we may provide the market with different pricing opportunities in an effort to drive more volume. Another factor that could contribute to declining take rate is an increase of Orders as a percentage of overall managed revenue because Orders carries a lower take rate, although an increase in Orders as a percentage of our revenue could yield higher absolute non-GAAP net revenue due to the higher CPMs typically associated with Orders transactions.

Non-GAAP Net Revenue
Non-GAAP net revenue is a financial measure that we define as GAAP revenue less amounts we pay sellers that are included within cost of revenue for the portion of our revenue recorded on a gross basis. Non-GAAP net revenue would represent our revenue if we were to record all of our revenue on a net basis. Non-GAAP net revenue does not represent revenue reported on a GAAP basis. We review non-GAAP net revenue for internal management purposes to assess performance. Non-GAAP net revenue is one useful measure in assessing the performance of our business because it shows the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we apply under GAAP across different types of transactions. A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult. Our non-GAAP net revenue is influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, our take rate, and the amounts we pay sellers.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three months ended March 31, 2016 and 2015. Before our acquisition of Chango in April 2015 and our resulting Buyer Cloud integration, we reported all revenue on a net basis and therefore payments to sellers were not included in the cost of revenue before that date.

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Revenue	$69,232	$37,178
Less amounts paid to sellers	5,672	—
Non-GAAP net revenue	$63,560	$37,178
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses and expenses associated with earn-out amounts;

•	Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Our Adjusted EBITDA will be impacted by the rate at which our revenue increases and the timing of our investments in our operations. Please see below for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Net income (loss)	$2,284	$(5,031)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	4,569	3,374
Amortization of acquired intangibles	4,057	1,016
Stock-based compensation expense	8,391	5,498
Acquisition and related items	318	1,429
Interest (income) expense, net	(94)	12
Foreign currency (gain) loss, net	261	(2,190)
Provision (benefit) for income taxes	(4,328)	84
Adjusted EBITDA	$15,458	$4,192

Components of Our Results of Operations
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Our solution enables buyers and sellers to purchase and sell advertising inventory, matches buyers and sellers, and establishes rules and parameters for open and transparent auctions of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution or advertising inventory we purchase from third-party exchanges. Sellers use our solution to monetize their inventory. We generally recognize revenue upon fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectibility being reasonably assured. We generally bill and collect the full purchase price of impressions from buyers, together with other fees, if applicable. We report revenue on a net basis for arrangements in which we have determined that we do not act as the principal in the purchase and sale of advertising inventory because pricing is determined through our auction process and we are not the primary obligor. We report revenue on a gross basis for arrangements in which we have determined that we act as the principal in the purchase and sale of advertising inventory because we have direct contractual relationships with and manage advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, we exercise discretion in establishing prices, we have credit risk, and we independently select and purchase inventory from the seller. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

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
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities and was insignificant for the three months ended March 31, 2016 and 2015.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound, Euro, Canadian Dollar, and Australian Dollar.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of federal, state, and foreign income taxes. Due to uncertainty as to the realization of benefits from our domestic and certain international net deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such net deferred tax assets. We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our anticipated future taxable earnings, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the domestic valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
Pursuant to Section 382 of the Internal Revenue Code, we underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership in aggregated 5% shareholders) on December 31, 2015. As a result, the use of our domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to the annual 382 use limitations of approximately $53.1 million. We have concluded that the ownership change will not impact our ability to utilize substantially all of our NOLs and carryforward credits to the extent we generate taxable income that can be offset by such losses.
Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Revenue	$69,232	$37,178
Expenses:
Costs of revenue (1) (2)	16,783	6,561
Sales and marketing (1) (2)	21,278	15,049
Technology and development (1) (2)	12,443	8,414
General and administrative (1) (2)	20,605	14,279
Total expenses	71,109	44,303
Loss from operations	(1,877)	(7,125)
Other (income) expense	167	(2,178)
Loss before income taxes	(2,044)	(4,947)
Provision (benefit) for income taxes	(4,328)	84
Net income (loss)	$2,284	(5,031)

(1)	Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Costs of revenue	$62	$42
Sales and marketing	2,114	1,125
Technology and development	1,374	790
General and administrative	4,841	3,541
Total stock-based compensation expense	$8,391	$5,498

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Cost of revenue	$5,948	$3,471
Sales and marketing	1,592	505
Technology and development	598	254
General and administrative	488	160
Total depreciation and amortization expense	$8,626	$4,390

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	100%	100%
Cost of revenue	24%	18%
Sales and marketing	31%	40%
Technology and development	18%	23%
General and administrative	30%	38%
Total expenses	103%	119%
Loss from operations	(3)%	(19)%
Other (income) expense, net	—%	(6)%
Loss before income taxes	(3)%	(13)%
Provision (benefit) for income taxes	(6)%	—%
Net income (loss)	3%	(14)%

*    Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Revenue	$69,232	$37,178
Revenue increased $32.1 million, or 86%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in revenue was primarily due to an increase in the amount of advertising spending on our platform during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in revenue was also attributable to an increase in average CPM during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increased matching efficiency and a shift in mix of managed revenue, or advertising spend on our platform, from lower-priced higher-volume inventory mainly associated with static bidding to higher-priced lower-volume inventory mainly associated with RTB and Orders. For example, paid impressions associated with RTB and Orders increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, while paid impressions associated with static bidding decreased. Static bidding now makes up a small portion of our paid impressions, so we expect the influence of shift in mix from static bidding to RTB and orders to moderate in future quarters. In addition, the increase was due to the impact of the gross revenue reporting for buyer cloud initiatives, for which the vast majority of the revenue is reported on a gross basis during the three months ended March 31, 2016, which were not included in revenue during the three months ended March 31, 2015 because our transactional activity in which we act as principal and therefore report revenue on a gross basis did not commence until April 2015.

We expect revenue to continue to grow on an annual basis. Revenue may be impacted by seasonality, changes in the amounts we are able to charge buyers and sellers for our services, and other factors such as changes in the market, our execution of the business, and competition.
Cost of Revenue

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands, except percentages)
Costs of revenue	$16,783	$6,561
Percent of revenue	24%	18%
Cost of revenue increased by $10.2 million, or 156%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to the addition of $5.7 million in amounts we paid sellers for transactions we reported on a gross revenue basis because we determined we are the primary obligor and due to an increase of $2.5 million in depreciation and amortization expense. The increase in amounts we pay sellers was attributable to the fact that such amounts were not included in cost of revenue during the three months ended March 31, 2015 because our buyer cloud initiatives in which we act as principal and therefore report revenue on a gross basis did not commence until April 2015. The increase in depreciation and amortization was primarily attributable to an increase of $1.4 million in amortization of developed technology acquired in our business combinations.

As a percentage of revenue, cost of revenue increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of the inclusion of amounts we pay sellers in cost of revenue attributable to buyer cloud initiatives, for which the vast majority of revenue are reported on a gross basis during the three months ended March 31, 2016.
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
Sales and Marketing

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands, except percentages)
Sales and marketing	$21,278	$15,049
Percent of revenue	31%	40%
Sales and marketing expense increased by $6.2 million, or 41%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to an increase in personnel costs of $4.0 million, and to a lesser extent, an increase in depreciation and amortization of $1.1 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount resulting from continued hiring and our acquisition in April 2015. The increase in depreciation and amortization was mainly related to amortization of customer relationships and backlog acquired in our business combinations.

As a percentage of revenue, sales and marketing expenses decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in sales and marketing expenses.
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

Technology and Development

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands, except percentages)
Technology and development	$12,443	$8,414
Percent of revenue	18%	23%
Technology and development expense increased by $4.0 million, or 48%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to an increase in personnel costs of $2.6 million. The increase in personnel costs was primarily due to an increase in headcount as a result of our recent acquisitions and continued hiring of engineers to maintain and support our technology and development efforts.

As a percentage of revenue, technology and development expenses decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in technology and development expenses.
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
General and Administrative

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands, except percentages)
General and administrative	$20,605	$14,279
Percent of revenue	30%	38%
General and administrative expense increased by $6.3 million, or 44%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to an increase in personnel costs of $3.8 million primarily due to increased headcount.

As a percentage of revenue, general and administrative expenses decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in general and administrative expenses.
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

Other (Income) Expense, Net

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Interest (income) expense, net	$(94)	$12
Foreign exchange (gain) loss, net	261	(2,190)
Total other (income) expense, net	$167	$(2,178)
Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency loss, net during the three months ended March 31, 2016 was primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions. The foreign currency gain, net during the three months ended March 31, 2015 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign denominated transactions.

Provision and Benefit for Income Taxes
For the three months ended March 31, 2016 we recorded an income tax benefit of $4.3 million, compared to an income tax provision of $0.1 million for the three months ended March 31, 2015. The tax benefit during the three months ended March 31, 2016 is the result of net operating losses generated by the Canadian operations, including the impact of the amortization of acquisition related intangibles, as well as the geographical mix of income and losses.
Liquidity and Capital Resources
At March 31, 2016, we had cash and cash equivalents of $136.6 million, of which $19.9 million was held in foreign currency cash accounts, and restricted cash of $0.3 million. We have also been able to fund acquisitions by using stock as purchase consideration.
At March 31, 2016, we had no amounts outstanding under our credit facility with Silicon Valley Bank, or SVB, and $40.0 million was available for borrowing.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At March 31, 2016, our fixed charge coverage ratio was 320.9 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at March 31, 2016.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2016	March 31, 2015

	(in thousands)
Cash flows provided by operating activities	$10,668	$22,436
Cash flows provided (used) in investing activities	2,651	(3,123)
Cash flows provided by financing activities	6,718	3,979
Effects of exchange rate changes on cash and cash equivalents	31	(152)
Change in cash and cash equivalents	$20,068	$23,140

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
For the three months ended March 31, 2016, cash provided by operating activities of $10.7 million resulted from our net income of $2.3 million and non-cash expenses of $13.6 million, offset by net changes in our working capital of $5.3 million. The net change in operating working capital was primarily related to a decrease in accounts payable and accrued expenses of approximately $64.2 million and a decrease in other liabilities of $0.6 million, offset by a decrease in accounts receivable of approximately $59.3 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality. The decrease in other liabilities was primarily due to a decrease in deferred revenue and deferred rent.
For the three months ended March 31, 2015, cash provided by operating activities of $22.4 million resulted from our net loss of $5.0 million, adjusted for non-cash expenses of $9.0 million, and net changes in our working capital of $18.5 million. The net change in operating working capital was primarily related to a decrease in accounts receivable of approximately $12.2 million, an increase in accounts payable and accrued expenses of approximately $5.6 million, and a decrease in prepaid expenses and other current assets of approximately $1.5 million, partially offset by a decrease in other liabilities of $0.8 million. The changes in accounts receivable and accounts payable and accrued expenses were primarily due to the timing of cash receipts from buyers and the timing of payments to sellers. The decrease in prepaid expenses and other current assets was primarily due to the timing of payments to vendors. The decrease in other liabilities was primarily due to a decrease in deferred rent as well as a decrease in business activity associated with the timing of payments to tax authorities.

Investing Activities
Our primary investing activities have consisted of investments in, or maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal use software development. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Investments in, or maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the three months ended March 31, 2016, cash provided by investing activities of $2.7 million was primarily due to inflow of $6.4 million due to maturities of available-for-sale securities. These cash inflows were partially offset by outflow of $2.3 million of investments in our internal use software and $1.4 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at March 31, 2016.
During the three months ended March 31, 2015, we used $3.1 million of cash in investing activities, consisting of $2.3 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at March 31, 2015, and $2.1 million of investments in our internal use software. In conjunction with our corporate office building lease, restricted cash decreased by $1.3 million.

Financing Activities
Our financing activities consisted primarily of the issuance of shares of common stock upon the exercise of stock options.

For the three months ended March 31, 2016, cash provided by financing activities of $6.7 million was primarily due to proceeds of $6.7 million from stock option exercises.

For the three months ended March 31, 2015, cash provided by financing activities of $4.0 million was primarily due to proceeds of $4.0 million from stock option exercises.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2016 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through January 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2015, we entered into new operating leases. Future non-cancelable minimum commitments as of March 31, 2016 relating to these operating leases totaling $0.2 million are due through March 2020.
There were no significant changes to the Company's unrecognized tax benefits in the three months ended March 31, 2016, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2016.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K.
Our revenue recognition policy is further described below, which is consistent with the policy included in our Annual Report referenced above.
We generate revenue from buyers and sellers in transactions in which they use our solution for the purchase and sale of advertising inventory, and also in transactions in which we manage ad campaigns on behalf of buyers. We maintain separate arrangements with each buyer and seller either in the form of a master agreement, which specifies the terms of the relationship and access to our solution, or by insertion orders, which specify price and volume requests and other terms. We recognize revenue upon fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectibility being reasonably assured. We assess whether fees are fixed or determinable based on the contractual terms of the arrangements. We assess collectibility based on a number of factors, including the creditworthiness of a buyer and seller and payment and transaction history. Our revenue arrangements generally do not include multiple deliverables.
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
In April 2015, we began entering into arrangements for which we manage advertising campaigns on behalf of buyers. We are the principal in these arrangements as we: (i) are the primary obligor in the advertising inventory purchase transaction; (ii) establish the purchase prices paid by the buyer; (iii) perform all billing and collection activities including the retention of credit risk; (iv) have latitude in selecting suppliers; (v) negotiate the price we pay to suppliers of inventory; and (vi) make all inventory purchasing decisions. Accordingly, for these arrangements we report revenue on a gross basis.
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

Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at March 31, 2016. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2016, including intercompany balances, would result in a foreign currency loss of approximately $2.1 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2016. However, based on our knowledge as of March 31, 2016, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
The following description of risk factors includes changes to risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2015 Form 10-K under the heading "Risk Factors," and accordingly this description of risk factors should be considered most current. Investing in our common stock involves a high degree of risk, including the risks described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider the risks set forth below and the other information contained in this report, including our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. However, this report cannot anticipate and fully address all possible risks of investing in our common stock, and the risks of investing in our common stock may change over time. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
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
Historically, real-time bidding, or RTB, open-market transactions, particularly for desktop display advertising, have provided most of the activity on our platform. However, other transaction types, such as private marketplace and guaranteed transactions, other channels, such as mobile and out-of-home, and other advertising units, such as video, have begun or are expected to grow faster than open-market RTB desktop display. We expect our historical open-market RTB desktop display advertising business to continue to be an important source of revenue for us, but in order for us to compete effectively and keep pace with industry growth rates, we must also grow aggressively in other areas of digital advertising. We must build upon our early momentum in private marketplace and guaranteed transactions and mobile and out-of-home channels and expand our business in other areas, particularly video. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms and advertising units, many of which are outside the historical scope of business conducted by our large DSP buyer clients, and adapt the pricing and other terms we make available in response to changing market conditions. Our growth plans also depend on our ability to further increase our international business in existing and new markets, significantly expand the use of our private marketplace offerings, and effectively drive increasing automation in the advertising industry through implementation of new offerings. In order to innovate successfully, we must hire, train, motivate, and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology, buyer or seller relationships, and the scope of their product offerings. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google), where we are unable to participate. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.
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
When a user visits a website or uses an application where our auctions technology is integrated, our technology must process a transaction for that seller and conduct an auction within milliseconds. Our technology must scale to process all the advertising impressions from the collection of all visitors of all websites and applications offered on our platform. Additionally, for each individual advertising impression, our technology must be able to send bid requests to appropriate and available buyers. It must perform these transactions end-to-end at speeds often faster than the page or application loads for the user. The addition of new services, support of evolving advertising formats, handling and use of increasing amounts of data, and overall growth also place increasing demands upon our technology infrastructure. The growth of mobile device usage is significantly increasing volume demands on our infrastructure. We must be able to continue to increase the capacity of our platform in order to support substantial increases in the number of buyers and sellers, to support an increasing variety of advertising formats and platforms and to maintain a stable service infrastructure and reliable service delivery, all to support the network effect of our solution. If we are unable, for cost or other reasons, to effectively increase the scale of our platform to support and manage a substantial increase in the number of transactions, as well as a substantial increase in the amount of data we process, on a high-performance, cost-effective basis, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to continue processing these transactions at fast enough speeds or if we are unable to support emerging advertising formats or services preferred by buyers, our revenue may be adversely affected by the inability to obtain new buyers or sellers, loss of existing buyers or sellers, or failure to process auction transactions in a timely manner. We expect to continue to invest in our platform in order to meet increasing demand. Such investment may negatively affect our profitability and results of operations, or cause dilution to our stockholders.
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
In order to increase the demand on our platform, we are making significant investments in our intent marketing business, including through our acquisition in April 2015 of Chango Inc. Our strategy is based upon various assumptions and expectations, including continued growth in the intent marketing business, acceleration in the development of our Orders business, our ability to build retargeting, CPC, and CPA capabilities utilizing technologies acquired from Chango, synergies between Chango’s brand and agency clients and our clients, our ability to continue to develop Chango’s data and other technologies in response to evolving market requirements, and our ability to leverage our platform to take advantage of Chango’s business model, including pricing and products.

The intent marketing business may grow slower than anticipated, and we may not benefit from growth in the market to the degree expected due to stronger offerings by competitors, pricing pressures, or other factors. Until we are able to scale and differentiate the intent marketing business, it will be vulnerable to loss of, or reduction in spending by, larger buyers. We compete for demand with well-established companies that have technological advantages stemming from their experience in the market, and we must continue to adapt and improve our demand technology, including the technology we acquired from Chango, to compete effectively. Client demands for transparency and pricing concessions have increased significantly, and more quickly than we previously expected, making it difficult for us to increase our business with some clients, causing others to reduce their spending, reducing our take rate in some transactions with demand sources, and requiring us to adapt our intent marketing business model, including to provide less expensive self-service offerings and more transparent pricing alternatives. We believe that our buyer cloud take rates will continue to decline over time due to increasing demand for pricing transparency and general competitive pressures. Even if the market develops as anticipated, buyers and sellers may not embrace our combined offerings due to various factors, and Chango’s historical success in its market may be more difficult to translate to our client base and infrastructure than anticipated, making synergies elusive. Market practices and regulation related to data capture and use are complex and evolving, and development or enforcement of restrictions could make it difficult for us to achieve or sustain data-driven competitive advantages. In addition, growth in our intent marketing business may cause some of our legacy clients to perceive us as a competitor for brand or agency clients and therefore reduce their business with us.
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
Due to increased usage of mobile devices and resulting migration of ad spending to mobile platforms, we have invested heavily in our mobile technology and are relying to a significant degree on our mobile offerings to fuel our continued growth. The mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solutions less competitive. Because mobile advertising uses different data-capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China and India, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in achieving our goals in this market. Moreover, buyers’ spending to reach consumers through mobile advertising may evolve more slowly than expected, or not grow to levels we anticipate. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth is largely dependent on the success of our new Exchange API technology, and there can be no assurance that this technology will continue to work as anticipated, without costly bugs or errors. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile-connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems, applications, or Internet browsers for any reason, our ability to generate revenue through mobile advertising could be significantly harmed.
Our growth depends upon our ability to attract and retain buyers and sellers and increase business with them. Buyers and sellers are free to direct their spending and inventory to competing sources of inventory and demand, and large competitors with direct mobile user relationships and proprietary first-party user data have invested early and heavily in mobile advertising solutions, have many established relationships with mobile buyers and sellers that may be difficult for us to replicate, and may provide more compelling solutions than we do. Most of the application providers selling inventory through our platform utilize software development kits, or SDKs, and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in rapid and significant reduction of the amount of mobile inventory available through our platform, which in turn would adversely affect our mobile managed revenue and growth prospects.

Market pressure may result in a reduction in spending on our platform or a reduction in the fees or prices we are able to charge on our platform, which could have a material adverse effect on our business and reduce our take rate.
A majority of our managed revenue comes from demand side platform, or DSP, buyers purchasing advertising inventory in RTB transactions on our platform. Our proprietary auction algorithms include a buyer fee for use of our technology, and we have typically charged buyers a variable price for real-time bidding impressions without specifying the amount or method of determination of the fee that is included in the price. Like other industry participants, DSPs have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, and DSPs may in turn apply this pressure to us. We also charge fees to sellers for use of our technology, typically as a percentage of the cost of media. As is normal in most industries and companies, the introduction of new offerings requires different pricing rates or structures. Projecting a market’s acceptance of a new price or structure is imperfect and we may price too high or too low, both of which may carry adverse consequences. Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity. In addition, we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors.
In addition to the fee-based business we have historically conducted with buyers that purchase through our auction platform, in connection with our buyer cloud initiatives, including our acquisition of Chango, we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. In lieu of charging fees for this service, our model has been to attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. This business is more risky than our fee-based model but also offers opportunities for greater margins. However, as a result of competitive pressure and growing demands for pricing transparency and fee concessions throughout the advertising technology business, we have begun to experience some margin compression in this part of our business.
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
We reported net income of $2.3 million and a net loss of $5.0 million during the three months ended March 31, 2016 and 2015, respectively. We reported net income of $0.4 million during the year ended December 31, 2015 and incurred net losses of $18.7 million and $9.2 million during the years ended December 31, 2014 and 2013, respectively. As of March 31, 2016, we had an accumulated deficit of $78.0 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease due to competitive pressures, maturation of our business, or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing, and related support employees, investing in our technology and infrastructure, and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with an investment in our common stock.
We were incorporated in 2007 and consequently have only a limited operating history upon which our business and future prospects may be evaluated. We may not be able to sustain the rate of growth we have achieved to date, or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including allocating and making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; recruiting; integrating, motivating, and retaining qualified employees; developing relationships with buyers and sellers; developing new solutions; integrating new technologies or companies we acquire; and establishing and maintaining our corporate infrastructure, including internal controls relating to our financial and information technology systems. We must improve our current operational infrastructure and technology to support significant growth and to respond to the evolution of our market and competitors’ developments. Our business prospects depend in large part on our ability to:

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
Our operating results may be difficult to predict, particularly because we generally do not have long-term contracts with buyers or sellers. We have experienced significant variations in revenue and operating results from period to period. Our operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:

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

•	diversification of our revenue mix to include new services, some of which may have lower pricing than our historic lower-value inventory business or may cannibalize existing business;

•	the addition or loss of buyers or sellers;

•	changes in the advertising strategies or budgets or financial condition of advertisers;

•	the performance of our technology and the cost, timeliness, and results of our technology innovation efforts;

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

•	the impact of changes in our stock price on valuation of stock-based compensation or other instruments that are marked to market;

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
We are undergoing rapid growth, including in our employee headcount. As of March 31, 2016, we had 686 employees. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, including as a result of our acquisition of Chango in April 2015, and we may continue to do so. This rapid influx of large numbers of people from different business and geographic backgrounds may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
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
Further, the digital advertising industry is complex, and evolving, and there are relatively few publicly traded companies operating in the business. Consequently, the digital advertising industry may not be as widely followed or understood in the financial markets as more mature industries. Problems experienced by one industry participant (even private companies) or issues affecting a part of the business have the potential to have adverse effects on other participants in the industry or even the entire industry. Emerging understanding of how the digital advertising industry operates has spurred privacy concerns and misgivings about exploitation of consumer information and prompted regulatory responses that limit operational flexibility and impose compliance costs upon industry participants. As a general matter, the digital advertising business is relatively new and market understanding of digital advertising companies and their specific product and service offerings is not fully evolved. The markets may not fully appreciate our particular place in the industry and our strengths and differentiating factors.
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
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some buyers that use our solution, and some potential buyers, have their own relationships with sellers and can directly connect advertisers with sellers, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us. In addition, as a result of solutions introduced by us or our competitors, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, due to competition and growth in our industry or our failure to develop adequately to meet market evolution, we could lose clients and market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.
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
As we process transactions through our solutions, we are able to collect significant amounts of information about advertisements, their buyers and sellers, and the transactions in which they are placed. This includes buyer and seller preferences and requirements for media and advertisement content and specifications such as placement, size and format; pricing of advertisements; and auction activity such as price floors, bid response behavior, and clearing prices. We also are able to collect non-personal information about users, including browser or device location and characteristics; online behavior; exposure to and interaction with advertisements; and inferential data about purchase intentions and preferences. We collect this data through various means, including from our own systems, pixels that sellers allow us to place on their websites to track user visits, software development kits installed in mobile applications, and cookies (which are discussed below). Our sellers and buyers also may provide us with their proprietary data about users.
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
Much of the data we collect and use belongs to our buyers or sellers, and we use it with their consent. (Other data is subject to control by Internet users, either as a result of regulation or through choices such as behavioral advertising opt-outs or use of ad blocking technologies, as discussed below). We use data related to our buyers and sellers and their transactional activity on our platform to facilitate our services, but we must exercise care not to use this data in ways that provide unfair advantages to, or adversely affect, buyers or sellers. Although our sellers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, sellers or buyers might decide to restrict our collection or use of their data. There could be various reasons for this, including perceptions by buyers that their data can be used by sellers to extract higher prices for impressions, or perceptions by sellers that their data can be used by buyers to bid tactically to reduce pricing for impressions. As a result, for example, sellers might not agree to provide us with data generated by interactions with the content on their properties, or buyers might not agree to allow us to analyze bid responses. Buyers and sellers may also request that we discontinue using data obtained from their transactions that has already been aggregated with other data. It would be difficult, if not impossible, and costly to comply with such requests. In addition, interruptions, failures, defects, or other challenges in our data collection, mining, analysis, and storage systems could also limit our ability to aggregate and analyze the data from transactions effected through our solution. As consumers continue to increase their use of digital technology and to incorporate multiple devices into their lives, linking and using data across such devices will become increasingly important. Various challenges affect our ability to link data relating to discrete devices, including different technologies used in different platforms, increased user awareness and sensitivity regarding use of data about their device usage, and evolving regulatory and self-regulatory standards. These challenges may slow growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and buyers.
If the use of cookies is restricted or subject to unfavorable regulation, or cookies are replaced by alternative tracking mechanisms, our performance may decline and we may lose buyers and revenue.
We use “cookies,” or small text files placed through an Internet browser on an Internet user’s computer, to gather data to enable our solution to be more effective. Our cookies record non-personally identifiable information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen, and browser or device information. We may also receive information from cookies placed by buyers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user’s browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertising campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. If our ability to use cookies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookie data, which could be time consuming to develop or costly to obtain, less effective than our current use of cookies, and subject to additional regulation.

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

These mechanisms for users to limit the presence of advertising in their online activities generally stem from a failure of the advertising technology industry to consider adequately the needs and preferences of the users sellers serve and buyers try to reach, and resulting user sentiment that digital advertising is often intrusive or irrelevant and can degrade users’ online experience. The industry will evolve to address these issues, presenting not only opportunities for advertising technology companies that can help improve the user experience, but also risks for those that don’t.
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
The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate is currently considering enacting the Location Privacy Protection Act, which would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. More recently, the FTC has announced that it plans to issue guidance on the tracking and delivery of targeted advertisements to consumers across multiple devices. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children. In addition, the European Union has finalized a General Data Protection Regulation, or GDPR, that will supersede the EU Data Protection Directive. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solutions in Europe. Further, the European Union has indicated that it intends to propose reforms to the EU Cookie Directive governing the use of technologies to collect consumer information. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
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
Additionally, the EU Parliament, Commission, and Council of Ministers recently reached agreement on a finalized GDPR, which will supersede the Data Protection Directive at some point in 2018, or perhaps earlier in some jurisdictions. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Implementing these policies before the GDPR takes effect will take considerable time and resources, and could result in slowing our ability to develop, acquire, or enter into agreements to use new products, technologies, or types of data.

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
Potential liabilities to Internet users include malicious activities, such as the introduction of malware into users’ computers through advertisements served through our platform. Sellers of advertisement space purchased through our solution often have terms of use in place with their users that disclaim or limit their potential liabilities to such users, or pursuant to which users waive rights to bring class-action lawsuits against the sellers related to advertisements. Certain of our competitors are also prominent sellers, and may be able to include protections in their website terms of use that also limit liability to users of their advertising services. We generally do not have terms of use in place with such users. As a consequence, we generally cannot disclaim or limit potential liabilities to such users through terms of use, which may expose us to greater liabilities than competing advertising networks that are also prominent sellers.
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
Generally, our buyers and sellers are not obligated to provide us with any minimum volumes of business, may do business with our competitors as well as with us, and may bypass us and transact directly with each other or through other intermediaries. Most of our business with buyers originates pursuant to arrangements that are limited in scope and can be reduced or canceled by the buyer without penalty. Similarly, sellers make inventory available to us on a discretionary basis. Accordingly, our business is highly vulnerable to changes in the macro environment, price competition, and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers or sellers to migrate to competitors’ offerings. Further, if our relationships with buyers or sellers become strained due to service failures or other reasons, including possible perceptions by our buyers that we compete with them, it might not be difficult for these clients to reduce or terminate their business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current buyers and sellers will continue to use our solution or that we will be able to replace lost buyers or sellers with new ones. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solution, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.

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
We serve large numbers of buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Our contracts with buyers and sellers generally do not provide for any minimum volumes and may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us, quickly and without penalty, for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; the fact that we compete directly with some of our buyers; new offerings by or strategic relationships with our competitors; change or removal of personnel with whom we traditionally had relationships; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues affecting our systems or the systems of our larger buyers or sellers could also cause a decline in spending. As is typical in our industry, some of the largest buyers and sellers on our platform are also competitors, which could increase the risk that such companies could reduce their business with us.
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
Buyers and sellers have different interests, with each trying to maximize its value in their transactions through use of data, requests that we adapt our solutions to help them, and other means. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to optimize auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in our business results in the availability and use of more data more incisively to inform buying and selling decisions. Third-party data analytics providers encourage this dynamic by offering products to buyers and sellers to attempt to swing transactional dynamics to their advantage at the expense of the other. We come under pressure to provide raw data to fuel these products and to facilitate their use by buyers and sellers on our platform. Unlike some competitors, who focus on serving either buyers or sellers, we must serve the interests of both, meaning that we must exercise caution in use of data and may determine not to facilitate some data products, which could result in loss of business from clients that insist upon using such products. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Further, consistent with our goal of connecting buyers and sellers, we inevitably grow closer to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other’s interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. For example, with the growth of our buy-side capabilities, including our intent marketing business, we have taken steps to provide assurances to some of our buyer clients that our own buy-side capabilities will not result in operational disadvantages to them, such as reduced access to our inventory supply. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.

We rely on buyers to use our solution to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. In addition, direct billing arrangements between buyers and sellers may result in increased working capital demands.
Our revenue is generated from advertising spending transacted over our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees (where applicable), and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers are beginning to require direct billing and collection arrangements between themselves, particularly for our Guaranteed Orders solution. Further, growth and increased competitive pressure in the digital advertising industry is causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to pressure us to reduce our fees and/or limit our pricing flexibility, to challenge some details of our invoices, or to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forego or defer other more productive uses of that working capital.
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
Our solution processes more than 5 million peak queries per second and over 9 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers’ or buyers’ software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.
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
We are subject to ongoing security threats and breaches, computer malware, computer hacking attacks, and inadvertent transmission of computer viruses or other harmful software code may occur on our systems or those of our clients, business partners, or information technology vendors. Security measures undertaken by us, our vendors, and our buyers and sellers may be ineffective as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, cyber-attacks, cyber-extortion or other intentional misconduct by computer hackers, “phishing” or other tactics to obtain illicit system access, or otherwise. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and because we typically are not able to control the efficacy of security measures implemented by our clients and vendors, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.
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
Acquisitions have been an important element of our business strategy. We expect to continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, the acquisitions we do complete would involve a number of risks, including the following:

•
The identification, acquisition, and integration of acquired businesses require substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•
The identification, acquisition, and integration of acquired businesses requires significant investment, including to determine which new service offerings we might wish to acquire, harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions.

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

The purchase price allocation for any acquisition we complete is generally not finalized until well after the closing of the acquisition, and any final adjustment to the valuation could have a material change on what is reported as the fair value assigned to the assets and liabilities.
The final purchase price allocation for any acquisition we complete depends upon the finalization of asset and liability valuations, among other things. The valuation studies necessary to estimate the fair values of acquired assets and assumed liabilities and the related allocation of purchase price may not be finalized until well after the closing of the acquisition. Initially, we allocate the total estimated purchase price to the acquired assets and assumed liabilities based on preliminary estimates of their fair values. The final determination of these fair values is subsequently determined based upon the actual net tangible and intangible assets that existed on the closing date of the acquisition. Any final adjustment could change the fair values assigned to the assets and liabilities, resulting in a change to our consolidated financial statements, including a change to goodwill. Such change could be material.
If we fail to attract, motivate, train, and retain highly qualified engineering, marketing, sales and management personnel, our ability to execute our business strategy could be impaired.
We rely to a significant degree upon our founder and Chief Executive Officer, Frank Addante; our President, Gregory R. Raifman; and our Chief Operating Officer and Chief Financial Officer, Todd Tappin, for their strategic vision, industry knowledge, management execution, and leadership. The loss of any of them would have a significant adverse effect upon our business.
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

Third parties may assert claims of infringement or misappropriation of intellectual property rights against us or buyers, sellers, or third parties with which we work; we cannot be certain that we are not infringing any third-party intellectual property rights, and we may have liability or indemnification obligations as a result of such claims. As a result of disclosure of information in filings required of a public company, our business and financial condition are visible, which may result in threatened or actual litigation, including by competitors and other third parties.
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
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, sick days, unemployment and similar taxes, overtime and working conditions, equal pay, immigration status, and classification of employee benefits for tax purposes. Legislated increases in labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Federal and state standards for classifying employees under wage-hour laws differ and are often unclear or require application of judgment, and classification may need to be changed as employment duties evolve over time. We may misclassify employees and be subject to liability as a result. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.
Risks Related to Our International Business Strategy
Our international operations and expansion plans require increased expenditures and impose additional risks and compliance imperatives, and failure to execute successfully our international plans will adversely affect our growth and operating results.
We have numerous operations outside of North America, in Northern and Southern Europe, Australia, Japan, Singapore, and Brazil. Our expansion plans are also focused on other Asian and Latin American countries, and other countries in Europe, but many of these plans are nascent. We view further international expansion as imperative, and we expect our international operations to contribute significantly to our future growth, particularly through the mobile business, which could provide access to vast user populations in China and the developing world. However, our experience operating outside the United States is still limited. Achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to language barriers, the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States.

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
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2015, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $59.8 million, state NOLs of approximately $54.8 million, foreign NOLs of approximately $13.7 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $6.1 million, state credit carryforwards of approximately $5.1 million, and foreign credit carryforwards of approximately $0.5 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2015 subjecting the federal and state NOLs to an annual limitation. Additionally, the Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382 of the Code. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. Also, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods.

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
We have a $40.0 million credit facility with Silicon Valley Bank. At March 31, 2016, we had no amounts outstanding under this facility. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	acquire, consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments;

•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.
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
We have relied and may continue to rely heavily upon equity compensation, and consequently our outstanding unvested equity awards represent substantial dilution to our stockholders. In addition, we have used our common stock as consideration for acquisitions of other companies, and we anticipate using shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or other transactions. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline. As of April 27, 2016, we had 48,463,415 shares of common stock outstanding, including 1,925,690 shares of unvested restricted stock issued under our various equity incentive plans. At that date, we also had outstanding under our equity incentive plans 3,810,470 unvested restricted stock units and 5,024,334 stock options, of which 2,723,057 were vested at a weighted-average exercise price of $8.86 per share and 2,301,277 were unvested. All of these outstanding stock awards, together with an additional 1,889,580 shares of our common stock reserved for issuance under our equity incentive plans and 1,193,565 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans’ evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
Insiders and certain large stockholders have substantial control over us, which could limit investors’ ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers, and stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 45% of the shares of our common stock outstanding as of April 27, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors’ interests. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.
Our public float is still relatively small, increasing the risk that sales by significant holders could adversely affect the market price for our stock.
A significant portion of our outstanding shares are held by pre-IPO investors, employees, or investors who received our stock as consideration for companies we have acquired and hold it under lockup. In addition, institutional investors may from time to time accumulate relatively large amounts of our publicly traded shares. The average daily trading volume for our common stock during 2015 was 411,080 shares. In addition, we are relatively new to the public markets and not well known to many analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold. Under our Insider Trading Policy, we impose trading blackouts during the period beginning on or about the fifteenth day of the last month of each quarter and ending after two trading days following the filing of our next quarterly report on Form 10-Q or Annual Report on Form 10-K. A substantial number of our employees are limited to selling their equity incentive plan shares during these open windows. In addition, our employee restricted stock and restricted stock unit awards typically vest each May 15 and November 15, and are subject to automatic sale arrangements at those dates to cover taxes accruing on vesting. Finally, shares we have issued as consideration for acquisitions have been subject to lock-up arrangements that expire in large numbers on certain dates. These insider trading windows, restricted stock vesting mechanics, and acquisition stock arrangements tend to concentrate selling into certain periods, and the resulting sales pressure can cause the trading price of our common stock to decline at those times. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate, and could also impair our ability to raise capital through the sale of equity securities.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
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

(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
None.

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

Date: May 4, 2016

EXHIBIT INDEX

Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins*(2)	XBRL Instance Document
101.sch*(2)	XBRL Taxonomy Schema Linkbase Document
101.cal*(2)	XBRL Taxonomy Calculation Linkbase Document
101.def*(2)	XBRL Taxonomy Definition Linkbase Document
101.lab*(2)	XBRL Taxonomy Label Linkbase Document
101.pre*(2)	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

(1)                   The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, and is not to be incorporated by reference into any filing of The Rubicon Project, Inc. under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(2)                   In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.