Form 10-Q
period 2016-06-30
RUBICON PROJECT, INC.
filed 2016-08-05
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

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

Registrant's telephone number, including area code:
(310) 207-0272
 __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2016
Common Stock, $0.00001 par value	48,920,591

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$147,188	$116,499
Accounts receivable, net	158,333	218,235
Marketable securities	39,700	23,349
Prepaid expenses and other current assets	7,303	7,624
TOTAL CURRENT ASSETS	352,524	365,707
Property and equipment, net	24,845	25,403
Internal use software development costs, net	15,789	13,929
Goodwill	65,705	65,705
Intangible assets, net	41,923	50,783
Marketable securities and other assets, non-current	1,900	15,209
TOTAL ASSETS	$502,686	$536,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$188,557	$247,967
Other current liabilities	2,556	2,196
TOTAL CURRENT LIABILITIES	191,113	250,163
Deferred tax liability, net	6,774	6,225
Other liabilities, non-current	1,954	2,247
TOTAL LIABILITIES	199,841	258,635
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2016 and December 31, 2015; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2016 and December 31, 2015; 48,850 and 46,600 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	383,570	358,406
Accumulated other comprehensive loss	(42)	(15)
Accumulated deficit	(80,683)	(80,290)
TOTAL STOCKHOLDERS' EQUITY	302,845	278,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$502,686	$536,736

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$70,511	$53,046	$139,743	$90,224
Expenses:
Cost of revenue	17,540	14,009	34,323	20,570
Sales and marketing	21,966	22,161	43,244	37,210
Technology and development	13,294	10,390	25,737	18,804
General and administrative	16,390	17,984	36,995	32,263
Total expenses	69,190	64,544	140,299	108,847
Income (loss) from operations	1,321	(11,498)	(556)	(18,623)
Other (income) expense
Interest (income) expense, net	(131)	11	(225)	23
Other income	(197)	—	(197)	—
Foreign exchange (gain) loss, net	(578)	847	(317)	(1,343)
Total other (income) expense, net	(906)	858	(739)	(1,320)
Income (loss) before income taxes	2,227	(12,356)	183	(17,303)
Provision (benefit) for income taxes	4,904	(413)	576	(329)
Net loss	$(2,677)	$(11,943)	$(393)	$(16,974)
Net loss per share:
Basic	$(0.06)	$(0.30)	$(0.01)	$(0.45)
Diluted	$(0.06)	$(0.30)	$(0.01)	$(0.45)
Weighted-average shares used to compute net loss per share:
Basic	46,341	39,414	45,502	37,596
Diluted	46,341	39,414	45,502	37,596

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(2,677)	$(11,943)	$(393)	$(16,974)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	20	(3)	84	(3)
Foreign currency translation adjustments	(138)	93	(111)	30
Comprehensive loss	$(2,795)	$(11,853)	$(420)	$(16,947)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	46,600	$—	$358,406	$(15)	$(80,290)	$278,101
Exercise of common stock options	1,771	—	12,859	—	—	12,859
Restricted stock awards, net	106	—	—	—	—	—
Shares withheld related to net share settlement	(341)	—	(4,886)	—	—	(4,886)
Issuance of common stock related to RSU vesting	621	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	93	—	1,137	—	—	1,137
Stock-based compensation	—	—	16,054	—	—	16,054
Foreign exchange translation adjustment	—	—	—	(111)	—	(111)
Unrealized gain on investments, net of tax	—	—	—	84	—	84
Net loss	—	—	—	—	(393)	(393)
Balance at June 30, 2016	48,850	$—	$383,570	$(42)	$(80,683)	$302,845

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES:
Net loss	$(393)	$(16,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,408	13,849
Stock-based compensation	15,517	13,237
Loss on disposal of property and equipment, net	5	29
Change in fair value of contingent consideration	—	3
Unrealized foreign currency (gains) losses, net	(1,179)	508
Deferred income taxes	557	(11)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	59,638	(1,007)
Prepaid expenses and other assets	(113)	97
Accounts payable and accrued expenses	(59,252)	19,845
Other liabilities	62	(950)
Net cash provided by operating activities	33,250	28,626
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(3,933)	(4,246)
Capitalized internal use software development costs	(5,029)	(4,061)
Acquisitions, net of cash acquired	—	(8,647)
Investments in available-for-sale securities	(15,687)	(18,052)
Maturities of available-for-sale securities	12,800	—
Change in restricted cash	256	1,100
Net cash used by investing activities	(11,593)	(33,906)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,859	6,710
Proceeds from issuance of common stock under employee stock purchase plan	1,137	759
Taxes paid related to net share settlement	(4,886)	—
Repayment of debt and capital lease obligations	—	(105)
Net cash provided by financing activities	9,110	7,364
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(78)	(46)
CHANGE IN CASH AND CASH EQUIVALENTS	30,689	2,038
CASH AND CASH EQUIVALENTS--Beginning of period	116,499	97,196
CASH AND CASH EQUIVALENTS--End of period	$147,188	$99,234
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$1,698	$1,910
Capitalized stock-based compensation	$537	$360
Common stock and options issued for business acquisitions	$—	$76,795

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
The Company is a technology company with a mission to keep the Internet free and open and to fuel its growth by making it easy and safe to buy and sell advertising. The Company pioneered advertising automation technology to enable the world's leading brands, content creators, and application developers to trade and protect trillions of advertising requests each month and to improve the advertising experience of consumers. The Company offers a highly scalable platform that provides an automated advertising solution for buyers and sellers of digital advertising.

The Company delivers value to buyers and sellers of digital advertising through the Company's proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, mobile applications and other digital media properties, to sell their advertising inventory; applications for buyers, including advertisers, agencies, agency trading desks, demand side platforms, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company's automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company's platform.

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any future interim period, or for any future year.

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

There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K.
Revenue Recognition
The Company generates revenue from buyers and sellers in transactions in which they use the Company's solution for the purchase and sale of advertising inventory, and also in transactions in which the Company manages ad campaigns on behalf of buyers. The Company maintains separate arrangements with each buyer and seller either in the form of a master agreement, which specifies the terms of the relationship and access to the Company's solution, or by insertion orders, which specify price and volume requests and other terms. The Company recognizes revenue upon the fulfillment of its contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectibility being reasonably assured. The Company assesses whether fees are fixed or determinable based on the contractual terms of the arrangements. Historically, any refunds and adjustments have not been material. The Company assesses collectibility based on a number of factors, including the creditworthiness of a buyer and seller and payment and transaction history. The Company's revenue arrangements generally do not include multiple deliverables.

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

For the Company's other arrangements, in which the Company's solution matches buyers and sellers, enables them to purchase and sell advertising inventory, and establishes rules and parameters for advertising inventory transactions, the Company reports revenue on a net basis because the Company: (i) is not the primary obligor for the purchase of advertising inventory but rather provides a platform to facilitate the buying and selling of advertising; (ii) does not have pricing latitude as pricing is generally determined through the Company's auction process and/or the Company's fees are based on a percentage of advertising spend; and (iii) does not directly select suppliers.
Reclassifications
Certain amounts in the consolidated balance sheet for December 31, 2015 have been reclassified to conform with current-period presentation.
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
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share for each period presented:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(In thousands, except per share data)
Net loss	$(2,677)	$(11,943)	$(393)	$(16,974)
Weighted-average common shares outstanding	48,740	41,873	47,939	39,747
Weighted-average unvested restricted shares	(1,763)	(1,682)	(1,732)	(1,698)
Weighted-average escrow shares	(636)	(777)	(705)	(453)
Weighted-average common shares outstanding used to compute net loss per share	46,341	39,414	45,502	37,596
Basic net loss per share	$(0.06)	$(0.30)	$(0.01)	$(0.45)
Diluted EPS:
Net loss	$(2,677)	$(11,943)	$(393)	$(16,974)
Weighted-average common shares used in basic EPS	46,341	39,414	45,502	37,596
Dilutive effect of weighted-average common stock options	—	—	—	—
Dilutive effect of weighted-average restricted stock awards	—	—	—	—
Dilutive effect of weighted-average restricted stock units	—	—	—	—
Dilutive effect of weighted-average ESPP	—	—	—	—
Dilutive effect of weighted-average escrow shares	—	—	—	—
Dilutive effect of weighted-average contingent shares	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	46,341	39,414	45,502	37,596
Diluted net loss per share	$(0.06)	$(0.30)	$(0.01)	$(0.45)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Options to purchase common stock	1,317	2,894	1,519	2,951
Unvested restricted stock awards	756	674	685	660
Unvested restricted stock units	930	710	913	500
ESPP	26	28	22	28
Shares held in escrow	635	638	699	381
Contingent shares	—	1,552	—	1,110
Total shares excluded from net loss per share	3,664	6,496	3,838	5,630
In addition to the above anti-dilutive shares, shares contingently issuable if certain milestones were achieved on December 31, 2015 related to business combinations that occurred during the years ended December 31, 2014 and 2015 have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2015. If June 30, 2015 had been the end of the contingency period, 742,161 shares would have been issuable related to the iSocket, Inc., or iSocket, acquisition and 957,407 shares would have been issuable related to the Chango Inc., or Chango, acquisition. On December 31, 2015, the Company issued 585,170 shares in connection with the iSocket contingent consideration and 971,481 shares in connection with the Chango contingent consideration, which were included in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2016.

Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2016:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Money market funds	$16,495	$16,495	$—	$—
Corporate debt securities	$15,710	$15,710	$—	$—
U.S. Treasury, government and agency debt securities	$23,990	$23,990	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2015:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Money market funds	$19,257	$19,257	$—	$—
Corporate debt securities	$12,786	$12,786	$—	$—
U.S. Treasury, government and agency debt securities	$23,946	$23,946	$—	$—

At June 30, 2016 and December 31, 2015, cash equivalents of $16.5 million and $19.3 million, respectively, consisted of money market funds with original maturities of three months or less. The fair values of the Company's money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices.

At June 30, 2015, the Company had contingent consideration liabilities in connection with the acquisitions of iSocket and Chango that the Company classified within Level 3 as factors used to develop the estimated fair value included unobservable inputs that were not supported by market activity. The Company estimated the fair value of the contingent consideration liability for iSocket by discounting the present value of the probability-weighted future payout related to the contingent earn-out criteria using an estimate of the Company's incremental borrowing rate. At June 30, 2015, the Company considered it highly likely that the iSocket earn-out criteria would be met. On December 31, 2015, the Company issued 585,170 shares of common stock in satisfaction of the contingent consideration. The Company estimated the fair value of the contingent consideration liability related to the Chango acquisition by using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. Subsequent to Chango's acquisition date, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango was no longer operated separately from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability post-acquisition were primarily dependent on prices of the Company's common stock for periods subsequent to Chango's acquisition date. On December 31, 2015, the Company issued 971,481 shares of common stock in satisfaction of the contingent consideration.
For the three and six months ended June 30, 2015, the change in fair value of the contingent consideration liabilities, which was recorded in general and administrative expenses, was insignificant.
The Company's contingent consideration liability was recorded at fair value and was determined to be a Level 3 fair value item. The change in the fair value of the contingent consideration liability is summarized below:

	Three Month Roll Forward		Six Month Roll Forward
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Beginning balance	$—	$11,586	$—	$11,448
Increase to contingent consideration liability related to the Chango acquisition	—	16,171	—	16,171
Change in fair value of contingent consideration liability recorded in general and administrative expense	—	(135)	—	3
Ending balance	$—	$27,622	$—	$27,622
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash as collateral for credit cards. At June 30, 2016 and December 31, 2015, restricted cash included in prepaid expenses and other current assets were $0.1 million and $0.3 million, respectively.
Investments in marketable securities as of June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$23,973	$17	$—	$23,990
Corporate debt securities	15,710	—	—	15,710
Total	$39,683	$17	$—	$39,700
Available-for-sale — long-term:
U.S. Treasury, government and agency debt securities	$—	$—	$—	$—
As of June 30, 2016, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.5 years. For the three and six months ended June 30, 2016 the gross realized gains and gross realized losses were not significant and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations for the sale of available-for-sale investments.

Investments in marketable securities as of December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$10,485	$—	$(22)	$10,463
Corporate debt securities	12,786	—	—	12,786
Total	$23,271	$—	$(22)	$23,249
Available-for-sale — long-term:
U.S. Treasury, government and agency debt securities	$13,529	$—	$(46)	$13,483
The amortized cost and fair value of the Company's marketable securities at June 30, 2016, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value

	(in thousands)
Due in less than 1 year	$39,683	$39,700
Total	$39,683	$39,700
There were no non-current marketable securities at June 30, 2016.
Accounts payable and accrued expenses included the following:

	June 30, 2016	December 31, 2015

	(in thousands)
Accounts payable—seller	$171,137	$228,850
Accounts payable—trade	7,300	6,962
Accrued employee-related payables	10,120	12,155
Total	$188,557	$247,967
At June 30, 2016 and December 31, 2015, accounts payable—seller are recorded net of $0.5 million and $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
 Note 5—Business Combinations
On April 24, 2015, or the Acquisition Date, the Company completed the acquisition of all the issued and outstanding shares of Chango, a Toronto, Canada based intent marketing technology company.
The following table provides unaudited pro forma information as if Chango had been acquired as of January 1, 2014. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Chango or recognition of compensation expense relating to the earn-out. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the actual or future operating results of the combined company.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015

	(in thousands, except per share data)
Pro forma revenues	$56,489	$106,874
Pro forma net loss	$(10,575)	$(18,608)
Pro forma net loss per share, basic and diluted	$(0.25)	$(0.45)

Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company and as a result, the determination of Chango's post-acquisition revenues and operating results on a standalone basis are impracticable given the integration of the Chango operations with the Company's operations.

Note 6—Intangible Assets
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
During the three months June 30, 2016, the Company reassessed the remaining estimated useful lives of the developed technology and customer relationships related to the Chango acquisition. The change in estimated useful lives for the developed technology and customer relationships was based on the remaining expected benefit from those assets. As a result, the remaining estimated useful life for developed technology was changed from a range between 1.8 and 3.8 years to a range between 1.3 and 2.8 years and the remaining estimated useful life for customer relationships was changed from 3.8 years to 1.8 years as of June 30, 2016.

Details of the Company's intangible assets were as follows:

	June 30, 2016	December 31, 2015

	(in thousands)
Amortizable intangible assets:
Developed technology	$35,486	$35,756
Customer relationships	25,330	25,330
Non-compete agreements	4,990	4,990
Total identifiable intangible assets, gross	65,806	66,076
Total accumulated amortization—intangible assets	(23,883)	(15,293)
Total identifiable intangible assets, net	$41,923	$50,783
Amortization expense of intangible assets for the three and six months ended June 30, 2016 were $4.6 million and $8.6 million, respectively. The change in the remaining estimated useful lives for acquired technology and customer relationships resulted in increased amortization expense of $0.5 million for the three and six months ended June 30, 2016. The increased amortization expense decreased the basic and diluted earnings per share by $0.01 for the three and six months ended June 30, 2016.
Given the change in remaining estimated useful lives, the Company revised the estimated remaining amortization expense associated with the Company's intangible assets for each of the next five fiscal years as follows as of June 30, 2016:

Fiscal Year	Amount
(in thousands)
2016	$11,283
2017	19,410
2018	8,415
2019	2,815
2020 and thereafter	—
Total	$41,923

Note 7—Stock-Based Compensation
The Company's equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, usually 25% vesting after one year of service and the remainder vesting semi-annually thereafter. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined therein. An aggregate of 2,768,110 shares remained available for issuance at June 30, 2016 under the plans.

Stock Options
A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding at December 31, 2015	6,203	$9.76
Granted	419	$14.09
Exercised	(1,771)	$7.26
Canceled	(457)	$11.78
Outstanding at June 30, 2016	4,394	$10.97	7.20 years	$15,278
Vested and expected to vest	4,337	$10.93	7.18 years	$15,216
Exercisable at June 30, 2016	2,592	$9.47	6.45 years	$12,359
At June 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $10.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted-average grant date per share fair value of stock options granted in the six months ended June 30, 2016 was $6.52.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected term (in years)	5.8	4.0	5.9	4.2
Risk-free interest rate	1.39%	1.16%	1.43%	1.23%
Expected volatility	55%	48%	48%	48%
Dividend yield	—%	—%	—%	—%

Restricted Stock
A summary of restricted stock activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2015	1,479	$15.58
Granted	525	$12.15
Canceled	(419)	$14.25
Vested	(337)	$16.35
Nonvested shares subject to restricted stock outstanding at June 30, 2016	1,248	$14.37

At June 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with service conditions of approximately $9.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. At June 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with market conditions granted in 2014 of approximately $0.6 million, which is expected to be recognized over a weighted-average period of 4.9 years.

In February 2016, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $11.07, which was estimated using a Monte-Carlo lattice model. In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. At June 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to these shares of restricted stock with market conditions of approximately $3.6 million, which is expected to be recognized over a weighted-average period of 2.2 years. The compensation expense will not be reversed if the performance metrics are not met.

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2015	2,647	$15.76
Granted	1,756	$13.89
Canceled	(512)	$15.15
Vested	(622)	$16.18
Nonvested shares subject to restricted stock units outstanding at June 30, 2016	3,269	$14.78

At June 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock units of approximately $41.0 million, which is expected to be recognized over a weighted-average period of 3.3 years.

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

As of June 30, 2016, the Company has reserved 1,100,149 shares of its common stock for issuance under the ESPP. Shares reserved for issuance will increase on January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. In May 2016, 93,416 shares of common stock were purchased under the ESPP. The Company estimated the total grant date fair value of the ESPP awards for the offering period ending in November 2016 of $0.5 million using a Black-Scholes model with the following assumptions: term of 6 months corresponding with the offering period; volatility of 58% based on the Company's historical volatility for a six month period; no dividend yield; and risk-free interest rate of 0.38%. Compensation costs are recognized on a straight-line basis over the offering period.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Cost of revenue	$108	$70	$170	$112
Sales and marketing	2,543	1,858	4,657	2,983
Technology and development	1,800	1,116	3,174	1,906
General and administrative	2,675	4,695	7,516	8,236
Total stock-based compensation expense	$7,126	$7,739	$15,517	$13,237
Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax provision of $4.9 million and an income tax benefit of $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and an income tax provision of $0.6 million and an income tax benefit of $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The tax provision for the three and six months ended June 30, 2016 is primarily the result of the domestic valuation allowance and the geographical mix of income and losses.
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
There were no material changes to the Company's unrecognized tax benefits in the three and six months ended June 30, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment and its managed data center facilities. Total rental expenses were $4.3 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $8.3 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, the Company entered into new operating leases. Future non-cancelable minimum commitments as of June 30, 2016 relating to these new operating leases totaling $0.2 million are due through March 2020.
The Company has rental income from commercial office space the Company holds under lease and has subleased to other tenants that is included in other income. Rental income was insignificant for the three and six months ended June 30, 2016.

Guarantees and Indemnification
The Company's agreements with sellers, buyers, and other third parties typically obligate it to provide indemnity and defense for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to the Company's own business operations, obligations, and acts or omissions. However, under some circumstances, the Company agrees to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. For example, because the Company's business interposes the Company between buyers and sellers in various ways, buyers often require the Company to indemnify them against acts or omissions of sellers, and sellers often require the Company to indemnify them against acts or omissions of buyers. In addition, the Company's agreements with sellers, buyers, and other third parties typically include provisions limiting the Company's liability to the counterparty, and the counterparty's liability to the Company. These limits sometimes do not apply to certain liabilities, including indemnity obligations. These indemnity and limitation of liability provisions generally survive termination or expiration of the agreements in which they appear. The Company has also entered into indemnification agreements with its directors, executive officers, and certain other officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations of employment of such persons.
Other Contracts
The Company is party to an engagement letter with an investment bank entered into in 2009 and amended in 2012. Pursuant to the engagement letter, the investment bank provided and may continue to provide strategic and consulting advice to the Company. The engagement letter also provides that, in case of a merger, tender offer, stock purchase, or other transaction resulting in the acquisition of the Company by another entity or the transfer of ownership or control of the Company or substantially all of its assets to another entity (a "Change in Control Transaction") that is consummated before December 7, 2016 or pursuant to a definitive agreement entered into before that date, (i) the investment bank will provide investment banking services in connection with a Change in Control Transaction, if requested by the Company, and (ii) the Company will pay to the investment bank a fee equal to 2.5% of the total consideration paid or payable to the Company or its stockholders in the Change in Control Transaction, whether or not the Company requests such investment banking services.
Claims and Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company's status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company's business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2016. However, based on management's knowledge as of June 30, 2016, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material effect upon the Company's consolidated financial position, results of operations or cash flows.
Note 10—Subsequent Events
Subsequent to June 30, 2016, the Company entered into new operating leases for office facilities. Future non-cancelable minimum commitments relating to the operating leases totaling $3.5 million are due from September 2016 to April 2019.
On July 24, 2016, the Company released 635,396 shares from escrow related to the acquisition of Chango.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, managed revenue (advertising spending), non-GAAP net revenue, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on mobile, video, and Orders opportunities, expanded header bidding solutions, and implementation of solutions to improve the advertising experience of consumers; investments in our business; development of our technology; introduction of new offerings; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video, and Orders offerings; sales growth; client utilization of our offerings; our competitive differentiation; our leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including take rate, paid impressions, and average CPM; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow rapidly and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our ability to maintain a supply of advertising inventory from sellers;

•	the effect on the advertising market and our business from difficult economic conditions;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•
our ability to introduce new offerings and bring them to market in a timely manner in response to client demands and industry trends, including shifts in digital advertising growth from display to mobile channels;

•	our ability to implement solutions to improve the advertising experience of consumers;

•	the increased prevalence of header bidding and its effect on our competitive position;

•	uncertainty of our estimates and expectations associated with new offerings, including private marketplace, mobile, Orders, automated guaranteed, video, and guaranteed audience solutions;

•	uncertainty of our estimates and assumptions about the mix of gross and net reported transactions;

•	declining fees and take rate and the need to grow through managed revenue (advertising spending) increases rather than fee increases;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google) where we are unable to participate;

•	the effects of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	our ability to differentiate our offerings, compete effectively and to maintain our pricing and take rate in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; and

•	our ability to develop and maintain our corporate infrastructure, including our finance, information technology, and data security systems and controls.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, we generally give guidance only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
Investors should read this report and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
We provide a complete technology solution to automate the purchase and sale of advertising for both buyers and sellers. Our highly scalable platform reaches approximately one billion Internet users globally on some of the world's leading websites and mobile applications. We help increase the volume and effectiveness of advertising, improving revenue for sellers and return on advertising investment for buyers.
Advertising takes different forms, referred to as advertising units, and is purchased and sold through different transactional methodologies, referred to as inventory types. Finally, it is presented to users through different channels. Our solution enables buyers and sellers to purchase and sell:

•	a comprehensive range of advertising units, including display and video;

•
utilizing various inventory types, including (i) direct sale of premium inventory, which we refer to as Orders, on a guaranteed, or fully reserved, basis, as well as on a non-guaranteed basis and (ii) real-time bidding, or RTB;

•
across digital channels, including mobile web, mobile application and desktop, as well as across various out-of-home channels, such as digital billboards, that are in the early stages of leveraging our advertising automation platform.

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

At the same time, buyers leverage our platform to manage their advertising spending across inventory types, advertising units, and channels, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from hundreds of sellers. We believe buyers use our platform because of our powerful solution and our direct relationships and integrations with some of the world's largest sellers.
Our platform incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds and over 12 trillion bid requests per month. Since 2012, we have processed over 200 trillion bid requests. Our solution is constantly self-optimizing based on our systems' ability to analyze and learn from vast volumes of data. The additional data we obtain from the volume of transactions on our platform help make our machine-learning algorithms more intelligent, leading to higher quality matching between buyers and sellers, better return on investment for buyers, and higher revenue for sellers. High quality matching helps us attract more sellers which in turn attracts more buyers and vice versa. We believe this self-reinforcing dynamic creates a strong platform for growth.
In addition to the United States, we have personnel and operations in Canada, England, France, Australia, Germany, Italy, Japan, Singapore, and Brazil. As of June 30, 2016, 172 of our 652 employees were based outside the United States.
We operate our business on a worldwide basis, with an established operating presence in North America and Europe and a developing presence in Asia and Latin America. With the exception of approximately $33.9 million in intangible assets in Canada, substantially all of our assets are U.S. assets. Excluding Canada, our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results, together with non-GAAP financial measures and the operational performance measure, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Our solution enables buyers and sellers to purchase and sell advertising inventory, by matching buyers and sellers, and establishing rules and parameters for open and transparent auctions of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our solution or advertising inventory we purchase from third-party exchanges. Sellers use our solution to monetize their inventory. We recognize revenue upon fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectibility being reasonably assured. We generally bill and collect the full purchase price of impressions from buyers, together with other fees, if applicable. We report revenue on a net basis for arrangements in which we have determined that we do not act as the principal in the purchase and sale of advertising inventory because pricing is determined through our auction process and we are not the primary obligor. We report revenue on a gross basis for arrangements in which we have determined that we act as the principal in the purchase and sale of advertising inventory because we have direct contractual relationships with and manage advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, we exercise discretion in establishing prices, we have credit risk, and we independently select and purchase inventory from the seller. In some cases, we generate revenue directly from sellers who maintain the primary relationship with buyers and utilize our solution to transact and optimize their activities. Our accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Our revenue, cash flow from operations, operating results, and non-GAAP financial and operational performance measures may vary from quarter to quarter due to the seasonal nature of overall advertiser spending in the market, as well as other circumstances that affect advertising activity. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand. Historically, the fourth quarter of the year has reflected our highest level of revenue, and the first quarter has reflected the lowest level of our revenue.
Our revenue may also be impacted by a shift in the mix of managed revenue (advertising spending) by inventory type and channel, changes in the fees we are able to charge or choose to charge buyers and sellers for our services (which drives take rate), whether we are the principal in the transactions and therefore report revenue on a gross basis, and other factors such as changes in the market, our execution of the business, and competition.

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
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and the sales bonuses paid to our sales organization, marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with customer relationships and backlog from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales organization focuses on increasing the adoption of our solution by existing and new buyers and sellers. We amortize acquired intangibles associated with customer relationships and backlog from our business acquisitions over their estimated useful lives.
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation and bonuses, and professional services associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from our business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net on our consolidated balance sheet. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
General and Administrative. Our general and administrative expenses consist primarily of personnel costs, including stock-based compensation and bonuses, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation, and other corporate-related expenses. General and administrative expenses also include amortization of internal use software development costs and acquired intangible assets from our business acquisitions over their estimated useful lives that relate to general and administrative functions and changes in fair value associated with the liability-classified contingent consideration related to acquisitions.
Other Expense, Net
Interest Expense, Net. Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities.
Other Income. Other income consists primarily of rental income from commercial office space the Company holds under lease and has subleased to other tenants.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound, Euro, Canadian Dollar, and Australian Dollar.

Provision (benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of federal, state, and foreign income taxes. Due to uncertainty as to the realization of benefits from our domestic and certain international net deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such net deferred tax assets. We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our anticipated future taxable earnings, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the domestic valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense or recognition of a benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Non-GAAP Financial Measures
In addition to our GAAP results, we review certain non-GAAP financial measures to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. These non-GAAP financial measures include managed revenue (advertising spending), non-GAAP net revenue, and Adjusted EBITDA, which are discussed immediately following the table below. Revenue and other GAAP measures are discussed under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Financial and non-GAAP Financial Measures:
Revenue (in thousands)	$70,511	$53,046	$139,743	$90,224
Managed revenue (advertising spending) (in thousands)	$257,413	$227,152	$505,910	$424,372
Non-GAAP net revenue (in thousands)	$65,108	$48,544	$128,668	$85,722
Net loss (in thousands)	$(2,677)	$(11,943)	$(393)	$(16,974)
Adjusted EBITDA (in thousands)	$18,439	$6,667	$33,897	$10,859
Operational Measure:
Take Rate	25.3%	21.4%	25.4%	20.2%

Managed Revenue (Advertising Spending)
We define managed revenue (advertising spending) as the advertising spending transacted on our platform. Managed revenue (advertising spending) does not represent revenue reported on a GAAP basis. Tracking our managed revenue (advertising spending) allows us to compare our results to the results of companies that report all or substantially all spending transacted on their platforms as GAAP revenue on a gross basis. We also use managed revenue (advertising spending) for internal management purposes to assess market share of total advertising spending and scale of our offerings.
Our managed revenue (advertising spending) may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, and other factors such as changes in the market, our execution of the business, and competition.
The following table presents the reconciliation of revenue to managed revenue (advertising spending):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Revenue	$70,511	$53,046	$139,743	$90,224
Plus amounts paid to sellers(1)	186,902	174,106	366,167	334,148
Managed revenue (advertising spending)	$257,413	$227,152	$505,910	$424,372

(1)	Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through our comprehensive inventory types and channels. The following tables present managed revenue (advertising spending) in dollar terms and by inventory type and channel and managed revenue (advertising spending) by inventory type and channel as a percentage of total managed revenue (advertising spending) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Managed revenue (advertising spending) by inventory type:
RTB	$194,528	$170,307	$387,631	$320,004
Orders	53,880	38,948	95,994	68,360
Static bidding(1)	9,005	17,897	22,285	36,008
Total managed revenue (advertising spending)	$257,413	$227,152	$505,910	$424,372

Managed revenue (advertising spending) by channel:
Desktop	$172,453	$176,574	$347,119	$334,732
Mobile	84,960	50,578	158,791	89,640
Total managed revenue (advertising spending)	$257,413	$227,152	$505,910	$424,372

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Managed revenue (advertising spending) by inventory type:
RTB	76%	75%	77%	75%
Orders	21%	17%	19%	16%
Static bidding(1)	3%	8%	4%	9%
Total managed revenue (advertising spending)	100%	100%	100%	100%

Managed revenue (advertising spending) by channel:
Desktop	67%	78%	69%	79%
Mobile	33%	22%	31%	21%
Total managed revenue (advertising spending)	100%	100%	100%	100%

(1)
Subsequent to June 30, 2016, the Company decided to terminate its offering related to static bidding as it represented an immaterial amount of our managed revenue (advertising spending) on our platform as advertising spending in the market has shifted from static bidding to RTB. The decision to end the static bidding offering enables the Company to reallocate resources to focus on mobile, video, and Orders growth initiatives. No material impact is expected on the Company's future results of operations as static bidding was expected to further decrease as compared to RTB and Orders.

Non-GAAP Net Revenue
We define non-GAAP net revenue as GAAP revenue less amounts we pay sellers that are included within cost of revenue for the portion of our revenue reported on a gross basis. Non-GAAP net revenue would represent our revenue if we were to record all of our revenue on a net basis. Non-GAAP net revenue does not represent revenue reported on a GAAP basis. Non-GAAP net revenue is one useful measure in assessing the performance of our business because it shows the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we apply under GAAP across different types of transactions, and facilitates comparison of our results to the results of companies that report all of their revenue on a net basis. A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult.
Our non-GAAP net revenue may be influenced by demand for our services, the volume and characteristics of managed revenue (advertising spending), and our take rate.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three and six months ended June 30, 2016 and 2015. Before our acquisition of Chango in April 2015, we reported all revenue on a net basis and therefore payments to sellers were not included in the cost of revenue before that date.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Revenue	$70,511	$53,046	$139,743	$90,224
Less amounts paid to sellers	5,403	4,502	11,075	4,502
Non-GAAP net revenue	$65,108	$48,544	$128,668	$85,722

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, interest income or expense, and other cash and non-cash based income or expenses, which mainly consist of foreign exchange gains and losses, acquisition and related items, and provision (benefit) for income taxes. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted EBITDA excludes non-cash and other cash items that we do not consider indicative of our core operating performance. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company's performance without regard to items such as those we exclude in calculating this measure, which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;

•
our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our performance, and Adjusted EBITDA is also used as a metric for determining payment of cash incentive compensation; and

•
Adjusted EBITDA provides a measure of consistency and comparability with our past performance that many investors find useful, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

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

•
Adjusted EBITDA does not reflect cash and non-cash charges and changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses and expenses associated with earn-out amounts;

•	Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Our Adjusted EBITDA is influenced by fluctuation in our revenue and the timing and amounts of our investments in our operations.

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Net loss	$(2,677)	$(11,943)	$(393)	$(16,974)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	5,190	4,191	9,759	7,565
Amortization of acquired intangibles	4,592	5,268	8,649	6,284
Stock-based compensation expense	7,126	7,739	15,517	13,237
Acquisition and related items	13	967	331	2,396
Interest (income) expense, net	(131)	11	(225)	23
Foreign currency (gain) loss, net	(578)	847	(317)	(1,343)
Provision (benefit) for income taxes	4,904	(413)	576	(329)
Adjusted EBITDA	$18,439	$6,667	$33,897	$10,859

Operational Performance Measure
Take Rate
Take rate is an operational performance measure calculated as non-GAAP net revenue divided by managed revenue (advertising spending). Reconciliations for revenue to both non-GAAP net revenue and managed revenue (advertising spending) are included within "Non-GAAP Financial Measures." We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers.
Our take rate (and our fees, which drive take rate) can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer's or seller's activity on our platform, mix of inventory types, the implementation of new products, platforms and solution features, auction dynamics, competitive factors, our strategic pricing decisions, and the overall development of the digital advertising ecosystem.
Industry Trends and Trends in Our Business
The digital advertising market generally, and RTB specifically, continue to experience rapid growth. In December 2015, International Data Corporation, or IDC, estimated RTB was a $10.3 billion global market in 2015 that will increase to $20.5 billion by 2019, and Orders was a $3.7 billion global market in 2015 that will grow to $34.1 billion by 2019. The compound annual growth rate for these market opportunities is 41% on a combined basis.
Another important trend in the digital advertising industry is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to IDC estimates, mobile advertising (excluding search advertising) was a $28.1 billion global market in 2015 that is expected to increase to $85.1 billion by 2019, a compound annual growth rate of 32%. We have significantly advanced our mobile capabilities through a combination of internal product development, strategic customer wins, increased mobile activity driven from existing buyer and seller customers, and international expansion, resulting in an increase in our mobile managed revenue (advertising spending) of 126% during the year ended December 31, 2015 compared to the year ended December 31, 2014, and 77% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
The growth of automated buying and selling of advertising is also expanding into new geographic markets, and in some markets the rate of adoption of automated digital advertising is greater than in the United States. Our managed revenue (advertising spending) in international markets, based upon seller location, grew to approximately 35% during the year ended December 31, 2015 compared to the year ended December 31, 2014, and 40% and 36% during the six months ended June 30, 2016 and 2015, respectively. We intend to continue to expand our business in existing territories served and enter new territories.

In the midst of these macro growth trends, other changes in the industry are having an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the rate of growth for traditional desktop display advertising, which has historically been our core business, as advertising spending on mobile continues to grow. Our managed revenue (advertising spending) for desktop increased 35% during the year ended December 31, 2015 compared to the year ended December 31, 2014; while it only increased by 4% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
The impact of the slowdown in the rate of growth for traditional desktop display advertising has been compounded for our business by the faster-than-expected industry migration to header bidding in North America in the first half of 2016. Header bidding increases competition for some inventory that we would otherwise be able to sell through our platform, with commensurate adverse revenue effects for us. This may continue to have an adverse impact on us, primarily in North America, in the second half of 2016. We do believe that, in the second half of the year and into 2017, our own header bidding solution—FastLane—will improve our competitiveness in the traditional desktop display market and will support our growth in mobile and video.
As a result of these rapid developments in the industry, growth in our traditional RTB desktop display business has decelerated significantly and can no longer be relied upon to drive the growth of our business. Our strategic focus is on high-growth areas—mobile, video, and Orders—that are expected to represent a majority of our managed revenue (advertising spending) in 2017. Our mobile managed revenue (advertising spending) increased by 126% during the year ended December 31, 2015 compared to the year ended December 31, 2014 and 77% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. However, despite our solid progress in mobile, our traditional RTB desktop display accounted for approximately 74% and 69% of our managed revenue (advertising spending) during the year ended December 31, 2015 and six months ended June 30, 2016, respectively, and is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of RTB and its slower growth trends will continue to have a significant effect on our growth until our managed revenue (advertising spending) mix has shifted more fully to higher-growth areas.
Another factor impacting our business is that most growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google, where we have been unable to participate. As a result, we are increasingly competing with other independent ad exchanges for the shrinking share of the overall market for digital advertising spending that is addressable by independent advertising exchanges and other intermediaries such as ourselves.

We also believe that customer demands for greater pricing transparency and lower fees will result in a reduction of our take rate. Buyers on our platform have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, and buyers will apply this pressure to us. Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity. In light of increasing market trends toward transparency, commodification of intermediary services, and disintermediation, we may voluntarily reduce our fees in an effort to be more competitive in attracting demand and capturing inventory. While fee reductions could make us more competitive, it is not clear whether they would result in increases in spending on our platform or whether any spending increases will compensate fully for the reduction in fees.

Another factor that we expect to contribute to declining take rate is an increase in Orders as a percentage of overall managed revenue (advertising spending) because Orders carries lower fees. An increase in Orders as a percentage of our managed revenue (advertising spending) could yield higher absolute non-GAAP net revenue despite lower fees due to the higher CPMs typically associated with Orders transactions, but it is not certain that this effect will be realized.
Our revenue, managed revenue, non-GAAP net revenue, cash flow from operations, Adjusted EBITDA, operating results, and certain operational and financial performance measures may also vary from quarter to quarter due to the seasonal nature of advertiser spending, as well as other circumstances that affect advertising activity. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand. Historically, the fourth quarter of the year reflects our highest level of revenue and managed revenue, and the first quarter reflects the lowest level of our revenue and managed revenue.

Although, our managed revenue (advertising spending) has increased period over period as a result of an increase in overall advertising spending in the market, increased use of our solutions by buyers and sellers, and increases in average CPM, we expect managed revenue (advertising spending) growth rates to decelerate year-over-year due to market and competitive pressures and deceleration in traditional desktop display. We also expect growth in revenue and non-GAAP net revenue to decelerate year-over-year through the remainder of 2016 due to deceleration in managed revenue (advertising spending) growth and decreases in our fees. Consequently, we expect lower year-over-year Adjusted EBITDA growth through the remainder of 2016. However, the effect on Adjusted EBITDA of the decrease in revenue growth may be partially offset by operating efficiencies. Finally, we expect take rate to decline over time due to changes in the inventory mix on our platform and reductions in fees we charge.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Revenue	$70,511	$53,046	$139,743	$90,224
Expenses:
Costs of revenue (1) (2)	17,540	14,009	34,323	20,570
Sales and marketing (1) (2)	21,966	22,161	43,244	37,210
Technology and development (1) (2)	13,294	10,390	25,737	18,804
General and administrative (1) (2)	16,390	17,984	36,995	32,263
Total expenses	69,190	64,544	140,299	108,847
Income (loss) from operations	1,321	(11,498)	(556)	(18,623)
Other (income) expense	(906)	858	(739)	(1,320)
Income (loss) before income taxes	2,227	(12,356)	183	(17,303)
Provision (benefit) for income taxes	4,904	(413)	576	(329)
Net loss	$(2,677)	(11,943)	$(393)	(16,974)

(1)	Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Costs of revenue	$108	$70	$170	$112
Sales and marketing	2,543	1,858	4,657	2,983
Technology and development	1,800	1,116	3,174	1,906
General and administrative	2,675	4,695	7,516	8,236
Total stock-based compensation expense	$7,126	$7,739	$15,517	$13,237

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Cost of revenue	$6,720	$5,258	$12,668	$8,729
Sales and marketing	1,970	3,240	3,562	3,745
Technology and development	606	479	1,204	733
General and administrative	486	482	974	642
Total depreciation and amortization expense	$9,782	$9,459	$18,408	$13,849

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	25%	26%	25%	23%
Sales and marketing	31%	42%	31%	41%
Technology and development	19%	20%	18%	21%
General and administrative	23%	34%	26%	36%
Total expenses	98%	122%	100%	121%
Income (loss) from operations	2%	(22)%	—%	(21)%
Other (income) expense, net	(1)%	2%	(1)%	(1)%
Income (loss) before income taxes	3%	(23)%	—%	(19)%
Provision (benefit) for income taxes	7%	(1)%	—%	—%
Net loss	(4)%	(23)%	—%	(19)%

*    Certain figures may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Revenue	$70,511	$53,046	$139,743	$90,224
Revenue increased $17.5 million, or 33%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in managed revenue (advertising spending) on our platform during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 of $30.3 million and an increase in take rate from 21.4% during the three months ended June 30, 2015 to 25.3% during the three months ended June 30, 2016. The increase in managed revenue (advertising spending) on our platform was driven by an increase in overall advertising spending in the market, particularly in mobile. These market trends were reflected in our results as the mobile share of our managed revenue (advertising spending), which mainly consists of RTB and Orders, increased from 22% for the three months ended June 30, 2015 to 33% for the three months ended June 30, 2016. Consistent with this trend, managed revenue (advertising spending) on a combined basis for RTB and Orders as a percentage of total managed revenue (advertising spending), which have been our main areas of growth, increased from 92% for the three months ended June 30, 2015 to 97% for the three months ended June 30, 2016 . The increase in take rate (and our fees, which drive take rate) was driven by auction dynamics, including the mix of buyers and sellers participating in our platform, their fee structures across inventory types, and the mix of inventory types through which they transacted on our platform.

Revenue increased $49.5 million, or 55%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily for the same reasons described above.

Revenue may be impacted by seasonality (in particular by the concentration of advertising spending in the fourth quarter), shift in the mix of managed revenue (advertising spending) by inventory type and channel, changes in the fees we are able to charge or choose to charge buyers and sellers for our services (which drives take rate), whether we are the principal in the transactions and therefore report revenue on a gross basis, and other factors such as changes in the market, our execution of the business, and competition.

We expect year-over-year revenue growth to decline through the remainder of 2016 due to an anticipated deceleration in managed revenue (advertising spending) growth resulting from market and competitive pressures, declining growth rates in desktop managed revenue (advertising spending), and a decreasing take rate. Factors that could contribute to declining take rate include changes in the inventory mix on our platform and implementation of fee reductions or lower-fee alternative pricing structures in response to market pressures or in an effort to be more competitive in attracting demand and capturing inventory. Lower fees may result in higher managed revenue (advertising spending) growth, but it is not clear that resulting managed revenue (advertising spending) increases would offset the revenue decreases resulting from fee reductions.
Cost of Revenue

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands, except percentages)
Costs of revenue	$17,540	$14,009	$34,323	$20,570
Percent of revenue	25%	26%	25%	23%
Cost of revenue increased by $3.5 million, or 25%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase of $1.5 million in depreciation and amortization expense, an increase of $0.9 million in amounts we paid sellers for transactions we reported on a gross revenue basis, and an increase in data center, hosting, and bandwidth costs of $0.7 million. The increase in depreciation and amortization expense was primarily attributable to an increase in depreciation of computer equipment and network hardware and the increase in amortization expense for developed technology as a result of the acquisition of Chango as the three months ended June 30, 2016 include a full quarter of amortization expense, while the three months ended June 30, 2015 only include amortization expense from the acquisition date in late April 2015 through June 30, 2015. The increase in amounts we pay sellers was attributable to a full quarter of transactions in which we report revenue on a gross basis during the three months ended June 30, 2016, while the three months ended June 30, 2015 only include amounts we pay sellers for such transactions from the Chango acquisition date in late April 2015 through June 30, 2015. The increases in data center, hosting, and bandwidth costs were primarily to support the increase in the use of our platform and international expansion efforts requiring additional data centers, hardware, software, and maintenance expenses.
Cost of revenue increased by $13.8 million, or 67%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the addition of $6.6 million in amounts we paid sellers for transactions we reported on a gross revenue basis and due to an increase of $3.9 million in depreciation and amortization expense. The increase in amounts we pay sellers was attributable to the fact that such amounts were not included in cost of revenue because transactions we report revenue on a gross basis did not commence until April 2015. The increases for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 for depreciation and amortization expense was primarily for the same reasons described above.
We expect cost of revenue to increase in absolute dollars in future periods as a result of additional spending on data centers, and personnel to build and maintain our technology and systems, as well as investments in developed technology through acquisitions. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels, the timing and amounts of investments, amortization of acquired technology from any future business combinations, changes in the estimated remaining useful life or impairment of current technology, and the volume of transactions we report on a gross basis and the amounts we pay sellers in those transactions.
During the three months ended June 30, 2016, we reduced the remaining estimated useful lives of developed technology associated with the acquisition of Chango, for which the amortization expense is reflected in cost of revenue; as a result, the increase in amortization expense included in cost of revenue during the three and six months ended June 30, 2016 includes $0.2 million in accelerated expense. In addition, amortization expense included in cost of revenue is expected to increase by $0.9 million for the remainder of 2016, $1.7 million in 2017, and $0.9 million in 2018 related to the reduction in the remaining estimated useful lives.
Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands, except percentages)
Sales and marketing	$21,966	$22,161	$43,244	$37,210
Percent of revenue	31%	42%	31%	41%

Sales and marketing expense decreased by $0.2 million, or 1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in depreciation and amortization of $1.3 million, offset by an increase in personnel costs of $0.9 million. The decrease in depreciation and amortization was mainly related to the full amortization of the backlog acquired in our business combinations as of December 31, 2015, resulting in a decrease of $1.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was partially offset by an increase in amortization expense for acquired intangibles associated with the acquisition of Chango as the three months ended June 30, 2016 include a full quarter of amortization while the three months ended June 30, 2015 only include amortization expense from the acquisition date in late April 2015 through June 30, 2015. The increase in personnel costs was primarily due to an increase in sales and marketing headcount resulting from continued hiring and the acquisition of Chango in April 2015. As a percentage of revenue, sales and marketing expenses decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, and the decrease in sales and marketing expenses.
Sales and marketing expense increased by $6.0 million, or 16%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in personnel costs of $5.0 million for the same reasons described above. As a percentage of revenue, sales and marketing expenses decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in sales and marketing expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our domestic and international business, and through acquisitions. Sales and marketing expense may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing and amounts of our investments, seasonality in our industry and business, increased amortization as a result of customer relationship intangibles acquired in any future business combinations, and any changes in the estimated remaining useful life or impairment of current customer relationships.
During the three months ended June 30, 2016, we reduced the remaining estimated useful life of customer relationships associated with the acquisition of Chango, for which the amortization expense is reflected in sales and marketing; as a result, the decrease in total amortization expense included in sales and marketing during the three and six months ended June 30, 2016 was partially offset by an increase due to $0.4 million in accelerated expense. In addition, amortization expense included in sales and marketing is expected increase by $2.3 million for the remainder of 2016, $4.5 million in 2017, and $1.5 million in 2018 related to the reduction in the remaining estimated useful life.
Technology and Development

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands, except percentages)
Technology and development	$13,294	$10,390	$25,737	$18,804
Percent of revenue	19%	20%	18%	21%
Technology and development expense increased by $2.9 million, or 28%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in personnel costs of $1.7 million due to an increase in headcount resulting from continued hiring of engineers to maintain and support our technology and development efforts.
Technology and development expense increased by $6.9 million, or 37%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in personnel costs of $4.3 million, and to a lesser extent, an increase due to software license expense of $0.8 million. The increase in personnel costs was primarily for the same reasons described above. The increase in software license expenses was primarily due to annual increases in our existing licenses and additional licenses to maintain and support our technology and development efforts.

We expect technology and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our technology and development efforts, and through investments in developed technology through acquisitions; however, the timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects, increased amortization as a result of non-compete intangibles acquired in future business combinations, the timing and amounts of future capitalized internal use software development, amortization of acquired technology from any future business acquisitions, and any changes in the estimated remaining useful life or impairment of current technology.
General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands, except percentages)
General and administrative	$16,390	$17,984	$36,995	$32,263
Percent of revenue	23%	34%	26%	36%
General and administrative expense decreased by $1.6 million, or 9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in personnel costs of $1.8 million primarily due to the reversal of stock-based compensation for unvested awards for terminated employees. As a percentage of revenue, general and administrative expenses decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, and the decrease in general and administrative expenses.
General and administrative expense increased by $4.7 million, or 15%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily due to an increase in personnel costs of $2.0 million. The increase in personnel costs was primarily due to increased headcount. The remaining drivers were individually insignificant. As a percentage of revenue, general and administrative expenses decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in general and administrative expenses.
We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including professional services fees, insurance premiums and compliance costs. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.

Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(in thousands)
Interest (income) expense, net	$(131)	$11	$(225)	$23
Other income	(197)	—	(197)	—
Foreign exchange (gain) loss, net	(578)	847	(317)	(1,343)
Total other (income) expense, net	$(906)	$858	$(739)	$(1,320)
The increase in interest income, net during the three and six months ended June 30, 2016 was primarily attributable to interest income from the Company's marketable securities.
The increase in other income, net during the three and six months ended June 30, 2016 was primarily attributable to the Company subleasing certain commercial office space the Company holds under lease and has subleased to other tenants.

Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three and six months ended June 30, 2016 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions.

Provision (benefit) for Income Taxes
Our income tax provision of $4.9 million and income tax benefit of $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and our income tax provision of $0.6 million and income tax benefit of $0.3 million for the six months ended June 30, 2016 and 2015, respectively, are primarily the result of the domestic valuation allowance and the geographical mix of income and losses.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, the cash flow that we generate from our operations, and our credit facility with Silicon Valley Bank, or SVB. At June 30, 2016, we had cash and cash equivalents of $147.2 million, of which $26.7 million was held in foreign currency cash accounts, and restricted cash of $0.1 million. At June 30, 2016, we had no amounts outstanding under our credit facility and $40.0 million was available for borrowing.
At our option, loans under the credit facility may bear interest based on either the LIBOR rate or the prime rate plus, in each case, an applicable margin. The applicable margins under the credit facility are (i) 2.00% or 3.50% per annum in the case of LIBOR rate loans, and (ii) 0.00% or 1.50% per annum in the case of prime rate loans (based on SVB's net exposure to us after giving effect to unrestricted cash held at SVB and its affiliates plus up to $3.0 million held at other institutions). In addition, an unused revolver fee in the amount of 0.15% per annum of the average unused portion of the credit facility is payable by us to SVB monthly in arrears.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At June 30, 2016, our fixed charge coverage ratio was 825.7 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at June 30, 2016.
We believe our existing cash and cash flow from operations, together with the undrawn balance under our credit facility with SVB, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, particularly if we decide to pursue an acquisition or other strategic investment. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A: "Risk Factors."
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
There can be no assurances that we will be able to raise additional capital, and inability to raise additional capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2016	June 30, 2015

	(in thousands)
Cash flows provided by operating activities	$33,250	$28,626
Cash flows provided (used) in investing activities	(11,593)	(33,906)
Cash flows provided by financing activities	9,110	7,364
Effects of exchange rate changes on cash and cash equivalents	(78)	(46)
Change in cash and cash equivalents	$30,689	$2,038

Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in receipts from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support our business. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. As our revenue earned directly from advertisers and agencies increases, the amount of receipts from buyers collected in advance of payments to sellers will decrease.
For the six months ended June 30, 2016, cash provided by operating activities of $33.3 million resulted from our net loss of $0.4 million, adjusted for non-cash expenses of $33.3 million, and net changes in our working capital of $0.3 million. The net change in operating working capital was primarily related to a decrease in accounts receivable of approximately $59.6 million, offset by a decrease in accounts payable and accrued expenses of approximately $59.3 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality.
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
During the six months ended June 30, 2016, we used $11.6 million of cash in investing activities, consisting primarily of $15.7 million of investments in available-for-sale securities, $5.0 million of investments in our internal use software, and $3.9 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at June 30, 2016. These cash outflows were offset by inflows of $12.8 million due to maturities of available-for-sale securities and decrease in restricted cash by $0.3 million.
During the six months ended June 30, 2015, we used $33.9 million of cash in investing activities, consisting primarily of $18.1 million of investments in available-for-sale securities, $8.6 million for the acquisition of Chango, net of cash acquired, $4.2 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at June 30, 2015, and $4.1 million of investments in our internal use software. In conjunction with our corporate office building lease, restricted cash decreased by $1.1 million.

Financing Activities
Our financing activities consisted primarily of the issuance of shares of common stock upon the exercise of stock options.

For the six months ended June 30, 2016, cash provided by financing activities of $9.1 million was primarily due to proceeds of $12.9 million from stock option exercises and proceeds of $1.1 million from issuance of common stock under the employee stock purchase plan, offset by $4.9 million in income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.

For the six months ended June 30, 2015, cash provided by financing activities of $7.4 million was primarily due to proceeds of $6.7 million from stock option exercises and proceeds of $0.8 million from issuance of common stock under the employee stock purchase plan.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2016 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through January 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2015, we entered into new operating leases. Future non-cancelable minimum commitments as of June 30, 2016 relating to these operating leases totaling $0.2 million are due through March 2020.
There were no significant changes to the Company's unrecognized tax benefits in the six months ended June 30, 2016, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2016.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at June 30, 2016. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2016, including intercompany balances, would result in a foreign currency loss of approximately $2.1 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2016. However, based on our knowledge as of June 30, 2016, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors
The following description of risk factors includes changes to risk factors associated with the Company's business previously disclosed in our first quarter 2016 Form 10-Q under the heading "Risk Factors," and accordingly this description of risk factors should be considered most current. Investing in our common stock involves a high degree of risk, including the risks described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider the risks set forth below and the other information contained in this report, including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. However, this report cannot anticipate and fully address all possible risks of investing in our common stock, and the risks of investing in our common stock may change over time. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
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
In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of the reach of our solution into evolving digital media, continued growth into new geographic markets, shift of our business mix to emphasize higher growth channels and ad units, and the implementation of new offerings.
Historically, real-time bidding, or RTB, open-market transactions, particularly for desktop display advertising, have provided most of the activity on our platform. However, other transaction types, such as private marketplace and guaranteed transactions, other channels, such as mobile and out-of-home, and other advertising units, such as video, have begun or are expected to grow faster than open-market RTB desktop display. We expect our historical open-market RTB desktop display advertising business to continue to be an important source of revenue for us, but consistent with market trends, growth in our RTB desktop display business has decelerated significantly and cannot be relied upon to drive the growth or our business. In order for us to grow and compete effectively, we must continue to increase our business in other areas of digital advertising. We must build upon our early momentum in private marketplace and guaranteed transactions and mobile and out-of-home channels and expand our business in other areas, particularly video. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms and advertising units, many of which are outside the historical scope of business conducted by our large DSP buyer clients, and adapt the pricing and other terms we make available in response to changing market conditions. Our growth plans also depend on our ability to further increase our international business in existing and new markets, significantly expand the use of our private marketplace offerings, and effectively drive increasing automation in the advertising industry through implementation of new offerings. In order to innovate successfully, we must hire, train, motivate, and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology, buyer or seller relationships, and the scope of their product offerings. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google), where we are unable to participate. Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.

Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
Our future success will depend in part upon our ability to enhance our existing solution, to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements, and to persuade buyers and sellers to adopt our new solutions. New elements of our offering must compete with established competitors and may require significant investment in development and marketing to achieve parity, and buyers and sellers may not be ready to adopt new solutions we acquire or develop. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our solutions are complex and can require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in buyer and seller requirements, market demands, resource availability, regulatory requirements or other factors. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, solutions that respond appropriately to the needs of buyers and sellers, and competitors may develop offerings that more successfully anticipate market evolution and address market expectations. If our solution is not responsive and competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration or preference for competitors' offerings or self-developed capabilities.
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
Our expectations regarding the growth prospects of our buyer offerings may be incorrect, and we may not realize a return from our investments in that area.
In order to increase the demand on our platform, we have made significant investments in our buyer offerings, including through our acquisition in April 2015 of Chango Inc. However, our intent marketing business has grown slower than anticipated, and performed below our expectations due to changes in the market, stronger offerings by competitors, pricing pressures, and other factors. As a result, we are adapting our buyer offerings based upon various assumptions and expectations, including market growth, acceleration in the development of our Orders business, and viability of our guaranteed audiences initiative. We compete for demand with well-established companies that have technological advantages stemming from their experience in the market, and we must continue to adapt and improve our demand technology to compete effectively. Client demands for transparency and pricing concessions have increased significantly, and more quickly than we previously expected, making it difficult for us to increase our business with some clients, causing others to reduce their spending, reducing our take rate in some transactions with demand sources, requiring us to provide less expensive self-service offerings and more transparent pricing alternatives. Buyers and sellers may not embrace our offering due to various factors, including the perception that competitors have superior technology or produce better results.

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
Due to increased usage of mobile devices and resulting migration of ad spending to mobile platforms, we have invested heavily in our mobile technology and are relying to a significant degree on our mobile offerings to fuel our continued growth. The mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solutions less competitive. Because mobile advertising uses different data-capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China and India, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in achieving our goals in this market. Moreover, buyers' spending to reach consumers through mobile advertising may evolve more slowly than expected, or not grow to levels we anticipate. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth is largely dependent on the success of our new Exchange API technology, and there can be no assurance that this technology will continue to work as anticipated, without costly bugs or errors. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile-connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems, applications, or Internet browsers for any reason, our ability to generate revenue through mobile advertising could be significantly harmed.
Our growth depends upon our ability to attract and retain buyers and sellers and increase business with them. Buyers and sellers are free to direct their spending and inventory to competing sources of inventory and demand, and large competitors with direct mobile user relationships and proprietary first-party user data have invested early and heavily in mobile advertising solutions, have many established relationships with mobile buyers and sellers that may be difficult for us to replicate, and may provide more compelling solutions than we do. Most of the application providers selling inventory through our platform utilize software development kits, or SDKs, and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in rapid and significant reduction of the amount of mobile inventory available through our platform, which in turn would adversely affect our mobile managed revenue (advertising spending) and growth prospects.
Market pressure may result in a reduction in spending on our platform or a reduction in the fees or prices we charge on our platform, which could have a material adverse effect on our business and reduce our take rate.
A majority of our managed revenue (advertising spending) comes from demand side platform, or DSP, buyers purchasing advertising inventory in RTB transactions on our platform. Our proprietary auction algorithms include a buyer fee for use of our technology, and we have typically charged buyers a variable price for real-time bidding impressions without specifying the amount or method of determination of the fee that is included in the price. Like other industry participants, DSPs have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, and DSPs may in turn apply this pressure to us. We also charge fees to sellers for use of our technology, typically as a percentage of the cost of media. As is normal in most industries and companies, the introduction of new offerings requires different pricing rates or structures. Projecting a market's acceptance of a new price or structure is imperfect and we may price too high or too low, both of which may carry adverse consequences. Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity. In addition, we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors. Further, in light of increasing market trends toward transparency, commodification of intermediary services, and disintermediation, we may voluntarily reduce our fees in an effort to be more competitive in attracting demand and capturing inventory.

In addition to the fee-based business we have historically conducted with buyers that purchase through our auction platform, and beginning in April 2015, we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. In lieu of charging fees for this service, our model has been to attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. This business is more risky than our fee-based model but also offers opportunities for greater margins. However, as a result of competitive pressure and growing demands for pricing transparency and fee concessions throughout the advertising technology business, we have begun to experience some margin compression in this part of our business.
If large buyers or sellers, or large numbers of small buyers or sellers, are able to compel us to charge lower fees or provide fee concessions or refunds, or to reveal or reduce our margins in intent marketing transactions, we may not be able to maintain appropriate volumes of inventory supply and demand without agreeing to these concessions. We also may face the risk that, where a buyer is dissatisfied with the execution of a transaction on our platform, a buyer may request a refund from us of the managed revenue (advertising spending) on the transaction notwithstanding that we have only collected a fee on the transaction and may not have the ability to recover the full amount of spending associated with the transaction from the counter party. In addition, the fees we charge and margins we earn are likely to change in response to evolution in the market, customer demands, market opportunities, new products, or competitive pressure. If we cannot maintain and grow our revenue and profitability through volume increases that compensate for any price reductions, or if we are forced to make significant fee concessions or refunds, or if buyers reduce spending with us due to fee disputes or pricing issues, our revenue, take rate, the value of our business, and the price of our stock could be adversely affected.
We have a history of losses and may not achieve or sustain profitability in the future.
We reported net losses of $0.4 million and $17.0 million during the six months ended June 30, 2016 and 2015, respectively. We reported net income of $0.4 million during the year ended December 31, 2015 and incurred net losses of $18.7 million and $9.2 million during the years ended December 31, 2014 and 2013, respectively. As of June 30, 2016, we had an accumulated deficit of $80.7 million. We may not be able to sustain the revenue growth we have experienced in recent periods, and revenue may decrease due to competitive pressures, maturation of our business, or other factors. Our expenses have increased with our revenue growth, primarily due to substantial investments in our business. Our historical revenue growth should not be considered as indicative of our future performance. We expect our expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by hiring engineering, sales, marketing, and related support employees, investing in our technology and infrastructure, and developing additional digital media platforms, such as mobile and video. Accordingly, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.
Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with an investment in our common stock.
We were incorporated in 2007 and consequently have only a limited operating history upon which our business and future prospects may be evaluated. We may not be able to sustain the rate of growth we have achieved to date, or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including allocating and making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; recruiting; integrating, motivating, and retaining qualified employees; developing relationships with buyers and sellers; developing new solutions; integrating new technologies or companies we acquire; and establishing and maintaining our corporate infrastructure, including internal controls relating to our financial and information technology systems. We must improve our current operational infrastructure and technology to support significant growth and to respond to the evolution of our market and competitors' developments. Our business prospects depend in large part on our ability to:

•	build and maintain our reputation for innovation and solutions that meet the evolving needs of buyers and sellers;

•	distinguish ourselves from the wide variety of solutions available in our industry;

•	maintain and expand our relationships with buyers and sellers;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	attract, hire, integrate and retain qualified employees;

•	effectively execute upon our international expansion plans;

•	evaluate new acquisition targets, and successfully integrate acquired companies' business and technologies;

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
As a result of various factors, our operating results may fluctuate significantly, be difficult to predict, and fall below analysts' and investors' expectations.
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

•
changes in pricing of advertising inventory or pricing for our solutions and our competitors' offerings, including potential reductions in our pricing and overall take rate as a result of competitive pressure, changes in supply, improvements in technology and extension of automation to higher-value inventory, uncertainty regarding rate of adoption, changes in the allocation of demand spend by buyers, changes in revenue mix, auction dynamics, pricing discussions or negotiations with clients and potential clients, and other factors;

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
Because significant portions of our expenses are relatively fixed, variation in our quarterly revenue could cause significant variations in operating results and resulting stock price volatility from period to period. In order to minimize adverse effects of pricing pressure on revenue, we must increase our scale and add more high-value inventory, which requires ongoing investment that can have an adverse effect at the expense of earnings and might ultimately be unsuccessful. Period-to-period comparisons of our historical results of operations are not necessarily meaningful, and historical operating results may not be indicative of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

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
Our revenue, non-GAAP net revenue, managed revenue (advertising spending), cash flow from operations, operating results, and other key performance measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Seasonal fluctuations historically have been less apparent due to our historical revenue growth, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could result in material fluctuations of our revenue, cash flow, operating results and other key performance measures from period to period.
Our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we assimilate new employees, we could lose the innovation, creativity and teamwork fostered by our culture.
We are undergoing rapid growth, including in our employee headcount. As of June 30, 2016, we had 652 employees. We expect that significant additional hiring will be necessary to support our strategic plans, including increased hiring in other countries. We have in the past added significant numbers of employees through acquisitions, including as a result of our acquisition of Chango in April 2015, and we may continue to do so. This rapid influx of large numbers of people from different business and geographic backgrounds may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
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
Further, the digital advertising industry is relatively new and complex, and evolving, and there are relatively few publicly traded companies operating in the business. Consequently, the digital advertising industry may not be as widely followed or understood in the financial markets as more mature industries. The markets may not fully appreciate our particular place in the industry and our strengths and differentiating factors. Problems experienced by one industry participant (even private companies) or issues affecting a part of the business have the potential to have adverse effects on other participants in the industry or even the entire industry. Emerging understanding of how the digital advertising industry operates has spurred privacy concerns and misgivings about exploitation of consumer information and prompted regulatory responses that limit operational flexibility and impose compliance costs upon industry participants.

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
As we process transactions through our solutions, we are able to collect significant amounts of information about advertisements, their buyers and sellers, and the transactions in which they are placed. This includes buyer and seller preferences and requirements for media and advertisement content and specifications such as placement, size and format; pricing of advertisements; and auction activity such as price floors, bid response behavior, and clearing prices. We also are able to collect non-personally identifiable information about users, including browser or device location and characteristics; online behavior; exposure to and interaction with advertisements; and inferential data about purchase intentions and preferences. We collect this data through various means, including from our own systems, pixels that sellers allow us to place on their websites to track user visits, software development kits installed in mobile applications, and cookies (which are discussed below). Our sellers and buyers also may provide us with their proprietary data about users.
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
We use "cookies," or small text files placed through an Internet browser on an Internet user's computer, to gather data to enable our solution to be more effective. Our cookies record non-personally identifiable information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen, and browser or device information. We may also receive information from cookies placed by buyers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user's browser, reducing the ability of buyers to make accurate decisions about which inventory to purchase for an advertising campaign. This could make placement of advertising through our solution less valuable, with commensurate reduction in pricing. If our ability to use cookies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookie data, which could be time consuming to develop or costly to obtain, less effective than our current use of cookies, and subject to additional regulation.
Cookies are an important component of our ability to provide a satisfactory offering to our customers, and our continued use of cookies is vulnerable to actions by sellers of inventory, consumers, and regulators. For example, the European Union, or EU, Cookie Directive directs EU member states to ensure that Internet users consent to storing or accessing information on their devices, such as through a cookie. Because we lack a direct relationship with Internet users, we rely on our sellers to obtain such consent. Some EU member states have interpreted the Cookie Directive to require sellers to provide increasingly granular data to end users about cookies placed in the course of delivering an advertisement, including cookies placed by us, or by buyers using our technology, in order to obtain effective consent. Providing this granular level of data may be difficult, and in some cases where a buyer is non-responsive or recalcitrant, may not be possible. Further, such disclosures may conflict with data provisions in our contracts with buyers and sellers designed to protect information the buyer deems to be confidential or proprietary, or may require us to impose additional contractual requirements on buyers or sellers. As a result, these types of disclosure requirements, as well as any other limitations on our or our buyers' ability to place or use third party cookies, may impair our ability to provide services in certain jurisdictions.
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

If the use of "third-party cookies" or digital advertising generally is rejected by Internet users, through opt-out or ad-blocking technologies or other means, or if other consumer choice mechanisms like "Do Not Track" and "Limit Ad Tracking" inhibit our ability to collect and use data about end users, our performance may decline and we may lose buyers and revenue.
Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our solution. First, cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers allow Internet users to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the user intends to interact with) or third-party cookies (placed by parties, like Rubicon Project, that have no direct relationship with the user), and some browsers, such as Safari, may block third-party cookies by default. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices based upon the Android and iOS operating systems limit the ability of cookies to track users while they are using other applications other than their web browser on their device. As a consequence, fewer of our cookies or sellers' cookies may be set in browsers or accessible in mobile devices, which would adversely affect our business.
Second, some Internet users also download free or paid "ad blocking" software, not only for privacy reasons, such as a desire to avoid being targeted for ads based upon location or online activity, but also to counteract the adverse effect advertisements can have on users' experience, including increased load times, data consumption, and screen overcrowding. Similar ad-blocking technology has also recently emerged for mobile devices. Such ad-blocking technology may prevent certain third-party cookies, or other tracking technologies, from being stored on a user's computer or mobile device. If more Internet users adopt these measures, our business could be harmed. Estimates of the use of ad-blocking technologies vary by user population, type of media content, geography, and other factors, and the ultimate prevalence and effect of ad-blocking technologies is not certain, but it could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed "acceptable," which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.
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
Third, current versions of the most widely used web browsers allow users to send "Do Not Track" signals to indicate that they do not wish to have their web usage tracked. However, there is currently no definition of "tracking" and no standards regarding how to respond to a "Do Not Track" preference that are accepted or standardized in the industry. The World Wide Web Consortium, or W3C, chartered a "Tracking Protection Working Group" in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary "Do Not Track" standard for the web. The W3C is continuing to work on a policy specification that will provide guidance as to how websites and buyers should respond to a "Do Not Track" signal. The W3C's current draft policy specification, which has not yet been finalized, allows first parties to continue to track users, even if the users have enabled the "Do Not Track" signal in their web browser. At the same time, the draft policy specification would prevent third parties, like us, from any further tracking of such users across the Internet. This policy specification has not been finalized, and it remains unclear to what extent that specification will be accepted by legislators and regulators worldwide. Nonetheless, if we are required to respond to "Do Not Track" signals as required by the W3C's current draft policy specification, we may be placed at a significant competitive disadvantage compared to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solutions.
Even absent an industry standard, various government authorities have indicated an intent to implement some type of "Do Not Track" standard. For example, the Federal Trade Commission, or FTC, and the European Commission, which proposes legislation to the European Parliament, have previously stated that they will pursue a legislative solution if the industry does not agree to a standard. Additionally, the "Do Not Track Online Act of 2015" was recently introduced in the US Senate, and members of the U.S. House of Representatives have also issued public statements supporting the idea of a legislative solution. Such legislation or regulation may affect our ability to collect or use data collected through our platform when a user enables "Do Not Track," and may also include a distinction between first-party and third party collection and usage of data, similar to the distinction in the W3C's current draft policy specification, which may impact our ability to compete in the marketplace.

The California Online Privacy Protection Act of 2003 requires operators of websites or online services to disclose how the operator responds to "Do Not Track" signals regarding the collection of personally identifiable information about an individual consumer's online activities over time and across third-party websites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer's online activities over time and across different websites or online services. It is possible that other states or the U.S. government could adopt similar legislation. While we do not collect data that is traditionally considered personally identifiable information in the United States without user consent, we may nonetheless elect to respond to such legislation by adopting a policy to discontinue profiling or web tracking in response to "Do Not Track" requests, and it is possible that we could in the future be prohibited from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to optimize and target advertisements and the value of our services.
Fourth, in addition to "Do Not Track" options, certain mobile devices allow users to "Limit Ad Tracking" on their devices. Like "Do Not Track," "Limit Ad Tracking" is a signal that is sent by particular mobile devices when a user chooses to send such a signal. While there is no clear guidance on how third parties must respond upon receiving such a signal, it is possible that buyers, sellers, regulators, or future legislation may dictate a response that would limit our access to data, and consequently negatively impact the effectiveness of our solution and the value of our services on mobile devices.
These mechanisms for users to limit the presence of advertising in their online activities generally stem from a failure of the advertising technology industry to consider adequately the needs and preferences of the users sellers serve and buyers try to reach, and resulting user sentiment that digital advertising is often intrusive or irrelevant and can degrade users' online experience. The industry will evolve to address these issues, presenting not only opportunities for advertising technology companies that can help improve the user experience, but also risks for those that don't.
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
The U.S. government, including the FTC and the FCC, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate is currently considering enacting the Location Privacy Protection Act, which would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. More recently, the FTC has announced that it plans to issue guidance on the tracking and delivery of targeted advertisements to consumers across multiple devices. The FTC has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children. In addition, the European Union has adopted a General Data Protection Regulation, Regulation (EU) 2016/679 or the "GDPR," that will supersede the EU Data Protection Directive. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solutions in Europe. Further, the European Union has indicated that it intends to propose reforms to the EU Cookie Directive governing the use of technologies to collect consumer information. The UK decision to leave the European Union may add cost and complexity to our compliance efforts. The UK is an important geography for us and we have structured our EU privacy and data protection compliance in a UK-centric way by using our UK subsidiary as our EU data controller. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance mechanisms and adapt separately to any new UK requirements. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

Additionally, although we do not currently collect from consumers data that is traditionally considered personal data in the United States, such as names, contact information, or financial or health data in the ordinary course of providing our solution (except to the limited extent personal data is voluntarily submitted by a user or collected by us with the user's knowledge and consent), we typically do collect and store IP addresses, geo-location information, and persistent identifiers. Some of this data are or may be considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. For example, some jurisdictions in the EU already regard IP addresses and unique device identifiers as personal data, and certain regulators, like the California Attorney General's Office and the FTC, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California and Federal law. Evolving definitions of personal data, within the EU, the United States and elsewhere, especially relating to the classification of IP addresses, geo-location data, and persistent identifiers, may cause us in the future to change our business practices, diminish the quality of our data and the value of our solution, and hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States. They might likewise result in additional regulatory, legislative or public scrutiny, including investigations.
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
The EU's recently finalized General Data Protection Regulation, which restricts the transfer of personal data of EU residents to the United States, as well as the Court of Justice of the European Union's recent opinion invalidating the EU-U.S. Safe Harbor which previously allowed the transfer of such personal data to the United States, could require us to adopt costly compliance mechanisms, subject us to increased regulatory scrutiny, and hamper our plans to expand our business in Europe.
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

We previously relied upon the Safe Harbor Framework to allow us to transfer certain personal data of EU Subjects, including both data about our employees and consumer data that is collected and processed through our technology, to the United States. In 2015, however, the Court of Justice of the European Union issued an opinion concluding that the Safe Harbor Framework is not sufficient to allow transfers of personal data of EU subjects to the United States. Therefore, we can no longer rely on the Safe Harbor Framework to justify the transfer of personal data of EU subjects to the United States. Instead, we must rely on alternative compliance measures, which are complex, which may also be subject to legal challenge, and which, unlike the Safe Harbor Framework, directly subject us to regulatory enforcement by data protection authorities located in the European Union. As a result, by relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Being forced to rely on alternative compliance measures could also affect the market for our technology, as EU customers may choose to do business with EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.
Additionally, the EU recently adopted the GDPR, which will supersede the Data Protection Directive in May 2018, or perhaps earlier in some jurisdictions. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Implementing these policies before the GDPR takes effect will take considerable time and resources, and could result in slowing our ability to develop, acquire, or enter into agreements to use new products, technologies, or types of data. Further complicating this effort, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the EU.
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
Potential liabilities to Internet users include malicious activities, such as the introduction of malware into users' computers through advertisements served through our platform, and code that redirects users to sites other than the ones users sought to visit, potentially resulting in malware downloads or use charges from the redirect site. Sellers of advertisement space purchased through our solution often have terms of use in place with their users that disclaim or limit their potential liabilities to such users, or pursuant to which users waive rights to bring class-action lawsuits against the sellers related to advertisements. Certain of our competitors are also prominent sellers, and may be able to include protections in their website terms of use that also limit liability to users of their advertising services. We generally do not have terms of use in place with such users. As a consequence, we generally cannot disclaim or limit potential liabilities to such users through terms of use, which may expose us to greater liabilities than competing advertising networks that are also prominent sellers.
Changes in market standards applicable to our solution could require us to incur substantial additional development costs.
Market forces, competitors' initiatives, regulatory authorities, industry organizations, seller integration revisions, and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. We expect compliance with these kinds of standards to become increasingly important to buyers and sellers, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our solution is not consistent with emerging standards, our market position and sales could be impaired. If we make the wrong decisions about compliance with these standards, or are late in conforming, or if despite our efforts our solution fails to conform, our offerings will be at a disadvantage in the market to the offerings of competitors who have complied.

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
In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of Internet advertising. However, in the past, some of these guidelines have not comported with our business practices, making them difficult for us to implement. If we encounter difficulties in the future, or our opt-out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, buyers, sellers, or other private parties. Any such action against us could be costly and time consuming, require us to change our business practices, divert management's attention and our resources, and be damaging to our reputation and our business. In addition, we could be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business. As a result of such inconsistencies or conflicts, or other business or legal considerations, we may choose not to comply with some self-regulatory guidelines. Additionally, as we expand geographically, we may begin to operate in jurisdictions that have self-regulatory groups in which we do not participate. If we fail to abide by or are perceived as not operating in accordance with applicable laws and regulations and industry best practices, or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer and we could lose relationships with buyers and sellers.

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
Generally, our buyers and sellers are not obligated to provide us with any minimum volumes of business, may do business with our competitors as well as with us, and may bypass us and transact directly with each other or through other intermediaries. Most of our business with buyers originates pursuant to arrangements that are limited in scope and can be reduced or canceled by the buyer without penalty. Similarly, sellers make inventory available to us on a discretionary basis. Accordingly, our business is highly vulnerable to changes in the macro environment, price competition, and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers or sellers to migrate to competitors' offerings. Further, if our relationships with buyers or sellers become strained due to service failures or other reasons, including possible perceptions by our buyers that we compete with them, it might not be difficult for these clients to reduce or terminate their business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current buyers and sellers will continue to use our solution or that we will be able to replace lost buyers or sellers with new ones. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solution, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.
The emergence of header bidding may reduce the amount or value of inventory available to us from some sellers.
Sellers have begun to embrace so-called header bidding, by which impressions that would previously have been exposed to different potential sources of demand in a sequence dictated by ad server placement are instead available for concurrent competitive bidding by demand sources that use header bidding tags that the seller accepts. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. However, the number of header bidding tags that sellers accept is limited because too many header bidding tags can cause delays in the transaction execution process, and therefore we must compete with other demand sources for sellers' header bidding slots. With sellers that accept our header bidding tags, we may be able to participate in improved demand dynamics by competing for impressions that would previously have been allocated first to demand sources prioritized above us in the seller's ad server, with accompanying potential for improved revenue. However, some sellers may not accept our header bidding tags, and our opportunities with those sellers may be impaired as a result. Certain sources of demand with unique value propositions may be prioritized by sellers in their allocation of available header bidding slots, leaving us to compete with other competitors for the remainder. Further, header bidding allows smaller competitors with less demand and/or fewer established seller relationships to compete for higher-value impressions on a more even footing. Just as header bidding allows us to compete with demand sources that would previously have been above us in sellers' ad server sequences, it exposes us to additional competition by demand sources that, prior to the emergence of header bidding, might have been below us in the sellers' ad server sequences or otherwise unable to compete effectively for inventory. In order to compete more effectively for inventory in header bidding transactions, we may reduce our fees in order to pass more money to sellers. It is too early to predict what effect the emergence of header bidding will ultimately have on our business, but to date we have experienced negative results, including increased competition for some inventory that we would have been able to sell through our platform in the absence of header bidding, with commensurate adverse revenue effects.
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
Buyers and sellers have different interests, with each trying to maximize its value in their transactions through use of data, requests that we adapt our solutions to help them, and other means. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to optimize auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in our business results in the availability and use of more data more incisively to inform buying and selling decisions. Third-party data analytics providers encourage this dynamic by offering products to buyers and sellers to attempt to swing transactional dynamics to their advantage at the expense of the other. We come under pressure to provide raw data to fuel these products and to facilitate their use by buyers and sellers on our platform. Unlike some competitors, who focus on serving either buyers or sellers, we must serve the interests of both, meaning that we must exercise caution in use of data and may determine not to facilitate some data products, which could result in loss of business from clients that insist upon using such products. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Further, consistent with our goal of connecting buyers and sellers, we inevitably grow closer to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. For example, with the growth of our buy-side capabilities, including our intent marketing business, we have taken steps to provide assurances to some of our buyer clients that our own buy-side capabilities will not result in operational disadvantages to them, such as reduced access to our inventory supply. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
We rely on buyers to use our solution to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. In addition, direct billing arrangements between buyers and sellers may result in unfavorable fee dynamics and increased working capital demands.
Our revenue is generated from advertising spending transacted over our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees (where applicable), and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers are beginning to require direct billing and collection arrangements between themselves, particularly for our Guaranteed Orders solution. When we collect from buyers and pay sellers, we are able to include our buyer fees in cost of media billed and retain our buyer and seller fees from cash we collect before remitting balances to sellers. However, more buyers and sellers are beginning to handle billing and collections directly, and if we do not manage collections and payments, we will need to invoice buyers and sellers for our fees, which may increase visibility and result in pressure for more transparent or lower fees. Further, growth and increased competitive pressure in the digital advertising industry is causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to pressure us to reduce our fees and/or limit our pricing flexibility, to challenge some details of our invoices, or to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.

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
We contractually require our buyers and sellers to abide by relevant laws, rules and regulations, as well as restrictions by their counterparties, when transacting on our platform, and we generally attempt to obtain representations from buyers that the advertising they place through our solution complies with applicable laws and regulations and does not violate third-party intellectual property rights, and from sellers about the quality and characteristics of the impressions they provide. We also generally receive representations from buyers and sellers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection practices. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate their compliance. For example, we cannot control the content of seller's media properties, and we are often unable to determine exactly what information a buyer collects after an ad has been placed, and how the buyer uses any such collected information. If buyers or sellers fail to abide by relevant laws, rules and regulations, or contract requirements, when transacting over our platform, or after such a transaction is completed, we could potentially face liability for such misuse. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to some form of sanction or penalty. We may not have adequate indemnity to protect us against, and our policies of insurance may not cover, such claims and losses.
Our business relationships expose us to risk of substantial liability for contract breach, violation of laws and regulations, intellectual property infringement and other losses, and our contractual indemnities and limitations of liability may not protect us adequately.
Our agreements with sellers, buyers and other third parties typically obligate us to provide indemnity and defense for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. For example, because our business interposes us between buyers and sellers in various ways, buyers often require us to indemnify them against acts and omissions of sellers, and sellers often require us to indemnify them against acts and omissions of buyers. In addition, our agreements with sellers, buyers and other third parties typically include provisions limiting our liability to the counterparty and the counterparty's liability to us. These limits sometimes do not apply to certain liabilities, including indemnity obligations. These indemnity and limitation of liability provisions generally survive termination or expiration of the agreements in which they appear.

We have limited ability to control acts and omissions of buyers and sellers or other third parties that could trigger our indemnity obligations, and our policies of insurance may not cover us for acts and omissions of others. We attempt to obtain indemnity from buyers and sellers (as well as other third parties) to protect us in case we become liable for their acts and omissions, but because we contract with many buyers and sellers and those contracts are individually negotiated with different scopes of indemnity and different limits of liability, it is possible that in any case our obligation to provide indemnity for the acts or omissions of a third party such as a buyer or seller may exceed what we are able to recover from that party. Further, contractual limits on our liability may not apply to our indemnity obligations, contractual limits on our counterparties' liability may limit what we can recover from them, and contract counterparties may be unable to meet their obligations to indemnify and defend us as a result of insolvency or other factors. Large indemnity obligations, or obligations to third parties not adequately covered by the indemnity obligations of our contract counterparties, could expose us to significant costs.
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
Our solution utilizes software licensed to us by third-party authors under "open source" licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
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
Our solution processes over 12 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers' or buyers' software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.
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
Buyers may attribute to us any technical disruption or failure in the performance of advertisements on sellers' digital media properties, harming our reputation and resulting in buyers seeking to avoid payment or demand future credits for disruptions or failures. If we are unable to operate our exchange and deliver advertising impressions successfully, our ability to attract potential buyers and sellers and retain and expand business with existing buyers and sellers could be harmed.
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
We are subject to ongoing security threats and breaches, computer malware, computer hacking attacks, and inadvertent transmission of computer viruses or other harmful software code may occur on our systems or those of our clients, business partners, or information technology vendors. Security measures undertaken by us, our vendors, and our buyers and sellers may be ineffective as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, cyber-attacks, cyber-extortion or other intentional misconduct by computer hackers, "phishing" or other tactics to obtain illicit system access, or otherwise. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and because we typically are not able to control the efficacy of security measures implemented by our clients and vendors, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate the purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers' devices. We use proprietary technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Because buyers will frequently re-allocate campaigns to other sellers, and there may be alternative sources of demand to replace any buyer, it is difficult to measure the precise impact on paid impressions and revenue from the loss of these customers. Although we assess the quality and performance of advertising on sellers' digital media properties, it may be difficult to detect fraudulent or malicious activity because we do not own content and we rely in part on sellers and buyers for controls with respect to such activity. Further, perpetrators of fraudulent impressions and malware change their tactics and may become more sophisticated, requiring us to improve over time our processes for assessing the quality of sellers' inventory and controlling fraudulent activity. If we fail to detect or prevent fraudulent or other malicious activity, we could face legal claims from customers and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We could experience similar consequences if inventory sold through our platform is not viewable by the consumer for technical or other reasons.
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
Acquisitions have been an important element of our business strategy. We expect to continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, the acquisitions we do complete would involve a number of risks, including the following:

•
The identification, acquisition, and integration of acquired businesses require substantial attention from management. The diversion of management's attention and any difficulties encountered in the transition process could hurt our business.

•
The identification, acquisition, and integration of acquired businesses requires significant investment, including to determine which new service offerings we might wish to acquire, harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions.

•
The anticipated benefits from the acquisition may not be achieved, including as a result of loss of customers or personnel of the target, other difficulties in supporting and transitioning the target's customers, the inability to realize expected synergies from an acquisition, or negative culture effects arising from the integration of new personnel.

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
We rely to a significant degree upon our founder and Chief Executive Officer, Frank Addante, and our President, Gregory R. Raifman, for their strategic vision, industry knowledge, management execution, and leadership. The loss of either of them would have a significant adverse effect upon our business.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. Establishing trade secret, copyright, trademark, domain name, and patent protection is difficult and expensive. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and, while we have seven issued patents, ten pending U.S. patent applications and two pending patent applications in Canada, valid patents may not be issued from our pending applications. Further, the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive, time-consuming, and uncertain, and we may not be able to prosecute all necessary or desirable patent applications to successful conclusion at a reasonable cost or in a timely manner. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.

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
Although third parties may offer a license to their technology or intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology or intellectual property licensed to us. Alternatively, we may be required to develop non-infringing technology or to make other changes, such as to our branding, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant's patents or copyrights. Claims of intellectual property infringement or misappropriation also could result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solution.

We are subject to government regulations concerning our employees, including wage-hour laws and taxes.
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, sick days, unemployment and similar taxes, overtime and working conditions, equal pay, immigration status, and classification of employee benefits for tax purposes. Legislated increases in labor cost components, such as employee benefit costs, workers' compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Federal and state standards for classifying employees under wage-hour laws differ and are often unclear or require application of judgment, and classification may need to be changed as employment duties evolve over time. We may misclassify employees and be subject to liability as a result. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.
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
In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to deploy our technology or our customers' ability to use our solution in those countries. Changes in our technology or changes in export and import regulations may delay introduction of our solution or the deployment of our technology in international markets, prevent our customers with international operations from using our solution globally or, in some cases, prevent the export or import of our technology to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solution by, or in our decreased ability to export our technology to, international markets.

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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards and report on the effectiveness of our internal controls and any material weaknesses we identify. When we are no longer an "emerging growth company" we will also need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.
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
We report a portion of our revenue on a gross basis. The combination of gross and net revenue reporting may make our financial reporting more complex and difficult to predict and understand.
The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Before April 2015, we reported our revenue on a net basis, but beginning in April 2015 we commenced an intent marketing offering by which we offer buyers dynamic CPM pricing for inventory acquisition in support of their advertising campaigns. We do not charge fees for this service; instead we attempt to acquire inventory for buyers at prices that satisfy their campaign objectives while allowing us to retain a margin. We report revenue from these transactions on a gross basis, and gross reporting results in higher GAAP revenue and lower GAAP margins on a particular amount of managed revenue (advertising spending) than for an equivalent level of managed revenue (advertising spending) for which we report revenue on a net basis, even though the take rate on the transactions reported gross may be higher than the take rate on transactions reported net. The portion of our revenue reported gross may increase as a result of growth in our intent marketing services, as well as through the evolution of our business to include other transactions for which revenue is reported on a gross basis, due to substantive changes in our business, such as through acquisitions, changes to the commercial terms with buyers and sellers or structural changes to our existing business, or due to changes in accounting standards or interpretations. It is also possible that revenue reporting for existing business may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. The combination of net and gross revenue reporting, and potential changes from one to the other in various parts of our business, may make our financial reporting more complex and difficult for investors to understand, and may make comparison of our results of operations to prior periods or other companies more difficult. As our business evolves, the need to consider the use of gross reporting more broadly for different kinds of transactions and the potential for changes in reporting for particular elements of our business will require application of judgment and could increase the potential for reporting errors.

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
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2015, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $59.8 million, state NOLs of approximately $54.8 million, foreign NOLs of approximately $13.7 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $6.1 million, state credit carryforwards of approximately $5.1 million, and foreign credit carryforwards of approximately $0.5 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2015 subjecting the federal and state NOLs to an annual limitation. Additionally, the Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382 of the Code. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. Also, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. Given our anticipated future taxable earnings, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the domestic valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
If we do raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we issue debt, the holders of that debt would have prior claims on the Company's assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equity holders, which would result in significant reduction or total loss of the value of our equity.

Our credit facility subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
We have a $40.0 million credit facility with Silicon Valley Bank. At June 30, 2016, we had no amounts outstanding under this facility. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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
In addition, if the market for technology stocks or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, volatility in the market price of a company's securities has often resulted in securities litigation being brought against that company. Declines in the price of our common stock, even following increases, may result in securities litigation against us, which would result in substantial costs and divert our management's attention and resources from our business.
Our equity compensation and acquisition practices expose our stockholders to dilution.
We have relied and may continue to rely heavily upon equity compensation, and consequently our outstanding unvested equity awards represent substantial dilution to our stockholders. In addition, we have used our common stock as consideration for acquisitions of other companies, and we anticipate using shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or other transactions. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline. As of July 25, 2016, we had 48,920,591 shares of common stock outstanding, including 1,242,830 shares of unvested restricted stock issued under our various equity incentive plans. At that date, we also had outstanding under our equity incentive plans 3,236,776 unvested restricted stock units and 4,315,518 stock options, of which 2,579,000 were vested at a weighted-average exercise price of $9.63 per share and 1,736,518 were unvested. All of these outstanding stock awards, together with an additional 2,808,330 shares of our common stock reserved for issuance under our equity incentive plans and 1,100,149 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans' evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
Insiders and certain large stockholders have substantial control over us, which could limit investors' ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers, and stockholders who own greater than 5% of our outstanding common stock may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors' interests. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.

Our public float is still relatively small, increasing the risk that sales by significant holders could adversely affect the market price for our stock.
A significant portion of our outstanding shares are held by pre-IPO investors and employees. In addition, institutional investors may from time to time accumulate relatively large amounts of our publicly traded shares. The average daily trading volume for our common stock during 2015 was 411,080 shares. In addition, we are relatively new to the public markets and not well known to many analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold. Under our Insider Trading Policy, we impose trading blackouts during the period beginning on or about the fifteenth day of the last month of each quarter and ending after two trading days following the filing of our next quarterly report on Form 10-Q or Annual Report on Form 10-K. A substantial number of our employees are limited to selling their equity incentive plan shares during these open windows. In addition, our employee restricted stock and restricted stock unit awards typically vest each May 15 and November 15, and are subject to automatic sale arrangements at those dates to cover taxes accruing on vesting. Finally, shares we issue as consideration for acquisitions may be subject to lock-up arrangements that expire in large numbers on certain dates. These insider trading windows, restricted stock vesting mechanics, and acquisition stock arrangements tend to concentrate selling into certain periods, and the resulting sales pressure can cause the trading price of our common stock to decline at those times. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate, and could also impair our ability to raise capital through the sale of equity securities.
Competition for investors could adversely affect the price of our stock.
There are many companies in the advertising technology or "ad tech" space, but we are one of a relatively small portion of those companies that is publicly traded. Some of the other publicly traded ad tech companies are substantially larger than us and have more diversified offerings, or may be perceived by investors as having greater stability or growth potential. Others may be focused on parts of the business that investors may view as more appealing. Ad tech or related advertising companies that are not yet public may become public, and publicly traded companies may enter the ad tech business through acquisitions. Increase in the number of publicly traded companies available to investors wishing to invest in ad tech may result in a decrease in demand for our shares, either because overall demand for ad tech investment does not increase commensurately with the increase in public companies in the ad tech space, or because we are not perceived as competitively differentiated or offering superior value compared to other such companies. Decrease in demand for our shares would result in suppressed growth, or decrease, in the value of our stock.
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

•
Under our bylaws, advance notice must be given to nominate directors or submit proposals for consideration at stockholders' meetings. This gives our board of directors time to defend against takeover attempts and could discourage or deter a potential acquirer from soliciting proxies or making proposals related to an unsolicited takeover attempt.

•
The provisions of our certificate of incorporation noted above may be amended only with the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the company's voting stock, voting together as a single class. The same two-thirds vote is required to amend the provision of our certificate of incorporation imposing these supermajority voting requirements. Further, our bylaws may be amended only by our board of directors or by the same percentage vote of stockholders noted above as required to amend our certificate of incorporation. These supermajority voting requirements may inhibit the ability of a potential acquirer to effect such amendments to facilitate an unsolicited takeover attempt.

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

(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
In May 2016 we purchased 341,438 shares of our common stock at an average price of $14.31. All these purchases reflect shares withheld upon vesting of restricted stock and restricted stock units for minimum tax withholding obligations.
We presently have no publicly announced repurchase plan or program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 4, 2016

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