Form 10-Q
period 2016-09-30
RUBICON PROJECT, INC.
filed 2016-11-03
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2016
Common Stock, $0.00001 par value	49,039,107

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
  THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$154,264	$116,499
Accounts receivable, net	152,639	218,235
Marketable securities	38,936	23,349
Prepaid expenses and other current assets	10,391	7,624
TOTAL CURRENT ASSETS	356,230	365,707
Property and equipment, net	29,025	25,403
Internal use software development costs, net	16,597	13,929
Goodwill	65,705	65,705
Intangible assets, net	36,470	50,783
Marketable securities and other assets, non-current	1,926	15,209
TOTAL ASSETS	$505,953	$536,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$186,181	$247,967
Other current liabilities	2,622	2,196
TOTAL CURRENT LIABILITIES	188,803	250,163
Deferred tax liability, net	1,234	6,225
Other liabilities, non-current	1,899	2,247
TOTAL LIABILITIES	191,936	258,635
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2016 and December 31, 2015; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2016 and December 31, 2015; 48,976 and 46,600 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital (1)	391,931	359,064
Accumulated other comprehensive loss	(103)	(15)
Accumulated deficit (1)	(77,811)	(80,948)
TOTAL STOCKHOLDERS' EQUITY	314,017	278,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$505,953	$536,736

(1) Refer to Note 7 and Note 8 for discussion of the adoption of the new accounting guidance for share-based payment transactions (as defined in Note 1).

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$65,811	$64,253	$205,554	$154,477
Expenses:
Cost of revenue	17,798	16,556	52,121	37,126
Sales and marketing	21,635	22,817	64,879	60,027
Technology and development	12,513	11,822	38,250	30,626
General and administrative	16,238	18,225	53,233	50,488
Total expenses	68,184	69,420	208,483	178,267
Loss from operations	(2,373)	(5,167)	(2,929)	(23,790)
Other (income) expense:
Interest income, net	(134)	(37)	(359)	(14)
Other income	(191)	—	(388)	—
Foreign exchange gain, net	(21)	(38)	(338)	(1,381)
Total other (income) expense, net	(346)	(75)	(1,085)	(1,395)
Loss before income taxes	(2,027)	(5,092)	(1,844)	(22,395)
Benefit for income taxes	(5,557)	(2,083)	(4,981)	(2,412)
Net income (loss)	$3,530	$(3,009)	$3,137	$(19,983)
Net income (loss) per share:
Basic	$0.07	$(0.07)	$0.07	$(0.51)
Diluted	$0.07	$(0.07)	$0.06	$(0.51)
Weighted-average shares used to compute net income (loss) per share:
Basic	47,538	41,308	46,186	38,847
Diluted	48,683	41,308	49,126	38,847

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$3,530	$(3,009)	$3,137	$(19,983)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(7)	3	77	—
Foreign currency translation adjustments	(54)	5	(165)	35
Comprehensive income (loss)	$3,469	$(3,001)	$3,049	$(19,948)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	46,600	$—	$358,406	$(15)	$(80,290)	$278,101
Cumulative-effect adjustment(1)	—	—	658	—	(658)	—
Balance at January 1, 2016	46,600	$—	$359,064	$(15)	$(80,948)	$278,101
Exercise of common stock options	1,931	—	13,796	—	—	13,796
Restricted stock awards, net	68	—	—	—	—	—
Shares withheld related to net share settlement	(341)	—	(4,886)	—	—	(4,886)
Issuance of common stock related to RSU vesting	625	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	93	—	1,137	—	—	1,137
Stock-based compensation	—	—	22,820	—	—	22,820
Foreign exchange translation adjustment	—	—	—	(165)	—	(165)
Unrealized gain on investments, net of tax	—	—	—	77	—	77
Net income	—	—	—	—	3,137	3,137
Balance at September 30, 2016	48,976	$—	$391,931	$(103)	$(77,811)	$314,017

(1) Refer to Note 7 and Note 8 for discussion of the adoption of the new accounting guidance for share-based payment transactions (as defined in Note 1).

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES:
Net income (loss)	$3,137	$(19,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,362	22,470
Stock-based compensation	22,048	22,037
Loss on disposal of property and equipment, net	5	29
Change in fair value of contingent consideration	—	(136)
Unrealized foreign currency gains, net	—	(58)
Deferred income taxes	(4,985)	(2,143)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	65,583	(12,300)
Prepaid expenses and other assets	(3,276)	996
Accounts payable and accrued expenses	(63,141)	11,568
Other liabilities	78	(1,295)
Net cash provided by operating activities	48,811	21,185
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(11,393)	(7,757)
Capitalized internal use software development costs	(7,526)	(6,058)
Acquisitions, net of cash acquired	(238)	(8,647)
Investments in available-for-sale securities	(22,722)	(29,884)
Maturities of available-for-sale securities	20,600	1,600
Change in restricted cash	257	1,100
Net cash used by investing activities	(21,022)	(49,646)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,796	10,674
Proceeds from issuance of common stock under employee stock purchase plan	1,137	759
Taxes paid related to net share settlement	(4,886)	—
Repayment of debt and capital lease obligations	—	(105)
Net cash provided by financing activities	10,047	11,328
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(71)	(198)
CHANGE IN CASH AND CASH EQUIVALENTS	37,765	(17,331)
CASH AND CASH EQUIVALENTS--Beginning of period	116,499	97,196
CASH AND CASH EQUIVALENTS--End of period	$154,264	$79,865
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$1,754	$920
Capitalized stock-based compensation	$772	$586
Common stock and options issued for business acquisitions	$—	$76,795

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

The Company delivers value to buyers and sellers of digital advertising through the Company's proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, mobile applications and other digital media properties and their representatives, to sell their advertising inventory; applications for buyers, including advertisers, agencies, agency trading desks, demand side platforms, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company's automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company's platform.

Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any future interim period, or for any future year.

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

There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K, with the exception of the early adoption of the new accounting guidance that simplifies several aspects of the accounting for share-based payment transactions. See Note 1, Note 7, and Note 8 for further discussion of the adoption.
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
In May 2014, the FASB issued new accounting guidance that amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under the "Revenue from Contracts with Customers" topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. These amendments were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Subsequent to issuing the May 2014 guidance, in August 2015, the FASB issued amendments that deferred the effective date one year. As a result, the guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements and has not yet selected a transition method.

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
In March 2016, the FASB issued new accounting guidance that simplifies several aspects of the accounting for share-based payment transactions, including accounting for forfeitures, the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however early adoption is permitted. The Company early adopted the guidance during the three months ended September 30, 2016. See Note 7 and Note 8 for discussion on the impact of the adoption.
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
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.
In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities should recognize the income tax consequences of such transfers when the transfers occur. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on the Company's consolidated financial statements.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(In thousands, except per share data)
Net income (loss)	$3,530	$(3,009)	$3,137	$(19,983)
Weighted-average common shares outstanding	48,935	44,028	48,273	41,190
Weighted-average unvested restricted shares	(1,231)	(1,723)	(1,563)	(1,707)
Weighted-average escrow shares	(166)	(997)	(524)	(636)
Weighted-average common shares outstanding used to compute net income (loss) per share	47,538	41,308	46,186	38,847
Basic net income (loss) per share	$0.07	$(0.07)	$0.07	$(0.51)
Diluted EPS:
Net income (loss)	$3,530	$(3,009)	$3,137	$(19,983)
Weighted-average common shares used in basic EPS	47,538	41,308	46,186	38,847
Dilutive effect of weighted-average common stock options	536	—	1,191	—
Dilutive effect of weighted-average restricted stock awards	138	—	502	—
Dilutive effect of weighted-average restricted stock units	243	—	690	—
Dilutive effect of weighted-average ESPP	58	—	34	—
Dilutive effect of weighted-average escrow shares	170	—	523	—
Dilutive effect of weighted-average contingent shares	—	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	48,683	41,308	49,126	38,847
Diluted net income (loss) per share	$0.07	$(0.07)	$0.06	$(0.51)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share for each period presented because they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Options to purchase common stock	—	2,148	—	2,684
Unvested restricted stock awards	—	373	—	564
Unvested restricted stock units	—	320	—	440
ESPP	—	24	—	26
Shares held in escrow	—	785	—	516
Contingent shares	—	1,919	—	1,380
Total shares excluded from net income (loss) per share	—	5,569	—	5,610
In addition to the above anti-dilutive shares, shares contingently issuable if certain milestones were achieved on December 31, 2015 related to business combinations that occurred during the years ended December 31, 2014 and 2015 have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2015. If September 30, 2015 had been the end of the contingency period, 821,862 shares would have been issuable related to the iSocket, Inc., or iSocket, acquisition and 957,407 shares would have been issuable related to the Chango Inc., or Chango, acquisition. On December 31, 2015, the Company issued 585,170 shares in connection with the iSocket contingent consideration and 971,481 shares in connection with the Chango contingent consideration, which were included in the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2016.

Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2016:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Money market funds	$17,321	$17,321	$—	$—
Corporate debt securities	$17,075	$17,075	$—	$—
U.S. Treasury, government and agency debt securities	$21,861	$21,861	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2015:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Money market funds	$19,257	$19,257	$—	$—
Corporate debt securities	$12,786	$12,786	$—	$—
U.S. Treasury, government and agency debt securities	$23,946	$23,946	$—	$—

At September 30, 2016 and December 31, 2015, cash equivalents of $17.3 million and $19.3 million, respectively, consisted of money market funds with original maturities of three months or less. The fair values of the Company's money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices.

At September 30, 2015, the Company had contingent consideration liabilities in connection with the acquisitions of iSocket and Chango that the Company classified within Level 3 as factors used to develop the estimated fair value included unobservable inputs that were not supported by market activity. The Company estimated the fair value of the contingent consideration liability for iSocket by discounting the present value of the probability-weighted future payout related to the contingent earn-out criteria using an estimate of the Company's incremental borrowing rate. At September 30, 2015, the Company considered it highly likely that the iSocket earn-out criteria would be met. On December 31, 2015, the Company issued 585,170 shares of common stock in satisfaction of the contingent consideration. The Company estimated the fair value of the contingent consideration liability related to the Chango acquisition by using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. Subsequent to Chango's acquisition date, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango was no longer operated separately from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability post-acquisition were primarily dependent on prices of the Company's common stock for periods subsequent to Chango's acquisition date. On December 31, 2015, the Company issued 971,481 shares of common stock in satisfaction of the contingent consideration.
For the three and nine months ended September 30, 2015, the change in fair value of the contingent consideration liabilities, which was recorded in general and administrative expenses, was insignificant.
The Company's contingent consideration liability was recorded at fair value and was determined to be a Level 3 fair value item. The change in the fair value of the contingent consideration liability is summarized below:

	Three Month Roll Forward		Nine Month Roll Forward
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Beginning balance	$—	$27,622	$—	$11,448
Increase to contingent consideration liability related to the Chango acquisition	—	—	—	16,171
Change in fair value of contingent consideration liability recorded in general and administrative expense	—	(139)	—	(136)
Ending balance	$—	$27,483	$—	$27,483
Note 4—Other Balance Sheet Amounts
The Company holds restricted cash as collateral for credit cards. At September 30, 2016 and December 31, 2015, restricted cash included in prepaid expenses and other current assets were $0.1 million and $0.3 million, respectively.
Investments in marketable securities as of September 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$21,851	$10	$—	$21,861
Corporate debt securities	17,075	—	—	17,075
Total	$38,926	$10	$—	$38,936
Available-for-sale — long-term:
U.S. Treasury, government and agency debt securities	$—	$—	$—	$—
As of September 30, 2016, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.3 years. For the three and nine months ended September 30, 2016 the gross realized gains and gross realized losses were not significant and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations for the sale of available-for-sale investments.

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
As of September 30, 2016, the contractual maturity dates for all marketable securities are due in less than one year. There were no non-current marketable securities at September 30, 2016.
Accounts payable and accrued expenses included the following:

	September 30, 2016	December 31, 2015

	(in thousands)
Accounts payable—seller	$167,346	$228,850
Accounts payable—trade	8,288	6,962
Accrued employee-related payables	10,547	12,155
Total	$186,181	$247,967
At September 30, 2016 and December 31, 2015, accounts payable—seller are recorded net of $0.3 million and $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
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

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015

	(in thousands, except per share data)
Pro forma revenues	$64,253	$171,127
Pro forma net loss	$(2,243)	$(20,851)
Pro forma net loss per share, basic and diluted	$(0.05)	$(0.50)
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
During the three months ended June 30, 2016, the Company reassessed the remaining estimated useful lives of the developed technology and customer relationships related to the Chango acquisition. The change in estimated useful lives for the developed technology and customer relationships was based on the remaining expected benefit from those assets. As a result, the remaining estimated useful life for developed technology was changed from a range between 1.8 and 3.8 years to a range between 1.3 and 2.8 years and the remaining estimated useful life for customer relationships was changed from 3.8 years to 1.8 years as of June 30, 2016.

Details of the Company's intangible assets were as follows:

	September 30, 2016	December 31, 2015

	(in thousands)
Amortizable intangible assets:
Developed technology	$35,728	$35,756
Customer relationships	25,330	25,330
Non-compete agreements	4,990	4,990
Total identifiable intangible assets, gross	66,048	66,076
Total accumulated amortization—intangible assets	(29,578)	(15,293)
Total identifiable intangible assets, net	$36,470	$50,783
Amortization expense of intangible assets for the three and nine months ended September 30, 2016 were $5.7 million and $14.3 million, respectively. The change in the remaining estimated useful lives for acquired technology and customer relationships resulted in increased amortization expense of $1.6 million and $2.1 million for the three and nine months ended September 30, 2016, respectively. The increased amortization expense decreased the basic and diluted earnings per share by $0.03 for the three months ended September 30, 2016. The increased amortization expense decreased the basic and diluted earnings per share by $0.05 and $0.04 for the nine months ended September 30, 2016, respectively.
As of September 30, 2016 the estimated remaining amortization expense associated with the Company's intangible assets for each of the next five fiscal years was as follows:

Fiscal Year	Amount
(in thousands)
2016	$5,702
2017	19,538
2018	8,415
2019	2,815
2020 and thereafter	—
Total	$36,470

Note 7—Stock-Based Compensation
The Company's equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, usually 25% vesting after one year of service and the remainder vesting semi-annually thereafter. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined in the governing plan. An aggregate of 2,934,703 shares remained available for issuance at September 30, 2016 under the plans.

During the three months ended September 30, 2016, the Company early adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments, including the Company's election to eliminate the requirement to estimate the number of awards that are expected to vest and, instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.7 million to increase the December 31, 2015 accumulated deficit and the December 31, 2015 additional paid-in capital balances. In addition, the new standard requires income tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company recorded $7.5 million of net deferred tax assets related to net operating losses for income tax benefits as of January 1, 2016. The Company has a full valuation allowance, and thus the income tax consequences of the new standard did not have an impact on the condensed consolidated financial statements. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The new standard also requires the presentation of cash paid by the employer for employee taxes as a financing activity. The Company has historically presented these items as financing activities, and thus the new standard did not have an impact of the condensed consolidated financial statements.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding at December 31, 2015	6,203	$9.76
Granted	419	$14.09
Exercised	(1,931)	$7.14
Canceled	(607)	$12.05
Outstanding at September 30, 2016	4,084	$11.10	6.93 years	$2,733
Vested and expected to vest	4,084	$11.10	6.93 years	$2,733
Exercisable at September 30, 2016	2,618	$9.74	6.26 years	$2,663
At September 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $8.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted-average grant date per share fair value of stock options granted in the nine months ended September 30, 2016 was $6.52.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. No stock options were granted during the third quarter of 2016. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected term (in years)	0	6.0	5.9	4.3
Risk-free interest rate	—%	1.74%	1.43%	1.26%
Expected volatility	—%	43%	48%	48%
Dividend yield	—%	—%	—%	—%
Restricted Stock
A summary of restricted stock activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2015	1,479	$15.58
Granted	525	$12.15
Canceled	(457)	$14.42
Vested	(339)	$16.35
Nonvested shares subject to restricted stock outstanding at September 30, 2016	1,208	$14.31

At September 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with service conditions of approximately $7.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. At September 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock with market conditions granted in 2014 of approximately $0.5 million, which is expected to be recognized over a weighted-average period of 4.6 years.

In February 2016, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $11.07, which was estimated using a Monte-Carlo lattice model. In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. At September 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to these shares of restricted stock with market conditions of approximately $3.2 million, which is expected to be recognized over a weighted-average period of 1.9 years. The compensation expense will not be reversed if the performance metrics are not met.
Restricted Stock Units
A summary of restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2015	2,647	$15.76
Granted	2,080	$13.20
Canceled	(815)	$14.80
Vested	(625)	$16.17
Nonvested shares subject to restricted stock units outstanding at September 30, 2016	3,287	$14.28

At September 30, 2016, the Company had unrecognized employee stock-based compensation expense relating to restricted stock units of approximately $39.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

As of September 30, 2016, the Company has reserved 1,100,149 shares of its common stock for issuance under the ESPP. Shares reserved for issuance will increase on January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. In May 2016, 93,416 shares of common stock were purchased under the ESPP. The Company estimated the total grant date fair value of the ESPP awards for the offering period ending in November 2016 of $0.4 million using a Black-Scholes model with the following assumptions: term of 6 months corresponding with the offering period; volatility of 58% based on the Company's historical volatility for a six month period; no dividend yield; and risk-free interest rate of 0.38%. Compensation costs are recognized on a straight-line basis over the offering period.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Cost of revenue	$91	$65	$261	$177
Sales and marketing	2,054	2,197	6,711	5,180
Technology and development	1,287	1,525	4,461	3,431
General and administrative	3,099	5,013	10,615	13,249
Total stock-based compensation expense	$6,531	$8,800	$22,048	$22,037
Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax benefit of $5.6 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, and an income tax benefit of $5.0 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. The tax benefit for the three and nine months ended September 30, 2016 is primarily the result of the net operating losses generated by the Company's international activity.
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
During the three months ended September 30, 2016, the Company early adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments, including the requirement for income tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company recorded $7.5 million of net deferred tax assets related to net operating losses for income tax benefits as of January 1, 2016. The Company has a full valuation allowance, and thus the new standard did not have an impact on the condensed consolidated financial statements. Excess tax benefits should be classified along with other income tax cash flows as an operating activity.
There were no material changes to the Company's unrecognized tax benefits in the three and nine months ended September 30, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.

Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities and certain equipment and its managed data center facilities. Total rental expenses were $4.3 million and $3.8 million for the three months ended September 30, 2016 and 2015, respectively, and $12.6 million and $9.2 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, the Company entered into new operating leases. Future non-cancelable minimum commitments as of September 30, 2016 relating to these new operating leases totaling $5.0 million are due through January 2024.
The Company has rental income from commercial office space the Company holds under lease and has subleased to other tenants that is included in other income. Rental income was insignificant for the three and nine months ended September 30, 2016.
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
Claims and Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company's status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company's business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2016. However, based on management's knowledge as of September 30, 2016, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material effect upon the Company's consolidated financial position, results of operations or cash flows.

Note 10—Subsequent Events
On November 2, 2016, the Company announced a workforce reduction of 125 employees, or approximately 19%, of its workforce. The Company expects to complete this action and incur pre-tax charges of approximately $4.0 million in cash expenditures for one-time employee-termination benefits during the fourth quarter of 2016. The reduction in force is expected to reduce future employee-related costs on an annual basis by approximately $18.0 million.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend (previously referred to as managed revenue), non-GAAP net revenue, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, and Orders opportunities, and implementation of solutions to improve the advertising experience of consumers; investments in our business; development of our technology; introduction of new offerings; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video, and Orders offerings; sales growth; client utilization of our offerings; our competitive differentiation; our leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including take rate, paid impressions, and average CPM; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

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

•	our ability to implement solutions to improve the advertising experience of consumers;

•	the increased prevalence of header bidding and its effect on our competitive position in desktop;

•	our header bidding solution not resulting in revenue growth and causing infrastructure strain and added cost;

•
uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, Orders, automated guaranteed, video, and guaranteed audience solutions;

•	uncertainty of our estimates and assumptions about the mix of gross and net reported transactions;

•	declining fees and take rate, including as a result of implementation of alternative pricing models, and the need to grow through advertising spend increases rather than fee increases;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google);

•	the effects of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings, compete effectively and to maintain our pricing and take rate in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; and

•	our ability to develop and maintain our corporate infrastructure, including our finance, information technology, and data security systems and controls.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, we generally give guidance only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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

•	a comprehensive range of advertising units, including display, video, and audio;

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
Sellers of digital advertising use our platform to improve revenue by accessing a global market of buyers representing top advertiser brands around the world to monetize their advertising inventory across inventory types, advertising units, and channels. We also help sellers decrease costs and protect their brands and user experience.
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
In addition to the United States, we have personnel and operations in Canada, the United Kingdom, France, Australia, Germany, Italy, Japan, Singapore, and Brazil. As of September 30, 2016, 170 of our 672 employees were based outside the United States.
We operate our business on a worldwide basis, with an established operating presence in North America and Europe and a developing presence in Asia, Australia, and South America. With the exception of approximately $29.1 million in intangible assets in Canada, substantially all of our assets are U.S. assets. Excluding Canada, our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
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
Our revenue may also be impacted by a shift in the mix of advertising spend (previously referred to as managed revenue) by inventory type and channel, changes in the fees we are able to charge or choose to charge buyers and sellers for our services (which drives take rate), whether we are the principal in the transactions and therefore report revenue on a gross basis, and other factors such as changes in the market, our execution of the business, and competition.

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

Other Income. Other income consists primarily of rental income from commercial office space the Company holds under lease and has sublet to other tenants.
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
Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Revenue	$65,811	$64,253	$205,554	$154,477
Expenses:
Costs of revenue (1) (2)	17,798	16,556	52,121	37,126
Sales and marketing (1) (2)	21,635	22,817	64,879	60,027
Technology and development (1) (2)	12,513	11,822	38,250	30,626
General and administrative (1) (2)	16,238	18,225	53,233	50,488
Total expenses	68,184	69,420	208,483	178,267
Loss from operations	(2,373)	(5,167)	(2,929)	(23,790)
Other income	(346)	(75)	(1,085)	(1,395)
Loss before income taxes	(2,027)	(5,092)	(1,844)	(22,395)
Benefit for income taxes	(5,557)	(2,083)	(4,981)	(2,412)
Net income (loss)	$3,530	$(3,009)	$3,137	$(19,983)

(1)	Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Costs of revenue	$91	$65	$261	$177
Sales and marketing	2,054	2,197	6,711	5,180
Technology and development	1,287	1,525	4,461	3,431
General and administrative	3,099	5,013	10,615	13,249
Total stock-based compensation expense	$6,531	$8,800	$22,048	$22,037

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Cost of revenue	$7,010	$5,270	$19,678	$13,999
Sales and marketing	2,736	2,286	6,298	6,031
Technology and development	692	526	1,896	1,259
General and administrative	516	539	1,490	1,181
Total depreciation and amortization expense	$10,954	$8,621	$29,362	$22,470
The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	27%	26%	25%	24%
Sales and marketing	33%	36%	32%	39%
Technology and development	19%	18%	19%	20%
General and administrative	25%	28%	26%	33%
Total expenses	104%	108%	101%	115%
Loss from operations	(4)%	(8)%	(1)%	(15)%
Other (income) expense, net	(1)%	—%	(1)%	(1)%
Loss before income taxes	(3)%	(8)%	(1)%	(14)%
Benefit for income taxes	(8)%	(3)%	(2)%	(2)%
Net income (loss)	5%	(5)%	2%	(13)%

*    Certain figures may not sum due to rounding.

Reduction in Force
On November 2, 2016, we announced a workforce reduction of 125 employees, or approximately 19%, of our workforce. We expect to complete this action and incur pre-tax charges of approximately $4.0 million in cash expenditures for one-time employee-termination benefits during the fourth quarter of 2016. The reduction in force is expected to reduce future employee-related costs on an annual basis by approximately $18.0 million. In addition, we implemented non-headcount related operating expense cost control initiatives that we anticipate will provide additional savings of approximately $12.0 million annually, for a total of $30 million in annualized cost reductions.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Revenue	$65,811	$64,253	$205,554	$154,477
Revenue increased $1.6 million, or 2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in take rate from 23.7% during the three months ended September 30, 2015 to 24.9% during the three months ended September 30, 2016. The increase in take rate (and our fees, which drive take rate) was driven by auction dynamics, including the mix of buyers and sellers participating in our platform, their fee structures across inventory types, and the mix of inventory types through which they transacted on our platform.

Revenue increased $51.1 million, or 33%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily for the same reasons described above as well as an increase in advertising spend on our platform of $80.0 million. The increase in advertising spend on our platform was driven by an increase in overall advertising spending in the market, particularly in mobile. These market trends were reflected in our results as the mobile share of our advertising spend, which mainly consists of RTB and Orders, increased from 23% for the nine months ended September 30, 2015 to 32% for the nine months ended September 30, 2016. However, the increase in overall advertising spend for the nine months ended September 30, 2016 is attributable to growth in the first and second quarters; advertising spend was slightly down on a year-over-year basis in the third quarter (largely offsetting the positive effects of increased take rate in the third quarter). Further, as discussed under "Industry Trends and Trends in Our Business," mobile advertising spend decreased $1.6 million, or 2%, for the three months ended September 30, 2016 compared to the three months ended June 30, 2016 because of declines in mobile web.

Revenue may be impacted by seasonality, shifts in the mix of advertising spend by inventory type and channel, changes in the fees we are able to charge or choose to charge buyers and sellers for our services (which drives take rate), whether we are the principal in the transactions and therefore report revenue on a gross basis, and other factors such as changes in the market, our execution of the business, and competition.

We expect year-over-year revenue to decline in the fourth quarter of 2016 due to an anticipated decrease in advertising spend resulting from market and competitive pressures, increased competition for inventory due to increases in header bidding, declines in our intent marketing business, and a decreasing take rate. Factors that could contribute to declining take rate include changes in the inventory mix on our platform and implementation of fee reductions or lower-fee alternative pricing structures in response to market pressures or in an effort to be more competitive in attracting demand and capturing inventory. Lower fees may result in higher advertising spend growth, but it is not clear that resulting advertising spend increases would offset the revenue decreases resulting from fee reductions.
Cost of Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands, except percentages)
Costs of revenue	$17,798	$16,556	$52,121	$37,126
Percent of revenue	27%	26%	25%	24%

Cost of revenue increased by $1.2 million, or 8%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase of $1.7 million in depreciation and amortization expense and an increase of $0.3 million in personnel costs, offset by a decrease of $1.1 million in amounts we paid sellers for transactions we reported on a gross revenue basis. The increase in depreciation and amortization expense was primarily attributable to an increase in depreciation of computer equipment and network hardware, an increase in amortization expense for developed technology from acquisitions, and an increase in amortization of capitalized internal use software primarily due to additional personnel and their development of new features and functionality to our solution. The decrease in amounts we pay sellers for transactions in which we report revenue on a gross basis during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was attributable to a decrease in our intent marketing business.
Cost of revenue increased by $15.0 million, or 40%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase of $5.7 million in depreciation and amortization expense and due to the addition of $5.4 million in amounts we paid sellers for transactions we reported on a gross revenue basis. The increases for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 for depreciation and amortization expense was primarily for the same reasons described above. The increase in amounts we pay sellers was attributable to the fact that such amounts were not included in cost of revenue because transactions we report revenue on a gross basis did not commence until April 2015.
We expect cost of revenue to increase in absolute dollars in future periods as a result of additional spending on data centers, and personnel to build and maintain our technology and systems, as well as investments in developed technology. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, the timing and amounts of investments, amortization of acquired technology from any future business combinations, changes in the estimated remaining useful life or impairment of current technology, and the amounts we pay sellers related to transactions we report on a gross basis.
During the three months ended June 30, 2016, we reduced the remaining estimated useful lives of developed technology associated with the acquisition of Chango, for which the amortization expense is reflected in cost of revenue; as a result, the increase in amortization expense included in cost of revenue during the three and nine months ended September 30, 2016 includes $0.5 million and $0.6 million in accelerated expense, respectively. In addition, amortization expense included in cost of revenue is expected to increase by $0.5 million for the remainder of 2016, $1.7 million in 2017, and $0.9 million in 2018 related to the reduction in the remaining estimated useful lives.
Sales and Marketing

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands, except percentages)
Sales and marketing	$21,635	$22,817	$64,879	$60,027
Percent of revenue	33%	36%	32%	39%
Sales and marketing expense decreased by $1.2 million, or 5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a decrease in personnel costs of $1.2 million, offset by an increase depreciation and amortization of $0.5 million. The decrease in personnel costs was primarily due to a decrease in headcount for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As a percentage of revenue, sales and marketing expenses decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as a result of the decrease in sales and marketing expenses as opposed to increase in revenue.
Sales and marketing expense increased by $4.9 million, or 8%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in personnel costs of $3.8 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount resulting from continued hiring and the acquisition of Chango in April 2015. As a percentage of revenue, sales and marketing expenses decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in sales and marketing expenses.

We expect sales and marketing expenses to be lower in absolute dollars in future periods as a result of the reduction in force discussed above. Sales and marketing expense may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing and amounts of our investments, seasonality in our industry and business, increased amortization as a result of customer relationship intangibles acquired in any future business combinations, and any changes in the estimated remaining useful life or impairment of current customer relationships.
During the three months ended June 30, 2016, we reduced the remaining estimated useful life of customer relationships associated with the acquisition of Chango, for which the amortization expense is reflected in sales and marketing; as a result, the increase in total amortization expense included in sales and marketing during the three and nine months ended September 30, 2016 includes $1.1 million and $1.5 million in accelerated expense, respectively. In addition, amortization expense included in sales and marketing is expected increase by $1.1 million for the remainder of 2016, $4.5 million in 2017, and $1.5 million in 2018 related to the reduction in the remaining estimated useful life.
Technology and Development

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands, except percentages)
Technology and development	$12,513	$11,822	$38,250	$30,626
Percent of revenue	19%	18%	19%	20%
Technology and development expense increased by $0.7 million, or 6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in software license expense of $0.4 million due to annual increases in our existing licenses and additional licenses to maintain and support our technology and development efforts.
Technology and development expense increased by $7.6 million, or 25%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in personnel costs of $4.4 million and an increase in software license expense of $1.2 million. The increase in personnel costs was primarily due to an increase in headcount resulting from continued hiring of engineers to maintain and support our technology and development efforts. The increase in software license expenses was primarily for the same reasons described above.
We expect technology and development expense to be lower in absolute dollars in the short term as a result of the reduction in force discussed above, but it may increase in future periods as we continue to invest in our engineering and technology teams to support our technology and development efforts, and through investments in developed technology through acquisitions; however, the timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects, increased amortization as a result of non-compete intangibles acquired in future business combinations, the timing and amounts of future capitalized internal use software development, amortization of acquired technology from any future business acquisitions, and any changes in the estimated remaining useful life or impairment of current technology.
General and Administrative

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands, except percentages)
General and administrative	$16,238	$18,225	$53,233	$50,488
Percent of revenue	25%	28%	26%	33%
General and administrative expense decreased by $2.0 million, or 11%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a decrease in personnel costs of $1.5 million primarily due to terminated employees. As a percentage of revenue, general and administrative expenses decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as a result of the decrease in general and administrative expenses as opposed to increase in revenue.

General and administrative expense increased by $2.7 million, or 5%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was primarily due to an increase in insurance and taxes of $0.7 million and an increase in personnel costs of $0.5 million. The increase in insurance and taxes was primarily due to an increase in business and local tax fees. The increase in personnel costs was primarily due to increased headcount. The remaining drivers were individually insignificant. As a percentage of revenue, general and administrative expenses decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of revenue increasing at a higher percentage, as explained above, compared to the increase in general and administrative expenses.
We expect general and administrative expense to be lower in absolute dollars as a result of the reduction in force discussed above. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.

Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Interest income, net	$(134)	$(37)	$(359)	$(14)
Other income	(191)	—	(388)	—
Foreign exchange gain, net	(21)	(38)	(338)	(1,381)
Total other income, net	$(346)	$(75)	$(1,085)	$(1,395)
The increase in interest income, net during the three and nine months ended September 30, 2016 was primarily attributable to interest income from the Company's marketable securities.
The increase in other income, net during the three and nine months ended September 30, 2016 was primarily attributable to the Company subleasing certain commercial office space the Company holds under lease and has subleased to other tenants.
Foreign exchange gain, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three and nine months ended September 30, 2016 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions.

Benefit for Income Taxes
Our income tax benefit of $5.6 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, and our income tax benefit of $5.0 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively, are primarily the result of the net operating losses generated by our international activity.
Non-GAAP Financial Measures
In addition to our GAAP results, we review certain non-GAAP financial measures to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. These non-GAAP financial measures include advertising spend, non-GAAP net revenue, and Adjusted EBITDA, which are discussed immediately following the table below. Revenue and other GAAP measures are discussed under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Financial and non-GAAP Financial Measures:
Revenue (in thousands)	$65,811	$64,253	$205,554	$154,477
Advertising spend (in thousands)	$242,802	$244,358	$748,712	$668,730
Non-GAAP net revenue (in thousands)	$60,563	$57,867	$189,231	$143,589
Net income (loss) (in thousands)	$3,530	$(3,009)	$3,137	$(19,983)
Adjusted EBITDA (in thousands)	$15,306	$12,575	$49,203	$23,434
Operational Measure:
Take Rate	24.9%	23.7%	25.3%	21.5%
Advertising Spend
We define advertising spend as the buyer spending on advertising transacted on our platform. Advertising spend does not represent revenue reported on a GAAP basis. Tracking our advertising spend allows us to compare our results to the results of companies that report all or substantially all spending transacted on their platforms as GAAP revenue on a gross basis. We also use advertising spend for internal management purposes to assess market share of total advertising spending and scale of our offerings.
Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, and other factors such as changes in the market, our execution of the business, and competition.
The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Revenue	$65,811	$64,253	$205,554	$154,477
Plus amounts paid to sellers(1)	176,991	180,105	543,158	514,253
Advertising spend	$242,802	$244,358	$748,712	$668,730

(1)	Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through our comprehensive inventory types and channels. The following tables present advertising spend in dollar terms and by inventory type and channel and advertising spend by inventory type and channel as a percentage of total advertising spend for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Advertising spend by inventory type:
RTB	$182,288	$187,689	$569,919	$507,693
Orders	55,058	38,704	151,052	107,064
Static bidding(1)	5,456	17,965	27,741	53,973
Total advertising spend	$242,802	$244,358	$748,712	$668,730

Advertising spend by channel:
Desktop	$159,460	$180,741	$506,579	$515,473
Mobile	83,342	63,617	242,133	153,257
Total advertising spend	$242,802	$244,358	$748,712	$668,730

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Advertising spend by inventory type:
RTB	75%	77%	76%	76%
Orders	23%	16%	20%	16%
Static bidding(1)	2%	7%	4%	8%
Total advertising spend	100%	100%	100%	100%

Advertising spend by channel:
Desktop	66%	74%	68%	77%
Mobile	34%	26%	32%	23%
Total advertising spend	100%	100%	100%	100%

(1)
During the third quarter of 2016, we decided to terminate our offering related to static bidding as it represented an immaterial amount of our advertising spend due to shifts in market spending from static bidding to RTB. The decision to end the static bidding offering enables us to reallocate resources to focus on mobile, video, and Orders growth initiatives. No material impact is expected on our future results of operations as static bidding was expected to further decrease as compared to RTB and Orders.

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
Our non-GAAP net revenue may be influenced by demand for our services, the volume and characteristics of advertising spend, and our take rate.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three and nine months ended September 30, 2016 and 2015. Before our acquisition of Chango in April 2015, we reported all revenue on a net basis and therefore payments to sellers were not included in the cost of revenue before that date.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Revenue	$65,811	$64,253	$205,554	$154,477
Less amounts paid to sellers	5,248	6,386	16,323	10,888
Non-GAAP net revenue	$60,563	$57,867	$189,231	$143,589

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, interest income or expense, and other cash and non-cash based income or expenses, including foreign exchange gains and losses, acquisition and related items, and provision (benefit) for income taxes. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted EBITDA excludes non-cash and other cash items that we do not consider indicative of our core operating performance. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:

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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(in thousands)
Net income (loss)	$3,530	$(3,009)	$3,137	$(19,983)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	5,259	3,832	15,018	11,397
Amortization of acquired intangibles	5,695	4,789	14,344	11,073
Stock-based compensation expense	6,531	8,800	22,048	22,037
Acquisition and related items	3	321	334	2,717
Interest (income) expense, net	(134)	(37)	(359)	(14)
Foreign currency (gain) loss, net	(21)	(38)	(338)	(1,381)
Benefit for income taxes	(5,557)	(2,083)	(4,981)	(2,412)
Adjusted EBITDA	$15,306	$12,575	$49,203	$23,434

Operational Performance Measure
Take Rate
Take rate is an operational performance measure calculated as non-GAAP net revenue divided by advertising spend. Reconciliations for revenue to both non-GAAP net revenue and advertising spend are included within "Non-GAAP Financial Measures." We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers.
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
Industry Trends and Trends in Our Business
The digital advertising market generally, and RTB specifically, continue to experience growth. In December 2015, International Data Corporation, or IDC, estimated RTB was a $10.3 billion global market in 2015 that will increase to $20.5 billion by 2019, and Orders was a $3.7 billion global market in 2015 that will grow to $34.1 billion by 2019. The compound annual growth rate for these market opportunities is 41% on a combined basis.
Another important trend in the digital advertising industry is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to IDC estimates, mobile advertising (excluding search advertising) was a $28.1 billion global market in 2015 that is expected to increase to $85.1 billion by 2019, a compound annual growth rate of 32%. We have significantly advanced our mobile capabilities through a combination of internal product development, strategic customer wins, increased mobile activity driven from existing buyer and seller customers, and international expansion, resulting in an increase in our mobile advertising spend of 126% during the year ended December 31, 2015 compared to the year ended December 31, 2014, and 58% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. However, our mobile advertising spend decreased $1.6 million, or 2%, for the three months ended September 30, 2016 compared to the three months ended June 30, 2016 because of the declines in mobile web.
The growth of automated buying and selling of advertising is also expanding into new geographic markets, and in some markets the rate of adoption of automated digital advertising is greater than in the United States. Our advertising spend in international markets, based upon seller location, grew to approximately 35% during the year ended December 31, 2015 compared to the year ended December 31, 2014, and 38% and 35% during the nine months ended September 30, 2016 and 2015, respectively. We intend to continue to expand our international business.
In the midst of these macro growth trends, other changes in the industry are having an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the rate of growth for traditional desktop display advertising, which has historically been our core business. Our advertising spend for desktop increased 35% during the year ended December 31, 2015 compared to the year ended December 31, 2014; while it decreased by 2% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
The impact of the slowdown in the rate of growth for traditional desktop display advertising has been compounded for our business by the faster-than-expected industry migration to header bidding in North America in the first three quarters of 2016. Header bidding increases competition for some inventory that we would otherwise be able to sell through our platform, with commensurate adverse revenue effects for us. We expect this to continue to have an adverse impact on us, primarily in North America, in the fourth quarter of 2016. However, header bidding makes available to us premium inventory that we were previously unable to access. As a result, we believe that our own header bidding solution—FastLane—will improve our competitiveness in the traditional desktop display market in 2017, but we must address certain technical and operational challenges, as described below under "Risk Factors," in order to realize FastLane's potential.
As a result of these rapid developments in the industry, advertising spend from our traditional desktop display business has declined and can no longer be relied upon to drive the growth of our business. Our strategic focus is on growth areas—mobile, video, and Orders—that are expected to represent a majority of our advertising spend in 2017. However, despite our solid progress in mobile, our traditional desktop business accounted for approximately 74% and 68% of our advertising spend during the year ended December 31, 2015 and nine months ended September 30, 2016, respectively, and is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop business and its decreasing advertising spend trend will continue to have a significant effect on our growth until our advertising spend mix has shifted more fully to growth areas.

During the third quarter of 2016, the Company terminated its offering related to static bidding as it represented an immaterial amount of our advertising spend due to shifts in market spending from static bidding to RTB. Static bidding accounted for approximately 7% and 4% of our advertising spend during the year ended December 31, 2015 and nine months ended September 30, 2016, respectively.
Another factor impacting our business is that most growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google. As a result, while the overall market is growing, we are competing for a shrinking share of the overall market for digital advertising spending.

We also believe that customer demands for greater pricing transparency and lower fees will result in a reduction of our take rate. Buyers on our platform have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, and sellers are also under revenue pressure, and this pressure may be increasingly conducted to us. Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates or refunds, and greater levels of pricing transparency and specificity. In light of increasing market trends toward transparency, commodification of intermediary services, and disintermediation, we may voluntarily reduce our fees in an effort to be more competitive in attracting demand and capturing inventory. While fee reductions could make us more competitive, it is not clear whether they would result in increases in spending on our platform or whether any spending increases will compensate fully for the reduction in fees.

Another factor that we expect to contribute to declining take rate is an increase in Orders as a percentage of overall advertising spend because Orders carries lower fees. An increase in Orders as a percentage of our advertising spend could yield higher absolute non-GAAP net revenue despite lower fees due to the higher CPMs typically associated with Orders transactions, but it is not certain that our Orders business will increase or this effect will be realized.
Our revenue, advertising spend, non-GAAP net revenue, cash flow from operations, Adjusted EBITDA, operating results, and certain operational and financial performance measures may also vary from quarter to quarter due to the seasonal nature of advertiser spending, as well as other circumstances that affect advertising activity. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand. Historically, the fourth quarter of the year reflects our highest level of revenue and advertising spend, and the first quarter reflects the lowest level of our revenue and advertising spend.

Although our advertising spend has increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of an increase in overall advertising spending in the market, increased use of our solutions by buyers and sellers, and increases in average CPM, we expect 2016 advertising spend growth rates to decelerate year-over-year due to market and competitive pressures and deceleration in traditional desktop display as seen in the decrease for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We also expect growth in revenue and non-GAAP net revenue to decelerate year-over-year through the fourth quarter of 2016 due to deceleration in advertising spend growth and decreases in our fees. Consequently, we expect lower year-over-year earnings and Adjusted EBITDA growth through the fourth quarter of 2016. However, the effect on earnings and Adjusted EBITDA of the decrease in revenue growth may be partially offset by operating efficiencies and cost control measures, such as the workforce reduction discussed above. Finally, we expect take rate to decline over time due to changes in the inventory mix on our platform and reductions in fees we charge.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, the cash flow that we generate from our operations, and our credit facility with Silicon Valley Bank, or SVB. At September 30, 2016, we had cash and cash equivalents of $154.3 million, of which $28.3 million was held in foreign currency cash accounts, and restricted cash of $0.1 million. At September 30, 2016, we had no amounts outstanding under our credit facility and $40.0 million was available for borrowing.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At September 30, 2016, our fixed charge coverage ratio was 790.1 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at September 30, 2016.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2016	September 30, 2015

	(in thousands)
Cash flows provided by operating activities	$48,811	$21,185
Cash flows used in investing activities	(21,022)	(49,646)
Cash flows provided by financing activities	10,047	11,328
Effects of exchange rate changes on cash and cash equivalents	(71)	(198)
Change in cash and cash equivalents	$37,765	$(17,331)

Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in receipts from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support our business. Our future cash flow may be diminished if we cannot sustain our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. As our revenue earned directly from advertisers and agencies increases, the amount of receipts from buyers collected in advance of payments to sellers will decrease.

For the nine months ended September 30, 2016, cash provided by operating activities of $48.8 million resulted from our net income of $3.1 million and adjusted for non-cash expenses of $46.4 million, offset by net changes in our working capital of $0.8 million. The net change in operating working capital was primarily related to a decrease in accounts payable and accrued expenses of approximately $63.1 million and an increase in prepaid expenses and other assets of $3.3 million, offset by a decrease in accounts receivable of approximately $65.6 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality. The change in prepaid expenses and other assets was primarily due to increases in insurance rates and other receivables.
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
Investing Activities
Our primary investing activities have consisted of investments in, or maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal use software development. As our business evolves we expect our capital expenditures and our investment activity to evolve as well, and generally to continue to increase over time. As of September 30, 2016, we had capital expenditure commitments for the fourth quarter of 2016 of approximately $9.7 million to increase capacity at our data centers, which will be paid for with our available cash. Investments in, or maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the nine months ended September 30, 2016, we used $21.0 million of cash in investing activities, consisting primarily of $22.7 million of investments in available-for-sale securities, $11.4 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at September 30, 2016, and $7.5 million of investments in our internal use software. These cash outflows were offset by inflows of $20.6 million due to maturities of available-for-sale securities.
During the nine months ended September 30, 2015, we used $49.6 million of cash in investing activities, consisting primarily of $29.9 million of investments in available-for-sale securities, $8.6 million for the acquisition of Chango, net of cash acquired, $7.8 million of investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at September 30, 2015, and $6.1 million of investments in our internal use software. These cash outflows were partially offset by maturities and sales of available-for-sale securities of $1.6 million and a decrease in restricted cash of $1.1 million in conjunction with our corporate office building lease.

Financing Activities
Our financing activities consisted primarily of the issuance of shares of common stock upon the exercise of stock options.

For the nine months ended September 30, 2016, cash provided by financing activities of $10.0 million was primarily due to proceeds of $13.8 million from stock option exercises and proceeds of $1.1 million from issuance of common stock under the employee stock purchase plan, offset by $4.9 million in income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.

For the nine months ended September 30, 2015, cash provided by financing activities of $11.3 million was primarily due to proceeds of $10.7 million from stock option exercises and proceeds of $0.8 million from issuance of common stock under the employee stock purchase plan.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2016 other than the operating leases and the indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through January 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. Subsequent to December 31, 2015, we entered into new operating leases. Future non-cancelable minimum commitments as of September 30, 2016 relating to these operating leases totaling $5.0 million are due through January 2024.
There were no significant changes to the Company's unrecognized tax benefits in the nine months ended September 30, 2016, and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2016.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, with the exception of the early adoption of the new accounting guidance that simplifies several aspects of the accounting for share-based payment transactions. See Note 1, Note 7, and Note 8 for further discussion of the adoption.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at September 30, 2016. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2016, including intercompany balances, would result in a foreign currency loss of approximately $1.2 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2016. However, based on our knowledge as of September 30, 2016, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as cumulatively updated by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 to reflect changes after publication of the Form 10-K (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. The updates below describe material changes to the Risk Factors of which we are currently aware, but should not be considered exclusive; our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Our announced reduction in force might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones.
As disclosed in our third quarter earnings release, we implemented a reduction in force affecting approximately 125 employees on November 3, 2016. This is another step in a larger effort we began earlier in 2016 to realign our business to best reflect the needs of our customers and the evolving marketplace in which we operate, and to pursue our strategic priorities. We had previously scaled our organization in anticipation of continuing revenue growth in excess of our actual results, and this reduction in force is intended to reduce our costs to align our organization and cost structure more appropriately to our current revenue and scale and to position us better to expand our investments in future growth areas including header bidding, mobile, video, and Orders. However, the cost reduction resulting from the reduction in force does not assure our profitability. Additional cost reductions may be implemented in the future, and cost savings resulting from the reduction in force may be offset by future hiring or other costs to pursue strategic objectives. The reduction in force could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our service delivery and make it more difficult for us to pursue new opportunities and initiatives in the future.

We are testing alternative pricing models, which if implemented, would reduce our take rate and might affect our ability to maintain and grow revenue and profitability.
In response to market trends and for strategic reasons, we are testing alternative pricing models and may determine that we should change the way we charge clients. We have not yet concluded on details, and it is possible that we will use different fees for different circumstances, and/or offer alternatives among which some customers may choose. It is probable that implementation of such changes would result in reduction of our take rate and possibly unintended adverse consequences, and it is not certain whether we would be able to maintain and grow revenue and profitability through volume increases that compensate for any price reductions.

Our header bidding solution may not result in revenue growth and may cause infrastructure strain and added cost.
We have increased the number of installations of our header bidding solution with sellers and realized some positive results, including an increase in the volume of ad requests we have received and the portion of our advertising spending transacted through header bidding, as well as access to more premium inventory previously not made available to us through the ad server waterfall. However, while installations are a necessary first step, additional work is required to achieve the revenue acceleration potential of our expanded header bidding customer base. Like other providers of header bidding solutions, the productivity of our implementations to date has varied among sellers as a result of factors over which we have limited control, including seller systems and capabilities, technical proficiency of seller implementations, and other third-party code that sellers load onto their pages. As a result, many implementations require individualized adaptation and troubleshooting, and we are developing solutions that limit the technical burdens on sellers and reduce points of friction in implementation and operation of our solution. Because header bidding typically relies on the consumer’s browser for execution, header bidding auctions can fail if the consumer’s browser is not updated or if the consumer’s internet connection is slow, and mobile browsers present additional difficulties, we are migrating functionality away from the client-side to the server-side, which is more highly controlled. Our original header bidder code is full-featured but consequently may operate in some environments more slowly than a “lighter” header bidding solution, sometimes making it more difficult for us to win available inventory, so we are creating a streamlined version of our code that will operate faster in some environments. Because header bidding technology is new and is characterized by various inefficiencies that affect all providers, we expect the technology to continue to evolve to more uniform standards -- and we believe ultimately to server-side unified auctions that offer the benefits of header bidding with fewer technical issues. However, as we invest in development of next-generation header bidding technology, we must continue working to maximize the efficiency and effectiveness of our current header bidding solution and installations. Until we address these transitional issues, we will not fully offset the increased infrastructure costs associated with the higher volume of ad and bid requests we process as a result of header bidding and take advantage of the near-term opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of higher value inventory. In addition, the expansion of header bidding exposes more inventory to competitive bidding, thereby potentially resulting in increased volatility of our operating results with little warning as a result of various factors, including evolution in technology and changes in business practices such as competitors’ bidding tactics and sellers’ ad server integration and management.
Acts of competitors and other third parties can adversely affect our business.
We do not control the spending or inventory on our platform, and our revenue is therefore vulnerable to acts by third parties that reduce the amounts of spending or inventory available to us. For example, the amount of inventory available to independent platforms like us could be reduced as a result of decisions by Facebook to emphasize content viewable through its site or to favor friends and family-type feeds over third-party properties, or decisions by Google to utilize its ad server advantages to outbid us and other competitors in open-market auctions. Similarly, decisions by buyers and sellers to transact directly rather than through us would tend to reduce both spending and inventory on our platform.

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
We presently have no publicly announced repurchase plan or program.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 2, 2016

EXHIBIT INDEX

Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins*	XBRL Instance Document
101.sch*	XBRL Taxonomy Schema Linkbase Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

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