Form 10-K
period 2016-12-31
RUBICON PROJECT, INC.
filed 2017-03-15
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No

As of June 30, 2016, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the New York Stock Exchange on June 30, 2016) was approximately $420.7 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 6, 2017
Common Stock, $0.00001 par value	49,444,228

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

THE RUBICON PROJECT, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP net revenue, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, and Orders opportunities, and implementation of solutions to improve the advertising experience of consumers; investments in our business; development of our technology; introduction of new offerings; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video, and Orders offerings; sales growth; client utilization of our offerings; our competitive differentiation; our leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including take rate, paid impressions, and average CPM; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our ability to maintain a supply of advertising inventory from sellers;

•	the effect on the advertising market and our business from difficult economic conditions;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•
our ability to introduce new offerings and bring them to market in a timely manner in response to client demands and industry trends, including shifts in digital advertising growth from display to mobile channels;

•	our ability to implement solutions to improve the advertising experience of consumers;

•	the increased prevalence of header bidding and its effect on our competitive position;

•	our header bidding solution not resulting in revenue growth and causing infrastructure strain and added cost;

•	uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, Orders, video, and guaranteed audience solutions;

•	uncertainty of our estimates and assumptions about the mix of gross and net reported transactions;

•	declining fees and take rate, including as a result of implementation of alternative pricing models, and the need to grow through advertising spend increases rather than fee increases;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google);

•	the effects of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings, compete effectively and to maintain our pricing and take rate in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; and
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
PART I
Item 1. Business Overview
We provide a technology solution to automate the purchase and sale of advertising for buyers and sellers. We believe our highly scalable platform reaches approximately one billion Internet users globally on some of the world’s leading websites and mobile applications. We help increase the volume and effectiveness of advertising, improving revenue for sellers and return on advertising investment for buyers.
Advertising takes different forms, referred to as advertising units, and is purchased and sold through different transactional methodologies, referred to as inventory types. Finally, it is presented to users through different channels. Our solution enables buyers and sellers to purchase and sell:
•a comprehensive range of advertising units, including display and video;
•utilizing various inventory types, including (i) direct sale of premium inventory, which we refer to as Orders, on a guaranteed, or fully reserved basis, as well as on a non-guaranteed basis; and (ii) real-time bidding, or RTB;
•across digital channels, including mobile web, mobile application, and desktop, as well as across various out of home channels, such as digital billboards, that are in the early stages of leveraging our advertising automation platform.
Our platform features applications and services for digital advertising sellers, including websites, mobile applications and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, demand side platforms, or DSPs, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform.
Sellers of digital advertising use our platform to improve revenue by accessing a global market of buyers representing top advertiser brands to monetize their advertising inventory across transaction types, advertising units, and channels. We also help sellers decrease costs and protect their brands and user experience.
At the same time, buyers leverage our platform to manage their advertising spending and reach their target audience across transaction types, advertising units, and channels, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from hundreds of sellers. We believe buyers use our platform because of our powerful solution and our direct relationships and integrations with some of the world’s largest sellers.
Our platform incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, robust analytics capabilities, and a distributed infrastructure. We analyze billions of data points in real time to enable our solution to make approximately 300 data-driven decisions per transaction in milliseconds, and over 15 trillion bid requests per month. Our solution is constantly improving based on our systems’ ability to analyze and learn from vast volumes of data.
During the early stages of our business following our incorporation in April 2007, our solution helped sellers to automate their existing advertising network relationships to match the right buyer with each impression, as well as increase their revenue and decrease their costs. Between 2008 and 2009, we developed direct relationships with buyers and created applications to assist buyers to increase their return on investment. During 2010, we added real-time bidding, or RTB capabilities, allowing sellers’ inventory to be sold in an auction to buyers, creating a real time unified auction where buyers compete to purchase sellers’ advertising inventory. During 2012, we launched our private marketplace orders application, which allows sellers to connect directly with pre-approved buyers to execute direct sales of previously unsold advertising inventory.
In 2014, we introduced the first-generation of our solution to automate the buying and selling of premium digital inventory on a fully reserved, or guaranteed, basis. In late 2014, we further expanded our orders automation technology and further increased our capabilities in the automated guaranteed market with the acquisition of two companies, iSocket, Inc., or iSocket, and Shiny Inc., or Shiny. The addition of iSocket and Shiny provided additional solutions to automate the buying and selling of direct-sold and guaranteed deals. Combined with our pre-existing orders technology, these acquisitions enabled us in 2015 to create a fully integrated solution for automating, streamlining, and managing the processes of direct buying and selling of guaranteed and non-guaranteed advertising.
In April 2015, we acquired Chango Inc. or Chango, an intent marketing technology company and integrated its operations into the operations of the Company. In the first quarter of 2017, we ceased operating the intent marketing solution that had derived from the acquisition.
In 2015, we also significantly advanced our mobile capabilities through a combination of internal product development, strategic customer wins, driving increased revenue from existing buyer and seller customers, and international expansion. Part of this growth was due to the development and roll out of our Exchange API (xAPI) solution, one of the first commercially available server-to-server header bidding solutions, which allows us to connect directly with seller ad servers to view and bid on every impression in their marketplace. Sellers have embraced header bidding, a technology solution by which impressions that would previously have been exposed to different potential sources of demand in a sequence dictated by ad server placement are instead available for concurrent competitive bidding by demand sources that use header bidding tags that the seller accepts.
In 2016, we entered the header bidding space with our FastLane solution, which grew rapidly. In addition, we began to focus further on development of our video solution, helping grow our product footprint to allow our sellers to sell video advertising across desktop or mobile platforms, and include instream, outstream and mobile-specific formats such as interstitials. This growth was due to a combination of product development and expansion of existing display customer relationships to include video inventory, both domestically and internationally.
We operate our business on a worldwide basis, with an established operating presence in North America and Europe and a developing presence in Asia, Australia, and South America. Substantially all of our assets are U.S. assets. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
Our Industry
Continued Shift Towards Digital Advertising
The advertising industry is shifting from traditional advertising in analog and print media, such as newspapers, magazines, broadcast radio, and television, to digital advertising. This decades-long shift has resulted in content being increasingly delivered to users over the Internet, mobile networks, and digital television, creating an opportunity for buyers to target audiences more accurately using data-driven strategies and deliver more relevant advertising in real time on multiple screens. Buyers are able to utilize various technologies to analyze data relating to return on investment, demographics, user behavior, location, and other attributes that enable them to create and deliver targeted advertisements to users, which helps achieve specific advertising goals. As a result, digital advertising has the potential to drive return on advertising investment significantly higher than traditional print, broadcast radio, and television. Technological advances have also enabled sellers to sell their inventory on an impression-by-impression basis, as well as in bulk, making it easier for sellers to enhance the monetization of their inventory.

Complicated and Manual Workflow for Direct Buying and Selling of Digital Advertising
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising purchases and sales. Buyers and sellers benefit from a platform that enables them to leverage the targeting capabilities of their proprietary data assets. This has created a need to automate the digital advertising industry and to simplify the process of buying and selling advertising.
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

•
Complex Impression-Level Matching. Sellers aim to sell impressions in order to grow revenue while enhancing the users’ experience and preserving the sellers’ brand. Buyers seek to purchase impression-level inventory to improve targeting of specific audiences and return on investment for their advertising spending.

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

•
Brand Security and Inventory Quality Concerns. Buyers want to avoid buying fraudulent inventory or being associated with content they consider inappropriate, competitive, or inconsistent with their advertising themes. Sellers want to prevent advertisements that are inappropriate, competitively sensitive, or otherwise do not comport with their brand image from appearing on their websites or mobile applications.

•
Consumer Experience Concerns. Consumers prefer digital advertising experiences that are relevant to their personal interests, non-intrusive, and do not detract from or slow down their enjoyment of digital content.

•
Large and Highly Unpredictable Traffic Volumes. The scale of user traffic and the dollar value of digital advertisements is growing and difficult to manage efficiently. A large seller may have tens of millions of users per month, creating hundreds of millions of monthly impressions. The volume of traffic for any given seller is extremely difficult to predict and requires a technology infrastructure that is large enough to handle variable volumes. As more advertising shifts to digital and digital advertising technologies evolve, larger and more diverse data processing capabilities are required.

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

•
Diverse Technology Demands. Even as advertising is shifting from traditional to digital media, a shift is underway within the digital advertising ecosystem from desktop to mobile channels. Desktop and mobile digital advertising involve different challenges and rely upon different technologies, requiring significant technological capabilities and innovation.

Rubicon Project: Competitive Strengths of Our Platform in the Digital Advertising Marketplace
Rubicon Project was founded to address the inherent challenges associated with the digital advertising ecosystem and to enable a marketplace where buyers and sellers can transact in a highly efficient and safe manner.
Our technology platform creates and powers a marketplace for large numbers of buyers and sellers to readily buy and sell advertising at scale. Buyers can direct their spending towards the impressions that are of most value to them based on demographics, pricing, timing, and other targeting objectives. Sellers can improve revenue per impression, while adhering to their own specific rules around advertising that is permissible on their websites and mobile applications. Our platform enables the real-time exchange of high volumes of information in a transparent marketplace that in turn enables sellers to match buyers’ advertising campaigns with their available advertising inventory.
Serving a Broad Universe of Buyers and Sellers Across a Full Spectrum of Inventory Types, Advertising Units, and Channels

Advertising takes different forms, referred to as advertising units, and is purchased and sold through different transaction types. It is presented to users through different channels. The following are the three main transaction types available through our platform:
Guaranteed Orders—automates one-to-one guaranteed inventory purchases between buyers and sellers.
Non-Guaranteed Orders—automates one-to-one non-guaranteed inventory purchases arranged directly between specific buyers and sellers on the platform.
Real-Time Bidding—enables the sale and purchase of inventory on an impression-by-impression basis. Buyers are able to leverage our platform to select individual impressions that meet their targeting criteria and sellers are able to leverage our platform to auction their inventory on an impression-by-impression basis to increase revenue.
Buyers and sellers can use these different transaction types to purchase and sell diverse advertising units, including display, video, and audio appearing through different digital channels, including desktop, mobile, and web applications, as well as out-of-home channels such as digital billboards. By accommodating a full spectrum of digital advertising inventory through various transaction types, our solution provides greater coverage of websites and mobile applications owned by a range of sellers, and attracts all types of buyers, thereby giving buyers the ability to fulfill their audience needs in a cost-effective manner and increasing the price at which sellers’ inventory is sold.
Private Marketplace Solutions Provide Unique Access to Quality Supply and Facilitate Transactions
A significant portion of premium inventory is purchased and sold through private marketplaces, both on a guaranteed and non-guaranteed basis. Some sellers will continue to rely on their own sales forces for sales of premium inventory, but will benefit from automation to better price, match, and place campaigns, and to automate manual operations such as ad trafficking, quality assurance, and billing and collections. We have invested in workflow capabilities and automation of premium inventory transactions to enable sales teams to increase their productivity and process more sales of inventory at optimal prices. Workflow capabilities enable buyers and sellers to communicate directly and use shared data to execute campaigns. These capabilities support sales functions rather than replacing them, enhancing their adoption without friction. Buyers and sellers can also leverage their first-party data assets and third-party data assets in our platform to increase the value of the seller’s inventory and precision of the buyer’s targeting efforts. In addition, we believe that our guaranteed orders capabilities will help to position us to automate the purchase and sale of television advertising.
Big Data Analytics and Machine-Learning Algorithms
A core aspect of our value proposition is our big data and machine-learning platform that is able to discover unique insights from our massive data repositories containing proprietary information on trillions of bid requests and served advertisements. Our systems collect and analyze non-personally identifiable information such as pricing of advertisements, historical clearing prices, bid responses, what types of ads are allowed on a particular website, which sellers’ websites a buyer prefers, what ad formats are available to be served, advertisement size and location, where a user is located, which users a buyer wants to target, how many ads the user has seen, browser or device information, and sellers’ proprietary data about users. We have developed proprietary machine-learning algorithms that analyze billions of these data points to enable our solution to make approximately 300 data-driven decisions per transaction in real time and to execute approximately 15 trillion bid requests per month.
Dual Network Effects Drive an Efficient and Self-Improving Marketplace
Through our solution, sellers gain instant access to the world’s largest automated digital advertising buyers, including hundreds of DSPs and ad networks. Our platform offers sellers significant flexibility by enabling them to sell their advertising inventory in an automated fashion on an impression-by-impression basis, such as with RTB, in bulk, or in Orders pursuant to arrangements directly between the seller and the buyer. We bring value to both buyers and sellers through the dual network effects created by our solution—large volumes of data lead to better matching, which attracts more buyers and sellers, leading to more data. We have one of the largest digital advertising data repositories in the world, which puts us in a unique position to develop differentiated insights to help both buyers and sellers. Our solution is constantly self-improving as we process more volume in the form of bid requests, user visits, events, and transactions, we accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and leads to higher-quality matching between buyers and sellers. Higher quality matching improves return on investment for buyers and revenue for sellers, which in turn attracts more buyers and sellers to our platform. We believe this self-reinforcing dynamic creates a strong platform for growth.

Header Bidding Solution
We offer a "header bidding" solution that integrates technology directly on a publisher website or mobile application to enable us to sit much higher in the publisher’s ad stack. We also integrate with other providers of header bidding solutions. These capabilities allow the strength and scale of our buyer demand to compete for many more seller impressions.
Independence
Unlike large industry participants, we do not have our own media properties that compete for ad spending with our sellers. Our independence gives our customers an important alternative to monetize and acquire inventory without subsidizing their competitors.
Platform Applications
To enhance the value our technology platform brings to the marketplace, we offer a number of applications to address the critical needs of buyers and sellers.
Applications for Sellers. We have direct relationships and integrations with the sellers on our platform. Our solution includes applications to help them increase their digital advertising revenue, reduce costs, protect their brands and user experience, and reach more buyers efficiently to increase digital advertising revenue by monetizing their full variety and volume of inventory. Our platform offers sellers many capabilities and benefits, including the following:

•
xAPI Technology That Allows Sellers to Easily Access Our Demand. Publishers normally face numerous technical challenges in accessing advertising demand. They either have to modify their web pages by adding cumbersome "ad tags," or they have to integrate monetization code into their mobile applications. Both of these methods create technical risk and are time consuming to implement. xAPI technology eliminates these requirements and makes it easy and fast with no impact to the web pages or apps of the publisher to access demand and fill ad slots.

•
Integrated Solution for Digital Advertising Needs. We provide sellers with a single web-based interface that serves as their central location to manage, analyze, and enhance digital advertising spending from hundreds of different buyers.

•	Inventory Allocation. We offer a solution that helps sellers to increase revenue across advertising types and sales channels by allocating inventory efficiently between direct and indirect demand.

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

•
Consolidated Payments. We provide consolidated billing and collection for sellers who would otherwise be required to dedicate additional resources to cost-effectively manage financial relationships with a large base of buyers.

•
Protective Screening. We protect sellers and users from malware (software that can infect computers with malicious software), check advertisements delivered through our solution for the presence of any malicious or questionable activity or characteristics, screen for unsanctioned advertisements, and reduce recurrence.

•	AdCheq. We review and categorize advertisement creative so that our systems can automatically enforce each seller’s specific advertisement quality policy.

•	Vantage. We provide an extension for Web browsers that lets sellers monitor ads served in context on their sites, providing insight, diagnostic applications, and ad-quality controls.

•
Creative Approval API.Our platform includes a programmatic interface that sellers can use to retrieve a comprehensive set of individual advertising creatives that have bid or served on their sites, and instruct our delivery systems to approve or reject those creatives for future impressions.

Applications for Buyers. Buyers leverage our applications to access a large audience and execute highly automated campaigns that take advantage of unique targeting data and technology as provided by our platform to purchase advertising inventory based on buyers' key demographic, economic, and timing criteria. These applications help streamline a buyer’s purchasing operations and increase the efficiency of its spending and the effectiveness of its advertising campaigns. Our platform offers buyers many capabilities and benefits, including the following:

•
Direct Access to a Global Audience and Hundreds of Premium Sellers. By leveraging our platform, we believe buyers can reach approximately one billion Internet users globally, including through many of the world's largest and most premium sellers. Furthermore, unlike many organizations in the digital advertising industry, we have direct relationships with sellers and can enable buyers to circumvent a multi-step, expensive, and inefficient process to connect to the seller.

•
Flexible Access to Inventory. Our platform allows buyers to purchase advertising inventory in their preferred manner, whether by RTB or Orders. Our solution also has the flexibility to allow buyers to integrate their purchases on our platform through their existing buying technologies or to buy directly through our platform.

•
Ability to Automate the Direct Purchase of Fully Reserved Inventory Through our Orders Platform. Our direct orders capability enables buyers to significantly streamline the workflow associated with purchasing fully reserved inventory through our Orders platform, while leveraging their first-party data assets.

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

•
Inventory Quality. We provide systems and processes to detect and minimize questionable inventory, such as non-human traffic. We also ensure that inventory made available for sale is transparently labeled, allowing buyers to make their own decisions about what meets the specific standards of campaigns they are running.

•
PubCheq. We maintain a comprehensive database of all inventory reviewed by internal systems and teams that powers a global blacklist that blocks fraudulent or otherwise problematic seller properties and users from entering the Rubicon Project marketplace and identifies non-human traffic that is fraudulently consuming ad spend.

Growth Strategies
We intend to build upon our current technology and extend our market leadership through innovation and by enhancing our capabilities in the following key growth areas:

•
Mobile: We believe we can significantly expand the penetration of our mobile offerings among existing buyer and seller customers by creating and introducing new mobile ad formats, extending mobile advertising to brands by providing better signaling and decisioning data, and leveraging header bidding to improve returns for developers.

•
Orders: We believe we can develop technology to enable buyers and sellers to safely leverage their first-party data assets and third-party data assets in our platform to increase the value of the seller’s inventory and precision of the buyer’s targeting efforts, and to drive more precise matching of buyer demand to seller inventory.

•
Header Bidding: We will invest in continued improvement in our header bidding capabilities, including through support of open-source wrapper technologies that eliminate exchange bias, broad integrations to maximize access to inventory supply, and development of enhanced customer service capabilities.

•	xAPI: We have an industry-leading server-to-server technology in exchange API, which we will leverage to improve our inventory position and increase ad request volume on our platform.

•
Video. We plan to expand our video presence by providing turnkey monetization services for over-the-top content providers as they emerge, as well as continuing to video-enable our existing publishers with new formats and stronger measurement and targeting capabilities.

•
Bringing Automation to Additional Media. Historically, our solution has focused on display advertising. We believe, however, that television and other analog and print media will eventually converge with existing digital channels, creating opportunities for us to expand our solution beyond digital media to analog and print media, such as television, radio, and magazines, as well as further expand in out-of-home media like billboards. We intend to extend our solution to track this convergence and support increasingly complex volumes of advertisements spanning multiple media. In addition to platform expansion, we intend to extend beyond our current capabilities for display, video, and engagement to other forms of advertising units as they may arise.

Our Technology

To support our solution, we have developed a network of remote servers hosted on the Internet that run our proprietary software, including analytics and decision-making algorithms, and store, manage, and process rules set by buyers and sellers and data about demographics, economics, timing, and preferences. Our hardware provides significant scale and is programmed for high-frequency, low-latency trading. This infrastructure is supported by a real-time data pipeline, a system that quickly moves volumes of data generated by our business into reporting systems that allow usage both internally and by buyers and sellers, and a 24-hour Network Operations Center, which provides failure protection by monitoring and rerouting traffic in the event of equipment failure or network performance issues between buyers and our marketplace.
We estimate that our platform currently averages approximately 13 billion transactions per week. It utilizes over 70,000 central processing units, which read and execute our program instructions. In addition, our platform supports more than 140 gigabytes of data transfer per second and stores more than 20 petabytes of data, backed by our globally distributed infrastructure hosted at data centers in the U.S., Europe, and Asia.
Our infrastructure is distributed across leased commercial data center locations in the US, Europe, and Asia to reduce latency, and its massive scale supports the volume, diversity, and complexity of buyers’ bids on sellers’ advertising inventory to increase market liquidity and achieves improved pricing using our machine-learning algorithms. Our platform’s architecture allows for additional scale through enhancements and additions to the infrastructure, which enables us to better evolve and adapt to the demands of buyers and sellers and remain competitive in the marketplace.
Our proprietary data-driven machine-learning algorithms enable our solution to make decisions that improve revenue for sellers and return on investment for buyers. These algorithms combine and analyze multiple types of data and enable our systems to execute over 90 million decisions per second, all in time to allow transactions to be executed in milliseconds.
Auction and security algorithms use matchmaking algorithms with both historical and real-time data to drive automated decision-making processes.
Bid efficiency algorithms provide bid prediction (which buyers are most likely to bid on a given impression) and throttling (the volume of bid requests a given buyer can process), to improve infrastructure load and execute transactions in the most timely manner possible by only sending bid requests to those buyers of advertising inventory who can handle the volume and are likely to respond.
Technology and Development
Innovation is key to our success. In addition to the substantial investments we make in improving and extending our technology, we have developed a research and development center through which we invest in exploratory concepts, particularly focused on reaching consumers and making their advertising experience better. We are developing a consumer application that allows end users to create advertising taste profiles based on their interests, likes and dislikes. If we are successful, our buyer and seller clients will be able to use this data to target more effectively, thereby increasing the value of advertising impressions and improving the consumer experience.
In addition, our core technology and development team is responsible for the design, development, maintenance, and operation of our platform. Our technology and development process emphasizes frequent, iterative, and incremental development cycles. Within the technology and development team, we have several highly aligned, independent sub-teams that focus on particular features of our platform. Each of these sub-teams includes engineers, quality assurance specialists, and product developers responsible for the initial and ongoing development of each sub-team’s feature. In addition, the technology and development team includes our technical operations sub-team, which is responsible for the performance and capacity of our platform. While our sub-teams operate independently, the combined work is coordinated by our project management team, which manages dependencies and optimizes the schedule of the entire team towards common goals.
Technology and development expenses are included in both cost of revenue and technology and development on our consolidated statements of operations. These combined expenses, excluding amounts paid to sellers, were $102.3 million, $79.4 million and $43.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Sales and Marketing

We sell our solution to buyers and sellers through our global direct sales team, which operates from various locations around the world. This team leverages its market knowledge and expertise to demonstrate the benefits of advertising automation and our solution to buyers and sellers. We deploy a professional services team with each seller integration to assist sellers in extracting value from our solution. We are focused on managing our brand, increasing market awareness, and generating new advertising campaigns. To do so, we often present at industry conferences, create custom events, and invest in public relations. In addition, our marketing team advertises online, in print, and in other forms of media, creates case studies, sponsors research, authors whitepapers, publishes marketing collateral, generates blog posts, and undertakes customer research studies.
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
We compete for advertising spending and seller inventory made available on our platform. Our offering must remain competitive in terms of scope, ease of use, scalability, speed, price, brand security, customer service, and other technological features that assist buyers in increasing the return on their advertising investment. We compete for digital advertising inventory based on our ability to monetize sellers’ inventory, provide the greatest array of product components covering their various transaction types, and increase fill rates. We compete on the basis of our technology and the competitive strengths described above, including our ability to enable buyers and sellers to purchase and sell a comprehensive range of advertising units (including display and video), utilizing various transaction types (including direct sale of premium inventory on a guaranteed or non-guaranteed basis and real-time bidding), and across digital channels (including mobile web, mobile application, desktop, and out-of-home). While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on the factors described above. However, competitive differentiation is difficult to achieve, both in terms of capabilities and in terms of customer perception. We lack the scale of some of our competitors, which may have the ability to compete effectively with us on the basis of their capabilities or ability to offer more aggressive pricing. Other competitors with capabilities inferior to ours may nevertheless compete effectively with us if customers do not perceive, or value, what we believe to be our competitive advantages. With the proliferation of header bidding, pricing has become a key competitive differentiator since the same advertising impression is available through multiple exchanges.
Our Team and Culture
Our team consists of ad tech pioneers and veterans that draw from a broad spectrum of experience, including data science, artificial intelligence, machine-learning algorithms, auctions, infrastructure, and software development.
We focus heavily upon developing and maintaining a company culture that supports our goals. We strive to make our company an exciting place to work, not just a “job.” We reward team and individual excellence and constantly strive to build a stronger, more innovative team and a consistent culture across all our locations.
As of December 31, 2016, we had 572 full-time employees, of whom 426 were in the United States, 218 were in sales and marketing functions, 233 were in technology and development, and 121 were in general and administrative functions. In addition to the United States, we have personnel and operations in England, France, Australia, Germany, Italy, Japan, Singapore, and Brazil.
Our Intellectual Property
Our proprietary technologies are important and we rely upon trade secret, trademark, copyright, and patent laws in the United States and abroad to establish and protect our intellectual property and protect our proprietary technologies.
We have seven issued U.S. patents, as described below. Additionally, we have eight pending patent applications in the United States and two pending non-U.S. patent applications. We anticipate that one of the pending U.S. patent applications will go abandoned in 2017. None of these patents has been litigated and we are not licensing any of the patents. Their importance to our business is uncertain and there are no guarantees that any of the patents will serve as protection for our technology or market in the United States or any other country in which an application has been filed. Our seven issued U.S. patents include: U.S. Patent No. 8,472,728, titled System and Method for Identifying and Characterizing Content within Electronic Files Using Example Sets, issued on June 25, 2013; U.S. Patent No. 8,473,346, titled Ad Network Optimization System and Method Thereof, issued on June 25, 2013; U.S. Patent No. 8,554,683, titled Content Security for Real-Time Bidding, issued on October 8, 2013; U.S. Patent No. 8,831,987, titled Managing Bids in a Real-Time Auction for Advertisements, issued on September 9, 2014; U.S. Patent No. 9,076,151, titled Graphical Certifications of Online Advertisements Intended to Impact Click-Through Rates, issued on July 7, 2015; U.S. Patent No. 9,202,248, titled Ad Matching System and Method Thereof, issued on December 1, 2015; and U.S. Patent No. 9,208,507, titled Ad Network Optimization System and Method, issued on December 8, 2015.

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
Our contracts with buyers and sellers generally do not provide for any minimum volumes and may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers and sellers are free to terminate their arrangements with us or direct their spending and inventory to competing sources of inventory and demand, quickly and without penalty. Loss of a major buyer would represent direct loss of fees charged to that buyer for its spending, and loss of a major seller representing a unique audience would result in direct loss of fees charged to that seller for sale of that seller’s inventory. In addition, just as growth in the inventory strengthens buyer activity in a network effect, loss of unique inventory or substantial buyers could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our RTB auctions, and reduction in seller fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce buyer fees from demand that cannot be shifted to other sellers.
Because of these factors, we seek to expand and diversify our customer relationships. However, the number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate.
Geographic Scope of Our Operations
In addition to the United States, we have personnel and operations in England, France, Australia, Germany, Italy, Japan, Singapore, and Brazil. As of December 31, 2016, 146 of our 572 employees were based outside the United States.
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

In the years ended December 31, 2016, 2015, and 2014, approximately 34%, 31%, and 42%, respectively, of our revenue was generated from international markets. Substantially all of our assets are U.S. assets. For detailed information regarding our revenues and property and equipment, net by geographical region, see Note 17.
User Reach
It is not practicable to determine the exact number of unique users we reach because we do not collect personally identifiable information. In order to estimate our user reach, we start with data we track on devices we see through our platform in a given time period: for web browsers, we identify each combination of browser user agent and originating IP address, and for mobile application users, we identify unique device identifiers. The resulting aggregated total counts some devices more than once because the same device creates different user agent and IP address combinations by using different browsers to access the internet and/or accessing the internet from locations with different IP addresses. We therefore make assumptions about the amount of duplication, as well as assumptions about the average numbers of devices per person, which can vary by geography and over time, and apply these assumptions to estimate of the number of users we reach. Following this methodology, we estimate that we reach approximately one billion users globally through our platform. This figure depends upon our assumptions and is therefore inherently imprecise and may differ from third-party estimates of our reach.
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
We provide this notice through our privacy policy, which can be found on our website at http://www.rubiconproject.com/privacy. As stated in our privacy policy, we do not collect information, such as name, address, or phone number, that can be used directly to identify a real person, and we take steps not to collect and store such personally identifiable information from any source. Instead, we rely on non-personally identifiable information about Internet users and do not attempt to associate this data with other data that can be used to identify real people. However, we typically do collect and store IP addresses, geo-location information, and persistent identifiers that are considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personally identifiable information, or personal data, varies by country, and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. For example, some European countries consider IP addresses or unique device identifiers to be personal data subject to heightened legal and regulatory requirements, whereas the United States does not. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.
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

The use and transfer of personal data in EU member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. A recent opinion by the Court of Justice of the European Union concluded that the Safe Harbor Framework we previously relied upon is not sufficient to allow transfers of personal data of EU subjects to the United States. Therefore, we must rely on alternative compliance measures, which are complex, which may also be subject to legal challenge, and which, unlike the Safe Harbor Framework, directly subject us to regulatory enforcement by data protection authorities located in the European Union. In addition, the European Union has finalized a General Data Protection Regulation, or GDPR, that will become effective in May 2018. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe; among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the European Union is currently considering revising the EU Cookie Directive governing the use of technologies to collect consumer information.
Additionally, our compliance with our privacy policy and our general consumer privacy practices are also subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.
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
Business Seasonality
Our advertising spend, revenue, cash flow from operations, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of buyer spending. For example, many buyers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarters than in prior quarters.
Working Capital Requirements
Our revenue is generated from advertising spend transacted on our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees (where applicable), and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers are beginning to require direct billing and collection arrangements between themselves, particularly for our guaranteed orders solution. Further, growth and increased competitive pressure in the digital advertising industry is causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to challenge some details of our invoices or to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forego or defer other more productive uses of that working capital.

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
Historically, real-time bidding, or RTB, open-market transactions, particularly for desktop display advertising, have provided most of the activity on our platform. However, other transaction types, such as private marketplace and guaranteed transactions, other channels, such as mobile and out-of-home, and other advertising units, such as video, have begun or are expected to grow faster than open-market RTB desktop display. We expect our historical open-market RTB desktop display advertising business to continue to be an important source of revenue for us, but consistent with market trends, growth in our RTB desktop display business has decelerated significantly and our share of the RTB desktop display market has begun to diminish. Our RTB desktop display revenue may decline over time as other transaction types and channels continue to absorb a greater share of advertising spend. Accordingly, our RTB desktop display business cannot be relied upon to drive growth, so in order for us to grow and compete effectively, we must continue to increase our business in other areas of digital advertising. We must build upon our early momentum in private marketplace and guaranteed transactions and mobile and out-of-home channels and expand our business in other areas, particularly video. Our growth plans depend upon our ability to innovate, attract buyers and sellers to our solution for purposes of buying and selling higher value inventory, expand the scope of our solution and its use by buyers and sellers utilizing other digital media platforms and advertising units, many of which are outside the historical scope of business conducted by our large DSP buyer clients, and adapt the pricing and other terms we make available in response to changing market conditions. Our growth plans also depend on our ability to further increase our international business in existing and new markets, significantly expand the use of our private marketplace offerings, and effectively drive increasing automation in the advertising industry through implementation of new offerings. In order to innovate successfully, we must hire, train, motivate, and retain talented engineers in a competitive recruiting environment, and we must deploy them based on the development priorities we establish in light of our view of the future of our industry. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology, buyer or seller relationships, and the scope of their product offerings. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google). Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.
Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
Our future success will depend in part upon our ability to enhance our existing solution, to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements, and to persuade buyers and sellers to adopt our new solutions. New elements of our offering must compete with established competitors and may require significant investment in development and marketing to achieve parity, and buyers and sellers may not be ready to adopt new solutions we acquire or develop. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our solution is complex and can require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in buyer and seller requirements, market demands, resource availability, regulatory requirements or other factors. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, solutions that respond appropriately to the needs of buyers and sellers, and competitors may develop offerings that more successfully anticipate market evolution and address market expectations. If our solution is not responsive and competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration or preference for competitors' offerings or self-developed capabilities.

The emergence of header bidding may reduce the amount or value of inventory available to us from sellers, and our header bidding solution may not result in revenue growth and may cause infrastructure strain and added cost.
Sellers have embraced header bidding, a technology solution by which impressions that would have previously been exposed to different potential sources of demand in a sequence dictated by ad server placement are instead available for concurrent competitive bidding by demand sources that use header bidding tags that the seller accepts. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. However, the number of header bidding tags that sellers accept is limited because too many header bidding tags can cause delays in the transaction execution process, and therefore we must compete with other demand sources for sellers' header bidding slots. With sellers that accept our header bidding tags, we may be able to participate in improved demand dynamics by competing for impressions that would previously have been allocated first to demand sources prioritized above us in the seller's ad server, with accompanying potential for improved revenue. However, some sellers may not accept our header bidding tags, and our opportunities with those sellers may be impaired as a result. Certain sources of demand with unique value propositions may be prioritized by sellers in their allocation of available header bidding slots, leaving us to compete with other competitors for the remainder. Further, header bidding allows smaller competitors with less demand and/or fewer established seller relationships to compete for higher-value impressions on a more even footing. Just as header bidding allows us to compete with demand sources that would previously have been above us in sellers' ad server sequences, it exposes us to additional competition by demand sources that, prior to the emergence of header bidding, might have been below us in the sellers' ad server sequences or otherwise unable to compete effectively for inventory. In order to compete more effectively for inventory in header bidding transactions, we may reduce our fees in order to pass more money to sellers.
We have increased the number of installations of our header bidding solution with sellers. However, while installations are a necessary first step, additional work is required to achieve the revenue acceleration potential of our expanded header bidding customer base. Like other providers of header bidding solutions, the productivity of our implementations to date has varied among sellers as a result of factors over which we have limited control, including seller systems and capabilities, technical proficiency of seller implementations, and other third-party code that sellers load onto their pages. As a result, many implementations require individualized adaptation and troubleshooting. Because header bidding typically relies on the consumer’s browser for execution, header bidding auctions can fail if the consumer’s browser is not updated or if the consumer’s internet connection is slow, and mobile browsers present additional difficulties. One alternative is to migrate functionality away from the client-side to the server-side, which is more highly controlled, but this presents its own challenges, including difficulties in cookie syncing and resulting adverse effects on audience targeting. Because header bidding technology is new and is characterized by various inefficiencies that affect all providers, we expect the technology to continue to evolve to more uniform standards. However, as we invest in development of next-generation header bidding technology, we must continue working to improve the efficiency and effectiveness of our current header bidding solution and installations. Until we address these transitional issues, we will not fully offset the increased infrastructure costs associated with the higher volume of ad and bid requests we process as a result of header bidding; and we will not be able to take advantage of the near-term opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of higher value inventory. In addition, the expansion of header bidding exposes more inventory to competitive bidding, thereby potentially resulting in increased volatility of our operating results with little warning as a result of various factors, including evolution in technology and changes in business practices such as competitors’ bidding tactics and sellers’ ad server integration and management.
It is too early to predict what effect the emergence of header bidding will ultimately have on our business, but to date we have experienced some negative results, including increased competition for some inventory that we would have been able to sell through our platform in the absence of header bidding, with commensurate adverse revenue effects.
We must scale our technology infrastructure to support our growth and transaction volumes. If we fail to do so, we may lose buyers, sellers, and revenue from transactions.
When a user visits a website or uses an application where our auctions technology is integrated, our technology must process a transaction for that seller and conduct an auction within milliseconds. Our technology must scale to process all the advertising impressions from the collection of all visitors of all websites and applications offered on our platform. Additionally, for each individual advertising impression, our technology must be able to send bid requests to appropriate and available buyers. It must perform these transactions end-to-end at speeds often faster than the page or application loads for the user. The addition of new services, support of evolving advertising formats, handling and use of increasing amounts of data, and overall growth also place increasing demands upon our technology infrastructure. The growth of header bidding and mobile device usage is significantly increasing volume demands on our infrastructure. We must be able to continue to increase the capacity of our platform in order to support substantial increases in the number of buyers and sellers, to support an increasing variety of advertising formats and platforms and to maintain a stable service infrastructure and reliable service delivery, all to support the network effect of our solution. If we are unable, for cost or other reasons, to effectively increase the scale of our platform to support and manage a substantial increase in the number of transactions, as well as a substantial increase in the amount of data we process, on a high-performance, cost-effective basis, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to continue processing these transactions at fast enough speeds or if we are unable to support emerging advertising formats or services preferred by buyers, our revenue may be adversely affected by the inability to obtain new buyers or sellers, loss of existing buyers or sellers, or failure to process auction transactions in a timely manner. We expect to continue to invest in our platform in order to meet increasing demand. Such investment may negatively affect our profitability and results of operations, or cause dilution to our stockholders.
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
We have invested heavily in our mobile technology, which poses additional risks that did not affect our legacy desktop display business. Mobile connected devices or any other devices, their operating systems, Internet browsers or content distribution channels, including those controlled by our competitors, may develop in ways that make it difficult for advertisements to be delivered to their users. Further, we rely upon relationships with third parties to provide our buyers with access to large numbers of mobile inventory sellers that utilize third-party technology to display ads. If our access to mobile inventory is limited by third-party technology or lack of direct relationships with mobile sellers, our ability to grow our business will be impaired.
Due to increased usage of mobile devices and resulting migration of ad spending to mobile platforms, we have invested heavily in our mobile technology and are relying to a significant degree on our mobile offerings to fuel our continued growth. The mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solution less competitive. Because mobile advertising uses different data-capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China and India, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in achieving our goals in this market. Moreover, buyers' spending to reach consumers through mobile advertising may evolve more slowly than expected, or not grow to levels we anticipate. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth is largely dependent on the success of our xAPI technology, and there can be no assurance that this technology will continue to work as anticipated, without costly bugs or errors. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile-connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems, applications, or Internet browsers for any reason, our ability to generate revenue through mobile advertising could be significantly harmed.
Our growth depends upon our ability to attract and retain buyers and sellers and increase business with them. Buyers and sellers are free to direct their spending and inventory to competing sources of inventory and demand, and large competitors with direct mobile user relationships and proprietary first-party user data have invested early and heavily in mobile advertising solutions, have many established relationships with mobile buyers and sellers that may be difficult for us to replicate, and may provide more compelling solutions than we do. Most of the application providers selling inventory through our platform utilize software development kits, or SDKs, and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in rapid and significant reduction of the amount of mobile inventory available through our platform, which in turn would adversely affect our mobile advertising spend and growth prospects.
Market pressure may result in a reduction in spending on our platform or a reduction in the fees or prices we charge, which could have a material adverse effect on our business and reduce our take rate.
A majority of our advertising spend comes from DSP buyers purchasing advertising inventory in RTB transactions on our platform. Our proprietary auction algorithms include a buyer fee for use of our technology, and we have typically charged buyers a variable price for real-time bidding impressions without specifying the amount or method of determination of the fee that is included in the price. Like other industry participants, DSPs have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, and DSPs may in turn apply this pressure to us. Sellers sometimes also question our buyer fees. We also charge fees to sellers for use of our technology, typically as a percentage of the cost of media. As is normal in most industries and companies, the introduction of new offerings requires different pricing rates or structures. Projecting a market's acceptance of a new price or structure is imperfect and we may price too high or too low, both of which may carry adverse consequences. We experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds, and greater levels of pricing transparency and specificity—in some cases as a condition to maintain the relationship. In addition, we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors. Further, in light of increasing market trends toward transparency, commodification of intermediary services, and disintermediation, we may voluntarily reduce our fees in an effort to be more competitive in attracting demand and capturing inventory.
If large buyers or sellers, or large numbers of small buyers or sellers, are able to compel us to charge lower fees or provide fee concessions or refunds, or to reveal or reduce our margins, we may not be able to maintain appropriate volumes of inventory supply and demand without agreeing to these concessions. We also may face the risk that, where a buyer is dissatisfied with the execution of a transaction on our platform, a buyer may request a refund from us of the advertising spend on the transaction notwithstanding that we have only collected a fee on the transaction and may not have the ability to recover the full amount of spending associated with the transaction from the counter-party. In addition, the fees we charge and margins we earn are likely to change in response to evolution in the market, customer demands, market opportunities, new products, or competitive pressure. Our revenue, take rate, the value of our business, and the price of our stock could be adversely affected if we cannot maintain and grow our revenue and profitability through volume increases that compensate for any price reductions, or if we are forced to make significant fee concessions or refunds, or if buyers reduce spending with us or sellers reduce inventory available through our exchange due to fee disputes or pricing issues.
We have a history of losses and we need to sustain and increase investment in our technology in order to be competitive, but we face many risks that may prevent us from achieving or sustaining profitability in the future.
We reported a net loss of $18.1 million and net income of $0.4 million during the years ended December 31, 2016 and 2015, respectively. We incurred a net loss of $18.7 million during the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $99.0 million. During 2016, we were not able to sustain the revenue growth we previously experienced, and revenue may decrease due to competitive pressures, maturation of our business, or other factors. While we have taken steps to reduce unnecessary expenses, we plan to redirect much of the spending to areas we expect to produce higher growth, and we expect our expenses to continue to increase over time as we pursue expansion of our business, including by hiring engineering, sales, marketing, and related support employees, investing in our technology and infrastructure, and developing additional digital media platforms, such as mobile and video.
Notwithstanding such investments, we may not be able to achieve or sustain profitability in the future. If our revenue growth declines or our expenses exceed expectations, our financial performance will be adversely affected.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including allocating and making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; recruiting; integrating, motivating, and retaining qualified employees; developing relationships with buyers and sellers; developing new solutions; integrating new technologies or companies we acquire; and establishing and maintaining our corporate infrastructure, including internal controls relating to our financial and information technology systems. We must improve our current operational infrastructure and technology to support significant growth and to respond to the evolution of our market and competitors' developments. Our business prospects depend in large part on our ability to:

•	build and maintain our reputation for innovation and solutions that meet the evolving needs of buyers and sellers;

•	distinguish ourselves from the wide variety of solutions available in our industry;

•	maintain and expand our relationships with buyers and sellers;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	attract, hire, integrate and retain qualified employees;

•	effectively execute upon our international expansion plans;

•	evaluate new acquisition targets, and successfully integrate acquired companies' businesses and technologies;

•
grow our share of online and mobile advertising spending and the supply of advertising impressions available to us notwithstanding the growing share of digital advertising that is controlled by owned and operated sites (such as Facebook and Google);

•	maintain our cloud-based technology solution continuously without interruption 24 hours a day, seven days a week; and

•
anticipate and respond to varying product life cycles and new advertising solutions such as header bidding, regularly enhance our existing advertising solutions, and introduce new advertising solutions and pricing models on a timely basis, including by developing our capabilities in evolving areas of the business, such as mobile and video.

As a result of various factors, our operating results may fluctuate significantly, be difficult to predict, and fall below analysts' and investors' expectations.
Our operating results may be difficult to predict, particularly because we generally do not have long-term contracts with buyers or sellers. We have experienced significant variations in revenue and operating results from period to period, and operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:

•	seasonality in demand for digital advertising;

•
changes in pricing of advertising inventory or pricing for our solution and our competitors' offerings, including potential reductions in our pricing and overall take rate as a result of competitive pressure, changes in supply, improvements in technology and extension of automation to higher-value inventory, uncertainty regarding rate of adoption, changes in the allocation of demand spend by buyers, changes in revenue mix, auction dynamics, pricing discussions or negotiations with clients and potential clients, header bidding and other factors;

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

Because significant portions of our expenses are relatively fixed, variation in our quarterly revenue could cause significant variations in operating results and resulting stock price volatility from period to period. In order to minimize adverse effects of pricing pressure on revenue, we must increase our scale and add more high-value inventory, which requires ongoing investment that can adversely affect earnings and might ultimately be unsuccessful. Period-to-period comparisons of our historical results of operations are not necessarily meaningful, and historical operating results may not be indicative of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.
Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Various macro factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we do most of our business, instability in political or market conditions generally, and any changes in favorable tax treatment of advertising expenses and the deductibility thereof. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers.
Seasonal fluctuations in digital advertising activity could result in material fluctuations of our revenue, cash flows, operating results, and other key performance measures from period to period.
Our revenue, advertising spend, cash flow from operations, operating results, and other key performance measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. As a result, any events that reduce the amount of advertising spend during the fourth quarter, or reduce the amount of inventory available to buyers during that period, could have a disproportionate adverse effect on our revenue and operating results for that fiscal year.
Failure to maintain our culture and institutional knowledge could jeopardize our innovation and operation effectiveness.
We have in the past added significant numbers of employees through direct hire and acquisitions, and we may continue to do so. We have also had significant attrition, including through workforce reductions. Significant changes in our personnel may make it difficult for us to maintain our institutional knowledge and corporate culture, which has contributed significantly to our success in the past. If our culture and knowledge base are negatively affected, our ability to support our growth and innovation may diminish.
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
While our core business of desktop display advertising has been used successfully for many years, marketing via new digital advertising channels, such as mobile and social media, out-of-home, and digital video advertising, are emerging and may evolve in unexpected ways, and our future growth will be constrained if we are not able to adapt successfully to market evolution. In addition, the success of our efforts to advance new solutions for increased advertising automation will depend upon adoption of our solution by personnel at buyers and sellers in lieu of their traditional methods of order placement. It is difficult to predict adoption rates, demand for our solution, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions.
Further, the digital advertising industry is complex and evolving, and the relatively few publicly traded companies operating in the business tend to be small and new to the public markets. Consequently, the digital advertising industry may not be as widely followed or understood in the financial markets as more mature industries. The markets may not fully appreciate our particular place in the industry and our strengths and differentiating factors. Problems experienced by one industry participant (even private companies) or issues affecting a part of the industry have the potential to have adverse effects on other participants in the industry or even the entire industry. Emerging understanding of how the digital advertising industry operates has spurred privacy concerns and misgivings about exploitation of consumer information and prompted regulatory responses that limit operational flexibility and impose compliance costs upon industry participants.

Any expansion of the market for digital advertising solutions depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, quality, viewability, malware issues or other issues associated with buyers, advertising channels or inventory, negative perceptions of digital advertising, additional regulatory requirements, or other factors, or if we fail to develop or acquire capabilities to meet the evolving business and regulatory requirements and needs of buyers and sellers of multi-channel advertising, our competitive position will be weakened.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced solutions. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some buyers that use our solution, and some potential buyers, have their own relationships with sellers and can directly connect advertisers with sellers, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through other intermediaries other than us, reducing the amount of advertising spend on our platform. In addition, as a result of solutions introduced by us or our competitors, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, due to competition and growth in our industry or our failure to develop adequately to meet market evolution, we could lose clients and market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.
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
As technology continues to improve and market factors continue to attract investment by others in the business, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position through innovation, development and acquisitions. In order to compete effectively, we may need to innovate, further differentiate our offerings, and expand the scope of our operations more quickly than would be feasible through our own internal efforts. However, because some capabilities may reside only in a small number of companies, our ability to accomplish necessary expansion through acquisitions may be limited because available companies may not wish to be acquired or may be acquired by larger competitors with the resources to outbid us, or we may need to pay substantial premiums to acquire those businesses. Our ability to make strategic acquisitions could also be hampered if the value of our stock, which we might seek to use as acquisition currency, is viewed negatively by an acquisition target, and the lower our stock price, the more dilution we will incur as a result of stock-based acquisitions.
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
As we process transactions through our solution, we are able to collect significant amounts of information about advertisements, their buyers and sellers, and the transactions in which they are placed. This includes buyer and seller preferences and requirements for media and advertisement content and specifications such as placement, size and format; pricing of advertisements; and auction activity such as price floors, bid response behavior, and clearing prices. We also are able to collect non-personally identifiable information about users, including browser or device location and characteristics; online behavior; exposure to and interaction with advertisements; and inferential data about purchase intentions and preferences. We collect this data through various means, including from our own systems, pixels that sellers allow us to place on their websites to track user visits, software development kits installed in mobile applications, and cookies (which are discussed below). Our sellers and buyers also may provide us with their proprietary data about users.
We aggregate this data over trillions of advertising impressions and analyze it in order to enhance our services, including the pricing, placement and scheduling of advertisements purchased by buyers across the advertising inventory provided by sellers. We also share this data, or analyses based upon the data, with clients as part of our services. Our ability to collect, use, and share data about advertising purchase and sale transactions and user behavior and interaction with content is critical to the value of our services, and any limitation on our data practices could impair our ability to deliver effective solutions that meet the needs of sellers and buyers of advertising, resulting in loss of volume and reduced pricing.
Much of the data we collect and use belongs to our buyers or sellers, and we use it with their consent. (Other data is subject to control by Internet users, either as a result of regulation or through choices such as behavioral advertising opt-outs or use of ad blocking technologies, as discussed below). We use data related to our buyers and sellers and their transactional activity on our platform to facilitate our services, but we must exercise care not to use this data in ways that provide unfair advantages to, or adversely affect, buyers or sellers. Although our sellers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, sellers or buyers might decide to restrict our collection or use of their data. There could be various reasons for this, including perceptions by buyers that their data can be used by sellers to extract higher prices for impressions, or perceptions by sellers that their data can be used by buyers to bid tactically to reduce pricing for impressions. As a result, for example, sellers might not agree to provide us with data generated by interactions with the content on their properties, or buyers might not agree to allow us to analyze bid responses. Buyers and sellers may also request that we discontinue using data obtained from their transactions that has already been aggregated with other data. It would be costly and difficult, if not impossible, to comply with such requests. In addition, interruptions, failures, defects, or other challenges in our data collection, mining, analysis, and storage systems could also limit our ability to aggregate and analyze the data from transactions effected through our solution. As consumers continue to increase their use of digital technology and to incorporate multiple devices into their lives, linking and using data across such devices will become increasingly important. Various challenges affect our ability to link data relating to discrete devices, including different technologies used in different platforms, increased user awareness and sensitivity regarding use of data about their device usage, and evolving regulatory and self-regulatory standards. These challenges may slow growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and buyers.
If the use of cookies is restricted or subject to unfavorable regulation, or cookies are replaced by alternative tracking mechanisms, our performance may decline and we may lose buyers and revenue.
We use "cookies," or small text files placed through an Internet browser on an Internet user's computer, to gather data to enable our solution to be more effective. Our cookies record non-personally identifiable information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen, and browser or device information. We may also receive information from cookies placed by buyers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user's browser, reducing the accuracy of buyers' decisions about which inventory to purchase for an advertising campaign. This could make placement of advertising through our solution less valuable, with commensurate reductions in pricing. If our ability to use cookies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookie data, which could be time consuming to develop or costly to obtain, less effective than our current use of cookies, and subject to additional regulation.
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
Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our solution. First, cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers allow Internet users to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the user intends to interact with) or third-party cookies (placed by parties, like Rubicon Project, that have no direct relationship with the user), and some browsers, such as Safari, may block third-party cookies by default. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices based upon the Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on their device. As a consequence, fewer of our cookies or sellers' cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business.
Second, some Internet users also download free or paid "ad blocking" software, not only for privacy reasons, such as a desire to avoid being targeted for ads based upon location or online activity, but also to counteract the adverse effect advertisements can have on users' experience, including increased load times, data consumption, and screen overcrowding. Similar ad-blocking technology has also recently emerged for mobile devices. Such ad-blocking technology may prevent certain third-party cookies, or other tracking technologies, from being stored on a user's computer or mobile device. If more Internet users adopt these measures, our business could be harmed. Ad-blocking technologies could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed "acceptable," which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.
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
Third, current versions of the most widely used web browsers allow users to send "Do Not Track" signals to indicate that they do not wish to have their web usage tracked. However, there is currently no definition of "tracking" and no standards regarding how to respond to a "Do Not Track" preference that are accepted or standardized in the industry. The World Wide Web Consortium, or W3C, chartered a "Tracking Protection Working Group" in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary "Do Not Track" standard for the web. The W3C is continuing to work on a policy specification that will provide guidance as to how websites and buyers should respond to a "Do Not Track" signal. The W3C's current draft policy specification, which has not yet been finalized, allows first parties to continue to track users, even if the users have enabled the "Do Not Track" signal in their web browser. At the same time, the draft policy specification would prevent third parties, like us, from any further tracking of such users across the Internet. If we are required to respond to "Do Not Track" signals as required by the W3C's current draft policy specification, we may be placed at a significant competitive disadvantage compared to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solution.
Even absent an industry standard, various government authorities have indicated an intent to implement some type of "Do Not Track" standard. For example, the Federal Trade Commission, or FTC, and the European Commission, which proposes legislation to the European Parliament, have previously stated that they will pursue a legislative solution if the industry does not agree to a standard. Additionally, the "Do Not Track Online Act of 2015" was recently introduced in the U.S. Senate, and members of the U.S. House of Representatives have also issued public statements supporting the idea of a legislative solution. Such legislation or regulation may affect our ability to collect or use data collected through our platform when a user enables "Do Not Track," and may also include a distinction between first-party and third party collection and usage of data, similar to the distinction in the W3C's current draft policy specification, which may impact our ability to compete in the marketplace.
The California Online Privacy Protection Act of 2003 requires operators of websites or online services to disclose how the operator responds to "Do Not Track" signals regarding the collection of personally identifiable information about an individual consumer's online activities over time and across third-party websites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer's online activities over time and across different websites or online services. It is possible that other states or the U.S. government could adopt similar legislation. While we do not collect data that is traditionally considered personally identifiable information in the United States without user consent, we may nonetheless elect to respond to such legislation by adopting a policy to discontinue profiling or web tracking in response to "Do Not Track" requests, and it is possible that we could in the future be prohibited from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to target and improve advertisements and the value of our services.
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
Many local, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for new regulation directed at the digital advertising industry in particular, and we expect to see an increase in legislation and regulation related to the collection and use of data to target advertisements and communicate with consumers, including mobile device and cross-device data, geo-location data, anonymous Internet user data and unique device identifiers, such as IP address or mobile advertising identifiers, and the collection of data from apps and websites that are directed to children. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
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
Additionally, although we do not currently collect from consumers data that is traditionally considered personal data in the United States, such as names, contact information, or financial or health data in the ordinary course of providing our solution (except to the limited extent personal data is voluntarily submitted by a user or collected by us with the user's knowledge and consent), we typically do collect and store IP addresses, geo-location information, and persistent identifiers. Some of this data is or may be considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. For example, some jurisdictions in the EU already regard IP addresses and unique device identifiers as personal data, and certain regulators, like the California Attorney General's Office and the FTC, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California and Federal law. Evolving definitions of personal data, within the European Union, the United States and elsewhere, especially relating to the classification of IP addresses, geo-location data, and persistent identifiers, may cause us in the future to change our business practices, diminish the quality of our data and the value of our solution, and hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States. They might likewise result in additional regulatory, legislative or public scrutiny, including investigations.
Further, many governments are restricting the storage of information about individuals beyond their national borders. Such restrictions could, depending upon their scope, limit our ability to utilize technology infrastructure consolidation, redundancy, and load-balancing techniques, resulting in increased infrastructure costs, decreased operational efficiencies and performance, and increased the risk of system failure.
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
The European Union's recently finalized General Data Protection Regulation, which restricts the transfer of personal data of EU residents to the United States, as well as the Court of Justice of the European Union's recent opinion invalidating the EU-U.S. Safe Harbor, which previously allowed the transfer of such personal data to the United States, could require us to adopt costly compliance mechanisms, subject us to increased regulatory scrutiny, and hamper our plans to expand our business in Europe.
The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the Data Protection Directive) as well as legislation adopted in the member states to implement the Data Protection Directive. The Data Protection Directive generally prohibits the transfer of personal data of EU subjects outside of the European Union, unless the party exporting the data from the European Union implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. One such compliance mechanism was the process agreed to by the European Union and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses certified that they treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive.
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
Additionally, the European Union recently adopted the GDPR, which will supersede the Data Protection Directive in May 2018, or perhaps earlier in some jurisdictions. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU subjects to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Implementing these policies before the GDPR takes effect will take considerable time and resources, and could result in slowing our ability to develop, acquire, or enter into agreements to use new products, technologies, or types of data. Further complicating this effort, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.
Changes in tax laws affecting us and other market participants could have a material adverse effect on our business.
We are subject to taxation by various taxing authorities at the federal, state and local levels. The Trump Administration has made federal corporate tax reform one of its priorities and the possibility of such reform is thought to be increased in light of the Republican-led Congress. While such reform is likely to be favorable to corporations generally, the structure of any such reform is unknown and a change in tax laws or rates could in fact adversely affect our results of operations, net income, financial condition and cash flows.
Specifically, U.S. legislative proposals have been made that, if enacted, would limit or delay the deductibility of advertising costs for U.S. federal income tax purposes. Any such proposals, if enacted, will likely cause advertisers to reduce their advertising spending in order to mitigate or offset any loss resulting from a change in the tax treatment of such costs. Any such changes would likely have a negative impact on the advertising industry and us by reducing the aggregate amount of money spent on advertising.
Additionally, U.S. legislative and budget proposals have also included limits on the ability to defer taxation for U.S. federal income tax purposes of earnings outside the United States until those earnings are repatriated, and immediate taxes on unremitted foreign earnings. Any changes in the taxation of our non-U.S. earnings could increase our tax expense and harm our financial position and results of operations.
We generally do not have contractual privity with Internet users who view advertisements that we place, and we may not be able to disclaim liabilities from such Internet users or consumers.
Potential sources of liability to Internet users include malicious activities, such as the introduction of malware into users' computers through advertisements served through our platform, and code that redirects users to sites other than the ones users sought to visit, potentially resulting in malware downloads or use charges from the redirect site. Sellers of advertisement space purchased through our solution often have terms of use in place with their users that disclaim or limit their potential liabilities to such users, or pursuant to which users waive rights to bring class-action lawsuits against the sellers related to advertisements. Certain of our competitors are also prominent sellers, and may be able to include protections in their website or application terms of use that also limit liability to users of their advertising services. We generally do not have terms of use in place with such users. As a consequence, we generally cannot disclaim or limit potential liabilities to such users through terms of use, which may expose us to greater liabilities than competing advertising networks that are also prominent sellers.
Changes in market standards applicable to our solution could require us to incur substantial additional development costs.
Market forces, competitors' initiatives, regulatory authorities, industry organizations, seller integration revisions, and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. We expect compliance with these kinds of standards to become increasingly important to buyers and sellers, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our solution is not consistent with emerging standards, our market position and sales could be impaired. If we make the wrong decisions about compliance with these standards, or are late in conforming, or if despite our efforts our solution fails to conform, our offerings will be at a disadvantage in the market to the offerings of competitors that have complied.
The evolving concept of viewability involves competitive uncertainty and may cause us to incur additional costs and liability risk.
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

These themes are relevant to our business of facilitating fully informed purchase and sale of advertising, and the evolution of viewability standards may represent an opportunity to refine matching of supply and demand. However, incorporating viewability concepts fully into our business as they evolve will require us to incur additional costs to integrate relevant technologies and process additional information through our system. If we do not handle viewability well, we could be competitively disadvantaged.
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
In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of digital advertising. However, in the past, some of these guidelines have not comported with our business practices, making them difficult for us to implement. If we encounter difficulties in the future, or our opt-out mechanisms fail to work as designed, or if digital media users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, buyers, sellers, or other private parties. Any such action against us could be costly and time consuming, require us to change our business practices, divert management's attention and our resources, and be damaging to our reputation and our business. In addition, we could be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business. As a result of such inconsistencies or conflicts, or other business or legal considerations, we may choose not to comply with some self-regulatory guidelines. Additionally, as we expand geographically, we may begin to operate in jurisdictions that have self-regulatory groups in which we do not participate. If we fail to abide by or are perceived as not operating in accordance with applicable laws and regulations and industry best practices, or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer and we could lose relationships with buyers and sellers.
Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business may not grow at similar rates, if at all.
We have in the past provided, and may continue to provide, forecasts related to our market, including forecasts relating to the expected growth in the digital advertising market and parts of that market as well as the forecasted trend towards automation of analog and print advertising markets. Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Moreover, the anticipation that the advertising industry will continue to shift from analog and print media to digital advertising at the rate forecasted, or the anticipation of the shift in advertising spending from analog to digital, may not come to fruition. Further, even if the market grows, we may not succeed in our plans to enter or increase our presence in various markets for various reasons, including possible shortfall or misallocation of resources or superior technology development or marketing by competitors.
Risks Related to Our Relationships with Buyers and Sellers and Other Strategic Relationships
We depend on owners of digital media properties for advertising inventory to deliver for advertising campaigns, and any decline in the supply of advertising inventory from these sellers could hurt our business.
We depend on digital media properties to provide us with advertising inventory. The sellers that supply inventory to us typically do so on a non-exclusive basis and are not required to provide us with any minimum amounts or consistent supply of inventory; they are free to, and often do, maintain concurrent relationships with various sources of demand that compete with us, and it is easy for sellers quickly to shift their advertising inventory among these concurrent demand sources, or shift inventory to new demand sources, without notice or accountability. Sellers may seek to change the terms at which they offer inventory to us, or allocate their advertising inventory to our competitors who offer advertisements to them on more favorable terms or whose offerings are considered more beneficial. Sellers may also sell inventory directly to buyers through other channels. Sellers may allocate their available inventory among channels according to various methodologies that often result in ranked prioritization in their ad servers.

Competitors ranked higher in priority see available impressions earlier and have more opportunity to acquire more inventory and more high value inventory. It is easy for sellers to change rankings in their ad servers, and we cannot control how sellers rank us, and to the extent that competitors have higher priority than us, our revenue and the quality of inventory available to our buyers can be adversely affected. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, and restrictions on the use of specified creative content or format. In addition, sellers or competitors could pressure us to increase the prices for inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver advertisements using our solution. Finally, with the proliferation of header bidding, sellers' inventory could be available for buying through multiple exchanges simultaneously, thereby potentially reducing the number of ad impressions sold through our exchange even where we have historically had relationships with the seller, and increasing prices paid to the seller.
If sellers limit advertising inventory made available to us, increase the price of inventory, place significant restrictions on the sale of their advertising inventory, or implement header bidding solutions from our competitors, we may not be able to replace this with inventory from other sellers that satisfies our requirements in a timely and cost-effective manner. In addition, significant sellers in the industry may enter into exclusivity arrangements with our competitors, which could limit our access to a meaningful supply of advertising inventory. If any of this happens, the value of our solution to buyers could decrease and our revenue could decline or our cost of acquiring inventory could increase, lowering our operating margins.
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
We serve large numbers of buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Our contracts with buyers and sellers generally do not provide for any minimum volumes and may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us, quickly and without penalty, for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; the new offerings by or strategic relationships with our competitors; change or removal of personnel with whom we traditionally had relationships; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); adoption of header bidding solutions; or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues affecting our systems or the systems of our larger buyers or sellers could also cause a decline in spending. As is typical in our industry, some of the largest buyers and sellers on our platform are also competitors, which could increase the risk that such companies could reduce their business with us.
These factors make it important for us to expand and diversify our client relationships. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace revenue loss from any large buyers or sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect. Loss of revenue from significant buyers or failure to collect accounts receivable, whether as a result of buyer payment default, contract termination or other factors, or significant reductions in inventory, could have a significant negative impact on our results of operation and overall financial condition.
We must provide value to both buyers and sellers of advertising without being perceived as favoring one over the other or being perceived as competing with them through our service offerings.
Buyers and sellers have different interests, with each trying to enhance its value in their transactions through use of data, requests that we adapt our solution to help them, and other means. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to improve auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in our business results in the availability and use of more data more incisively to inform buying and selling decisions. Third-party data analytics providers encourage this dynamic by offering products to buyers and sellers to attempt to swing transactional dynamics to their advantage at the expense of the other. We come under pressure to provide raw data to fuel these products and to facilitate their use by buyers and sellers on our platform. Unlike some competitors, who focus on serving either buyers or sellers, we must serve the interests of both, meaning that we must exercise caution in use of data and may determine not to facilitate some data products, which could result in loss of business from clients that insist upon using such products. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Further, consistent with our goal of connecting buyers and sellers, we inevitably grow closer to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
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
Our revenue is generated from advertising spending transacted over our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our buyer and seller fees (where applicable), and remit the balance to sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers are beginning to require direct billing and collection arrangements between themselves, particularly for our guaranteed orders solution. When we collect from buyers and pay sellers, we are able to include our buyer fees in cost of media billed and retain our buyer and seller fees from cash we collect before remitting balances to sellers. However, more buyers and sellers are beginning to handle billing and collections directly, and if we do not manage collections and payments, we will need to invoice buyers and sellers for our fees, which may increase visibility and result in pressure for more transparent or lower fees. Further, growth and increased competitive pressure in the digital advertising industry is causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to pressure us to reduce our fees and/or limit our pricing flexibility, to challenge some details of our invoices, or to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.
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
The buyers and sellers engaging in transactions through our platform impose various requirements upon each other, and they and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. We assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts we enter into with buyers and sellers. In addition, we may have responsibility for some acts or omissions of buyers or sellers transacting business through our solution under applicable laws or regulations or as a result of common law duties, even if we have not assumed responsibility contractually. These responsibilities could expose us to significant liabilities, perhaps without the ability to impose effective mitigating controls upon, or to recover from, buyers and sellers. Moreover, for those third parties who are both a buyer and seller on our platform, it is feasible that they could use our platform to buy and sell advertisements in an effort to inflate their own revenue. We could be subject to litigation as a result of such actions, and, if we were sued, we would incur legal costs in our defense and cannot guarantee that a court would not attribute some liability to us.
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
Risks Relating to Our Operations
Our reorganization and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones.
We implemented a reduction in force affecting approximately 125 employees on November 3, 2016 and, in the first quarter of 2017, we exited the intent marketing business and reorganized our management team, eliminating some roles. These steps are part of a larger effort we began earlier in 2016 to realign our business to best reflect the needs of our customers and the evolving marketplace in which we operate, and to pursue our strategic priorities. We had previously scaled our organization in anticipation of continuing revenue growth in excess of our actual results, and the steps we have taken are intended to reduce our costs to align our organization and cost structure more appropriately to our current revenue and scale and to position us better to expand our investments in future growth areas including header bidding, mobile, video, and Orders. However, our cost reduction efforts do not assure our profitability. Additional cost reductions may be implemented in the future, and cost savings may be offset by future hiring or other costs to pursue strategic objectives. The reduction in force and management reorganization could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our service delivery and make it more difficult for us to pursue new opportunities and initiatives in the future.
Real or perceived errors or failures in the operation of our solution could damage our reputation and impair our sales.
Our solution processes over 15 trillion bid requests per month and must operate without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers' or buyers' software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.
We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack of confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays, or the cessation of our business.

Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their customers and to steal confidential or proprietary data from us, our customers, or their users. Further, because our Los Angeles headquarters and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
The steps we take to mitigate this risk may not protect against all problems, and our ability to mitigate risks to related third-party systems is limited. In addition, we rely to a significant degree upon security and business continuity measures of our data center operators, which may be ineffective. Our disaster recovery and business continuity plans rely upon third-party providers of related services, and if those vendors fail us, we could be unable to meet the needs of buyers and sellers. Any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Any failures with our solution or delays in the execution of transactions through our system may result in the loss of advertising placements on impressions and, as a result, the loss of revenue. Our facilities would be costly to repair or replace, and any such efforts would likely require substantial time.
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
We maintain our own confidential and proprietary information in our IT systems, and we control or have access to confidential, proprietary, and personal data belonging or related to sellers, buyers, and their clients, as well as vendors and business partners. Our clients and various third parties also have access to our confidential and proprietary information. There is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts to protect this data.
We are subject to ongoing security threats and breaches, computer malware, computer hacking attacks, and inadvertent transmission of computer viruses. Other harmful software code may occur on our systems or those of our clients, business partners, or information technology vendors. Security measures undertaken by us, our vendors, and our buyers and sellers may be ineffective as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, cyber-attacks, cyber-extortion or other intentional misconduct by computer hackers, "phishing" or other tactics to obtain illicit system access, or otherwise. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and because we typically are not able to control the efficacy of security measures implemented by our clients and vendors, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.
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
If we fail to detect or prevent fraud, intrusion of malware through our platform into the systems or devices of our clients and their customers, or other actions that impact the integrity of our solution or advertisement performance, could cause sellers and buyers to lose confidence in our solution and we could face legal claims, which would cause our business to suffer. If we terminate relationships with sellers as a result of our screening efforts, our volume of paid impressions may decline.
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
Acquisitions have been an important element of our business strategy. We expect to continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, the acquisitions we do complete, would involve a number of risks, including the following:

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

•
Acquisition of businesses based outside the United States would require us to operate in foreign languages and manage non-U.S. currency, billing, and contracting needs, comply with laws and regulations, including labor laws and privacy laws that in some cases may be more restrictive on our operations than laws applicable to our business in the United States.

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
Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel. We are a technology-driven company and it is imperative that we have highly skilled mathematicians, computer scientists, engineers and engineering management to innovate and deliver our complex solutions. Increasing our base of buyers and sellers depends to a significant extent on our ability to expand our sales and marketing operations and activities, and our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Appropriately qualified personnel can be difficult to recruit and retain. In addition, in international markets, we encounter staffing challenges that are unique to a particular country or region, such as recruiting and retaining qualified personnel in foreign countries and difficulty managing such personnel and integrating them into our culture. In particular, it may be difficult to find qualified sales personnel in international markets, or sales personnel with experience in emerging segments of the market. Skilled and experienced management is critical to our ability to achieve revenue growth, execute against our strategic vision and maintain our performance through the growth and change we anticipate. For certain of our key employees, a significant portion of their equity ownership is vested, and stock options are out of the money. As a result, it may be more difficult, and require additional equity awards, for us to continue to retain and motivate these team members.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. Establishing trade secret, copyright, trademark, domain name, and patent protection is difficult and expensive. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages. While we have some issued patents and pending patent applications, valid patents may not be issued from our pending applications or we may choose to abandon applications, and the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive, time-consuming, and uncertain, and we may not be able to prosecute all necessary or desirable patent applications to successful conclusion at a reasonable cost or in a timely manner. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
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
From time to time, we may take legal action to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources, and might not be successful. If we are unable to protect our proprietary rights (including aspects of our technology solution) we may find ourselves at a competitive disadvantage.
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
Third parties may assert claims of infringement or misappropriation of intellectual property rights against us or buyers, sellers, or third parties with which we work; we cannot be certain that we are not infringing any third-party intellectual property rights, and we may have liability or indemnification obligations as a result of such claims. As a result of the information disclosure in required public company filings our business and financial condition are visible, which may result in threatened or actual litigation, including by competitors and other third parties.
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
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, sick days, unemployment and similar taxes, overtime and working conditions, equal pay, immigration status, and classification of employee benefits for tax purposes. Legislated increases in labor cost components, such as employee benefit costs, workers' compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements, failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Federal and state standards for classifying employees under wage-hour laws differ and are often unclear or require application of judgment, and classification may need to be changed as employment duties evolve over time. We may mis-classify employees and be subject to liability as a result. If we become subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.
Risks Related to Our International Business Strategy
Our international operations and expansion plans require increased expenditures and impose additional risks and compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results.
We have numerous operations outside of North America, in Northern and Southern Europe, Australia, Japan, Singapore, and Brazil, and we view further international expansion as imperative. However, our experience operating outside the United States is still limited. Achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to language barriers and the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States.

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
Our operations are subject to U.S. export controls, specifically the Export Administration Regulations and economic sanctions enforced by the Office of Foreign Assets Control. These regulations limit and control export of encryption technology. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. We incorporate encryption technology into the servers that operate our solution. As a result of locating some servers in data centers outside of the United States, we must comply with these export control laws.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards and report on the effectiveness of our internal controls over financial reporting and any material weaknesses we identify. When we are no longer an "emerging growth company," we will also need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.
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
Our accounting is complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. Various factors contribute to complexity in our accounting. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. We have generally reported our revenue on a net basis because we are not the principal in our open market and orders transactions as conducted to date. However, from April 2015 through January 2017, we conducted an intent marketing business that included transactions reported on a gross basis, resulting in higher GAAP revenue and lower GAAP margins on a particular amount of advertising spend than for an equivalent level of advertising spend for which we report revenue on a net basis. We may have gross reporting for portions of our revenue in the future as a result of the evolution of our existing business practices, development of new products, acquisitions, or changes in accounting standards or interpretations, that in any case result in transactions with characteristics that dictate gross reporting. It is also possible that revenue reporting for existing business may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. Any combination of net and gross revenue reporting would require us to make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
Further, our acquisitions have imposed purchase accounting requirements, required us to integrate accounting personnel, systems, and processes, necessitated various consolidation and elimination adjustments, and imposed additional filing and audit requirements. Ongoing evolution of our business, and any future acquisitions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, purchase accounting, and income taxes.
Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local, and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and sell our solution, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding jurisdictions in which we are subject to certain taxes, which could expose us to additional taxes and increase our worldwide effective tax rate. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest, and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations, or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision (benefit) for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
Our ability to use our net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations, which could result in higher tax liabilities.
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2016, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $37.9 million, state NOLs of approximately $57.2 million, foreign NOLs of approximately $23.2 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $8.3 million, state credit carryforwards of approximately $6.8 million, and foreign credit carryforwards of approximately $0.7 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2015 subjecting the federal and state NOLs to an annual limitation. Additionally, the Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382 of the Code. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. Also, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. We believe that there is a possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the domestic valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under our credit facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
We have a $40.0 million credit facility with Silicon Valley Bank. At December 31, 2016, we had no amounts outstanding under this facility. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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
We have relied and may continue to rely heavily upon equity compensation, and consequently our outstanding unvested equity awards represent substantial dilution to our stockholders. In addition, we have used our common stock as consideration for acquisitions of other companies, and we anticipate using shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or other transactions. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline. As of March 6, 2017, we had 49,444,228 shares of common stock outstanding, including 1,082,940 shares of unvested restricted stock issued under our various equity incentive plans. At that date, we also had outstanding under our equity incentive plans 2,747,560 unvested restricted stock units and 3,631,784 stock options, of which 2,722,879 were vested at a weighted-average exercise price of $10.38 per share and 908,905 were unvested. All of these outstanding stock awards, together with an additional 3,571,824 shares of our common stock reserved for issuance under our equity incentive plans and 985,968 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and any increase in the shares available pursuant to the plans' evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
Our public float is still relatively small, increasing the risk that sales by significant holders could adversely affect the market price for our stock.
The average daily trading volume for our common stock during 2016 was 621,585 shares. In addition, we are relatively new to the public markets and not well known to many analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold. Under our Insider Trading Policy, we impose trading blackouts during the period beginning on or about the fifteenth day of the last month of each quarter and ending after two trading days following the filing of our next Quarterly Report on Form 10‑Q or Annual Report on Form 10-K. All of our employees are limited to selling their equity incentive plan shares during these open windows. In addition, our employee restricted stock and restricted stock unit awards typically vest each May 15 and November 15, and are subject to automatic sale arrangements at those dates to cover taxes accruing on vesting. Finally, shares we issue as consideration for acquisitions may be subject to lock-up arrangements that expire in large numbers on certain dates. These insider trading windows, restricted stock vesting mechanics, and acquisition stock arrangements tend to concentrate selling into certain periods, and the resulting sales pressure can cause the trading price of our common stock to decline at those times. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate, and could also impair our ability to raise capital through the sale of equity securities.
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

We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions make it more difficult for stockholders or potential acquirers to acquire the company without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. For example, these provisions might discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer were to be at a premium over the then-current market price for our common stock. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Los Angeles, California, where we occupy facilities totaling approximately 47,000 square feet under a lease that expires in 2021. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities. We also lease additional offices and maintain data centers in other North American locations, South America, Europe, Australia, and Asia. We believe that our current facilities are adequate to meet our current needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2016. However, based on our knowledge as of December 31, 2016, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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

	High	Low
Fiscal 2015 Quarters Ended:
March 31, 2015	$20.59	$14.14
June 30, 2015	$19.21	$14.78
September 30, 2015	$18.59	$13.08
December 31, 2015	$16.97	$13.53
Fiscal 2016 Quarters Ended:
March 31, 2016	$18.41	$11.72
June 30, 2016	$20.37	$12.46
September 30, 2016	$14.60	$8.04
December 31, 2016	$8.55	$6.12

Holders of Record
As of March 6, 2017, there were approximately 99 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our financial condition. In addition, our credit facility contains restrictions on our ability to pay dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We presently have no publicly announced repurchase plan or program.
Upon vesting of most restricted stock units or stock awards, we are required to deposit minimum statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock.
Common stock repurchases during the quarter ended December 31, 2016 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program

October 1 – October 31, 2016	—	$—	—	$—
November 1 – November 30, 2016	152	$7.72	—	$—
December 1 – December 31, 2016	—	$—	—	$—
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 1, 2014 (the date of our IPO) and December 31, 2016, with the comparative cumulative total returns of the S&P 500 Index and NYSE Composite Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index and NYSE Composite Index assumes reinvestments of dividends. The graph assumes our closing sales price on April 1, 2014 of $15.00 per share as the initial value of our common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following table sets forth our selected consolidated historical financial data for the periods indicated. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

	(in thousands, except per share data)
Revenue	$278,221	$248,484	$125,295	$83,830	$57,072
Expenses:
Cost of revenue(1) (2)	73,247	58,495	20,754	15,358	12,367
Sales and marketing(1) (2)	83,328	83,333	43,203	25,811	20,458
Technology and development(1) (2)	51,184	42,055	22,718	18,615	13,115
General and administrative(1) (2)	68,570	70,199	57,398	27,926	12,331
Restructuring and other exit costs	3,316	—	—	—	—
Impairment of intangible assets	23,473	—	—	—	—
Total expenses	303,118	254,082	144,073	87,710	58,271
Loss from operations	(24,897)	(5,598)	(18,778)	(3,880)	(1,199)
Other (income) expense:	(1,984)	(1,459)	(277)	5,122	1,029
Loss before income taxes	(22,913)	(4,139)	(18,501)	(9,002)	(2,228)
Provision (benefit) for income taxes	(4,860)	(4,561)	172	247	134
Net income (loss)	(18,053)	422	(18,673)	(9,249)	(2,362)
Cumulative preferred stock dividends(3)	—	—	(1,116)	(4,244)	(4,255)
Net income (loss) attributable to common stockholders	$(18,053)	$422	$(19,789)	$(13,493)	$(6,617)
Net income (loss) per share attributable to common stockholders(4) (5):
Basic	$(0.39)	$0.01	$(0.70)	$(1.17)	$(0.60)
Diluted	$(0.39)	$0.01	$(0.70)	$(1.17)	$(0.60)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(5):
Basic	46,655	39,663	28,217	11,488	11,096
Diluted	46,655	44,495	28,217	11,488	11,096

(1)	Stock-based compensation expense included in our expenses was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

	(in thousands)
Cost of revenue	$344	$240	$166	$87	$78
Sales and marketing	8,520	7,415	3,217	1,105	1,039
Technology and development	5,788	4,963	2,228	1,645	828
General and administrative	14,042	17,966	18,235	3,515	1,099
Total	$28,694	$30,584	$23,846	$6,352	$3,044

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

	(in thousands)
Cost of revenue	$28,853	$19,290	$10,494	$6,926	$5,809
Sales and marketing	9,020	8,168	669	355	280
Technology and development	2,759	1,815	802	796	502
General and administrative	2,131	1,737	552	361	266
Total	$42,763	$31,010	$12,517	$8,438	$6,857

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

(4)	See Note 3 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share attributable to common stockholders.

(5)
All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 1-for-2 reverse stock split, including an adjustment to the preferred stock conversion ratio, which was effected on March 18, 2014.

Consolidated Balance Sheet Data

	At December 31
	2016	2015	2014	2013	2012

	(in thousands)
Cash and cash equivalents	$149,423	$116,499	$97,196	$29,956	$21,616
Marketable securities, current and non-current	$40,550	$36,732	$—	$—	$—
Accounts receivable, net	$192,064	$218,235	$133,267	$94,722	$67,335
Property, equipment and internal use software development costs, net	$52,768	$39,332	$26,697	$15,916	$12,697
Total assets	$519,775	$536,736	$296,481	$149,887	$108,014
Debt and capital lease obligations, current and non-current	$—	$—	$105	$4,181	$5,215
Total liabilities	$220,262	$258,635	$167,729	$133,727	$90,005
Convertible preferred stock	$—	$—	$—	$52,571	$52,571
Common stockholders' equity (deficit)	$299,513	$278,101	$128,752	$(36,411)	$(34,562)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included in Item 8 to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations and that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors" and the "Special Note About Forward-Looking Statements."
Overview
The Company is a technology company with a mission to keep the Internet free and open and to fuel its growth by making it easy and safe to buy and sell advertising. The Company pioneered advertising automation technology to enable the world's leading brands, content creators, and application developers to trade and protect trillions of advertising transactions each month and to improve the advertising experience of consumers. The Company offers a highly scalable platform that provides an automated advertising solution for buyers and sellers of digital advertising.
The Company delivers value to buyers and sellers of digital advertising through the Company’s proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, mobile applications and other digital media properties, and their representatives, to sell their advertising inventory; applications for buyers, including advertisers, agencies, agency trading desks, demand side platforms, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company's platform.
Industry Trends and Trends in Our Business
The digital advertising market generally, and RTB specifically, continue to experience growth. In December 2016, International Data Corporation, or IDC, estimated RTB was a $10.7 billion global market in 2016 that will increase to $20.9 billion by 2020, and Orders was a $6.7 billion global market in 2016 that will grow to $51.8 billion by 2020. The compound annual growth rate for these market opportunities is 43% on a combined basis.
Another important trend in the digital advertising industry is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to IDC estimates, mobile advertising was a $63.6 billion global market in 2016 that is expected to increase to $192.2 billion by 2020, a compound annual growth rate of 32%. We have significantly advanced our mobile capabilities through a combination of internal product development, strategic customer wins, increased mobile activity driven from existing buyer and seller customers, and international expansion, resulting in an increase in our mobile revenue of 36% during the year ended December 31, 2016 compared to the year ended December 31, 2015.
The growth of automated buying and selling of advertising is also expanding into new geographic markets, and in some markets the rate of adoption of automated digital advertising is greater than in the United States. Our revenue in international markets, based upon seller location, grew to approximately 34% of total revenue during the year ended December 31, 2016 and to 31% of total revenue during the year ended December 31, 2015. We intend to continue to expand our international business.
The impact of the slowdown in the rate of growth for traditional desktop display advertising was compounded for our business in 2016 by the faster-than-expected industry migration to header bidding in North America. Header bidding increased competition for some inventory that we would otherwise have been able to sell through our platform and our decision to focus on other growth priorities and consequently not to invest earlier in our own header bidding solution, called FastLane, resulted in adverse revenue effects for us. However, header bidding makes available to us premium inventory that we were previously unable to access and FastLane (which we launched in 2016) began producing more and more positive results in the fourth quarter of 2016, which have continued in early 2017. As a result, we believe that FastLane has the potential to improve our competitiveness in the traditional desktop display market in 2017, however we must address certain technical and operational challenges, as described below under "Risk Factors," in order to fully realize FastLane's potential.
As a result of these rapid developments in the industry, advertising spend from our traditional desktop display business has declined and can no longer be relied upon to drive the growth of our business. Our strategic focus is on growth areas—mobile, video, and Orders—that are expected to represent a majority of our advertising spend in 2017. However, despite our solid progress in mobile, our traditional desktop business accounted for approximately 67% and 74% of our advertising spend during the year ended December 31, 2016 and year ended December 31, 2015, respectively, and is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop business and its decreasing advertising spend trend will continue to have a significant effect on our growth until our advertising spend mix has shifted more fully to growth areas. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity. Buyers on our platform have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, and sellers are also under revenue pressure, and these pressures may be increasingly conducted to us. In light of increasing market trends toward transparency, commodification of intermediary services, and disintermediation, we may reduce our fees in an effort to be more competitive in attracting demand and capturing inventory. While fee reductions could make us more competitive, it is not clear whether they would result in increases in spending on our platform or whether any spending increases will compensate fully for the reduction in fees. Another factor that we expect to contribute to declining take rate is an increase in Orders as a percentage of overall advertising spend because Orders carries lower fees. An increase in Orders as a percentage of our advertising spend could yield higher revenue despite lower fees due to the higher CPMs typically associated with Orders transactions, but it is not certain that our Orders business will increase or this effect will be realized. Although our advertising spend and revenue has increased in prior years as a result of an increase in overall advertising spending in the market, increased use of our solution by buyers and sellers, and increases in take rate and average CPM, our growth slowed significantly in 2016 due to market and competitive pressures, deceleration in traditional desktop display spending, header bidding dynamics as described above and decreases in our fees. We expect these dynamics to continue to affect us in 2017. Consequently, we have taken steps to reduce costs and relocate resources to growth areas. In the third quarter of 2016, we terminated our static bidding offering, which accounted for only approximately 1% of total revenue in 2016 and was continuing to contract due to shifts in market spending from Static bidding to RTB. In the fourth quarter of 2016, we restructured our workforce, reducing our headcount by approximately 125 persons. In the first quarter of 2017, we exited our intent marketing business, closed our Toronto office, and implemented a management restructuring involving the departure of seven senior leaders. These measures are intended to facilitate investment in market share growth, technology and R&D for growth areas including mobile, video, Orders, header bidding, and our consumer initiative.
While we are confident that our restructuring and growth initiatives will yield positive results, industry dynamics are challenging and make it difficult to predict with confidence the timing and net effect of our initiatives. Therefore, we expect lower year-over-year revenue, earnings and Adjusted EBITDA through the first quarter of 2017.
Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results, together with non-GAAP financial measures and the operational performance measures, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Our solution enables buyers and sellers to purchase and sell advertising inventory, by matching buyers and sellers, and establishing rules and parameters for open and transparent auctions of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our platform. Sellers use our solution to monetize their inventory. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria
Our revenue recognition policies are discussed in more detail below and in the notes to our consolidated financial statements presented in "Item 8. Financial Statements and Supplementary Data."
Expenses
We classify our expenses into the following six categories:
Cost of Revenue. Our cost of revenue consists primarily of data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, facilities-related costs, and for transactions we report on a gross basis, the amounts we pay sellers. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
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
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation and bonuses, and professional services associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from our business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our consolidated balance sheet. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
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
Restructuring and other exit costs. Our restructuring and other exit costs are cash and non-cash charges consisting primarily of employee termination costs, facility closure and relocation costs, and contract termination costs.
Impairment of intangible assets. Our impairment charges are non-cash charges related to its intangible assets. Intangible assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For intangible assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Intangible assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. We had no assets held for sale as of December 31, 2016 and 2015.
Other (Income), Expense
Interest (Income) Expense Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities and was insignificant for the years ended December 31, 2016, 2015 and 2014.
Other Income. Other income consists primarily of rental income from commercial office space we hold under lease and have sublet to other tenants.
Change in Fair Value of Convertible Preferred Stock Warrant Liability. Prior to our initial public offering, or IPO, the convertible preferred stock warrants were subject to re-measurement to fair value at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO in April 2014, one warrant for 845,867 shares of convertible preferred stock was exercised on a net basis, resulting in the issuance of 286,055 shares of common stock, and the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. Following the closing of our IPO, we are no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in our consolidated statements of operations. The common stock warrant was net exercised in June 2014. As of December 31, 2016, we had no outstanding warrants.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound, Euro, Canadian Dollar, and Australian Dollar.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of federal, state, and foreign income taxes. Due to uncertainty as to the realization of benefits from the predominant portion of our domestic and international net deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such net deferred tax assets. We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We believe that there is a possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the domestic valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense or recognition of a benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.
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
Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except per share data)
Revenue	$278,221	$248,484	$125,295
Expenses:
Cost of revenue(1)(2)	73,247	58,495	20,754
Sales and marketing(1)(2)	83,328	83,333	43,203
Technology and development(1)(2)	51,184	42,055	22,718
General and administrative(1)(2)	68,570	70,199	57,398
Restructuring and other exit costs	3,316	—	—
Impairment of intangible assets	23,473	—	—
Total expenses	303,118	254,082	144,073
Loss from operations	(24,897)	(5,598)	(18,778)
Other income:	(1,984)	(1,459)	(277)
Loss before income taxes	(22,913)	(4,139)	(18,501)
Provision (benefit) for income taxes	(4,860)	(4,561)	172
Net income (loss)	$(18,053)	$422	$(18,673)

(1)	Stock-based compensation expense included in our expenses was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Cost of revenue	$344	$240	$166
Sales and marketing	8,520	7,415	3,217
Technology and development	5,788	4,963	2,228
General and administrative	14,042	17,966	18,235
Total stock-based compensation expense	$28,694	$30,584	$23,846

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Cost of revenue	$28,853	$19,290	$10,494
Sales and marketing	9,020	8,168	669
Technology and development	2,759	1,815	802
General and administrative	2,131	1,737	552
Total depreciation and amortization expense	$42,763	$31,010	$12,517
The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended *
	December 31, 2016	December 31, 2015	December 31, 2014
Revenue	100%	100%	100%
Cost of revenue	26	24	17
Sales and marketing	30	34	34
Technology and development	18	17	18
General and administrative	25	28	46
Restructuring and other exit costs	1	—	—
Impairment of intangible assets	8	—	—
Total expenses	109	102	115
Loss from operations	(9)	(2)	(15)
Other income, net	(1)	(1)	—
Loss before income taxes	(8)	(2)	(15)
Benefit for income taxes	(2)	(2)	—
Net loss	(6)%	—%	(15)%
*    Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2016, 2015 and 2014
Revenue

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Revenue	$278,221	$248,484	$125,295
Revenue increased $29.7 million, or 12%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in 2016 revenue was primarily due to an increase in the amount of advertising spend on our platform during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenue was also attributable to an increase in average CPM to $1.25 for the year ended December 31, 2016 from $1.09 for the year ended December 31, 2015, an increase of $0.16, or 15%. This increase in average CPM during the period was due to increased matching efficiency and a shift in mix of advertising spend on our platform from lower-priced higher-volume inventory mainly associated with static bidding to higher-priced lower-volume inventory mainly associated with RTB and Orders. The increase in average CPM was partially offset by a decrease in paid impressions resulting from the same shift in mix of advertising spend on our platform from static bidding to RTB and Orders. While impressions associated with RTB and Orders increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, paid impressions associated with Static bidding decreased, resulting in an overall decrease of 11% from 920 billion for the year ended December 31, 2015 to 819 billion for the year ended December 31, 2016.
Revenue increased $123.2 million, or 98%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in 2015 revenue was primarily due to the same reasons as described above for 2016. Average CPM increased to $1.09 for the year ended December 31, 2015 from $0.67 for the year ended December 31, 2014, an increase of $0.42, or 63%.

Overall, paid impressions decreased from 999 billion for the year ended December 31, 2014 to 920 billion for the year ended December 31, 2015, a decrease of 8%. In addition, revenue in 2015 included revenue reported on a gross basis following the acquisition of Chango as discussed earlier; there was no gross revenue reporting in 2014.
Revenue may be impacted by seasonality, shifts in the mix of advertising spend by transaction type and channel, changes in the fees we are able to charge or choose to charge buyers and sellers for our services (which drives take rate), whether we are the principal in the transactions and therefore report revenue on a gross basis, and other factors such as changes in the market, our execution of the business, and competition.
Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near term effect of our growth initiatives. Consequently, in 2017 we expect a decrease in revenue resulting from the cessation of our intent marketing and Static bidding solutions, a decreasing take rate, increased competition for inventory partially due to increases in header bidding, and increased competition for demand, including from large providers of owned and operated inventory. Factors that could contribute to a declining take rate include changes in the mix of transaction types on our platform and the implementation of fee reductions or lower-fee alternative pricing structures in response to market pressures or in an effort to be more competitive in attracting demand and capturing inventory. Lower fees may result in higher advertising spend growth, but it is not clear that resulting advertising spend increases would offset the revenue decreases resulting from fee reductions.
Cost of Revenue

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except percentages)
Cost of revenue	$73,247	$58,495	$20,754
Percent of revenue	26%	24%	17%
Cost of revenue increased by $14.8 million, or 25%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to an increase of $9.6 million in depreciation and amortization expense, an increase in data center, hosting, and bandwidth costs of $2.5 million, and an increase in personnel costs of $1.2 million. The increase in depreciation and amortization was primarily attributable to an increase in amortization of developed technology acquired in our business combinations, depreciation of computer equipment and network hardware, and amortization of capitalized internal use software, as we continued to functionally enhance our existing products, as well as build new solutions to expand our offerings. The amortization of developed technology acquired in our business combinations reflected in cost of revenue was $9.5 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $8.0 million and $6.5 million for the years ended December 31, 2016 and 2015, respectively. The increases in data center, hosting, and bandwidth costs were primarily to support the increase in the use of our platform and international expansion efforts requiring additional data centers, hardware, software, and maintenance expenses. Cost of revenue in 2016 also included an increase of $1.0 million in amounts we paid sellers, reflecting the impact of a full year of gross revenue reporting for our intent marketing business following the acquisition of Chango in April 2015, as discussed earlier.
Cost of revenue increased by $37.7 million, or 182%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to the addition to cost of revenue of $21.2 million in amounts we paid sellers in 2015 for transactions we reported on a gross revenue basis. In 2014, there was no gross revenue reporting and consequently no amounts paid to sellers in cost of revenue. The increase in cost of revenue for 2015 was also due to an increase of $8.8 million in depreciation and amortization expense, and an increase in data center, hosting, and bandwidth costs of $6.2 million. The increase in depreciation and amortization was primarily attributable to the same reasons as described above for 2016. The amortization of developed technology acquired in our business combinations reflected in cost of revenue was $6.3 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $6.5 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively. As a percentage of revenue, cost of revenue increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of the inclusion of amounts we paid sellers in cost of revenue following our acquisition of Chango in April 2015, as previously described, which were not included in cost of revenue during the year ended December 31, 2014 because there was no gross revenue reporting in 2014.
We expect cost of revenue to be lower in absolute dollars in 2017 driven by the elimination of amounts paid to sellers due to the cessation of our intent marketing business in the first quarter of 2017, which has been reported on a gross basis. We expect to have increased spending in 2017 on data centers, personnel to build and maintain our technology and systems, as well as investments in developed technology to support our strategic growth initiatives. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, the timing and amounts of investments, and the amounts we pay sellers related to transactions we may report on a gross basis.
Sales and Marketing

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except percentages)
Sales and marketing	$83,328	$83,333	$43,203
Percent of revenue	30%	34%	34%
Sales and marketing expense decreased by $0.01 million, or 0.01%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Personnel costs decreased by $0.3 million and depreciation and amortization costs increased by $0.9 million. The decrease in personnel costs was primarily due to a decrease in sales and marketing headcount resulting from our operating cost control initiatives. The increase in depreciation and amortization was mainly related to amortization of acquired customer relationships.
Sales and marketing expense increased by $40.1 million, or 93%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in personnel costs of $25.0 million, and to a lesser extent, an increase in depreciation and amortization of $7.5 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount resulting from continued hiring and acquisitions. The increase in depreciation and amortization was mainly related to amortization of customer relationships and backlog acquired in our business combinations.
We expect sales and marketing expenses to be lower in absolute dollars in 2017 as a result of the personnel reductions discussed above. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except percentages)
Technology and development	$51,184	$42,055	$22,718
Percent of revenue	18%	17%	18%
Technology and development expense increased by $9.1 million, or 22%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in personnel costs of $4.5 million resulting from an increase in headcount as a result of continued hiring of engineers to maintain and support our technology and development efforts.
Technology and development expense increased by $19.3 million, or 85%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to an increase in personnel costs of $14.6 million resulting from an increase in headcount as a result of acquisitions and continued hiring of engineers to maintain and support our technology and development efforts.
We expect technology and development expense to be higher in absolute dollars in 2017 as we continue to invest in our engineering and technology teams to support our technology and development efforts. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
    General and Administrative

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except percentages)
General and administrative	$68,570	$70,199	$57,398
Percent of revenue	25%	28%	46%
General and administrative expense decreased by $1.6 million, or 2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a decrease in personnel costs of $2.3 million, a decrease in professional services costs of $0.5 million, partially offset by increases of $0.4 million in depreciation and amortization, $0.7 million in insurance and taxes, and $0.5 million in software license costs. The decrease in personnel costs was primarily due to decreased headcount. The decrease in professional services was primarily due to decreased transaction related services. The increase in depreciation and amortization was mainly related to amortization of non-compete agreements and trademarks acquired in our business combinations. As a percentage of revenue, general and administrative expenses decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of revenue increasing at a higher percentage compared to the increase in general and administrative expenses.
General and administrative expense increased by $12.8 million, or 22%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in personnel costs of $6.5 million, an increase in professional services costs of $2.3 million, and to a lesser extent, an increase in depreciation and amortization of $1.2 million. The increase in personnel costs was primarily due to increased headcount, including from our business combinations. The increase in professional services was primarily due to transaction related services. The increase in depreciation and amortization was mainly related to amortization of non-compete agreements and trademarks acquired in our business combinations. As a percentage of revenue, general and administrative expenses decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of revenue increasing at a higher percentage compared to the increase in general and administrative expenses.
We expect general and administrative expense to be lower in 2017 absolute dollars as a result of the personnel reductions discussed above. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and other exit costs

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except percentages)
Restructuring and other exit costs	$3,316	$—	$—
On November 2, 2016, we announced a workforce reduction of 125 employees, or approximately 19% of our workforce. In connection with the workforce reduction, we recorded restructuring and other exit costs totaling $3.3 million for one-time employee-termination benefits, of which $2.5 million was paid in the quarter ended December 31, 2016. The annual employee-related costs for the departed employees were approximately $18.0 million.
Impairment of intangible assets

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands, except percentages)
Impairment of intangible assets	$23,473	$—	$—
In January 2017, we announced that we will cease providing intent marketing services. In connection with this decision, we assessed the value of the asset group related to the intent marketing services, which consisted of customer relationships and developed technology, and determined that the asset group was impaired. Accordingly, we recorded a charge for the impairment of intangible assets totaling $23.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2016.

Other (Income) Expense, Net

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Interest (income) expense, net	$(491)	$(59)	$110
Other income	(554)	—	—
Change in fair value of preferred stock warrant liabilities	—	—	732
Foreign exchange gain, net	(939)	(1,400)	(1,119)
Total other income, net	$(1,984)	$(1,459)	$(277)
Other income primarily consists of revenue generated by our sub-leasing activity.
Following the closing of our IPO, we were no longer required to re-measure the warrants to fair value and record any changes in the fair value of these liabilities in our consolidated statements of operations, and accordingly, we did not record any related expenses subsequent to the closing of our IPO.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gains, net during the year ended December 31, 2016, 2015 and 2014, respectively, were primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit for the years ended December 31, 2016 and 2015 of $4.9 million and $4.6 million, respectively and an income tax expense for the year ended December 31, 2014 of $0.2 million. The tax benefit for the year ended December 31, 2016 is the result of the net operating losses generated by our Canadian operations.
At December 31, 2016, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $37.9 million, which will begin to expire in 2027. At December 31, 2016, we had state NOLs of approximately $57.2 million, which will also begin to expire in 2027. At December 31, 2016, the Company had foreign NOLs of approximately $23.2 million, which will begin to expire in 2026. At December 31, 2016, we had federal research and development tax credit carryforwards, or credit carryforwards, of approximately $8.3 million, which will begin to expire in 2027. At December 31, 2016, we had state research and development tax credits of approximately $6.8 million, which carry forward indefinitely. At December 31, 2016, the Company had foreign research tax credits of approximately $0.7 million, which carry forward indefinitely. Utilization of certain NOLs and credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in the Code and similar state provisions. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization. A prior ownership change and certain acquisitions resulted in us having NOLs subject to insignificant annual limitations.
Non-GAAP Financial Measures and Operational Performance Measures
In addition to our GAAP results, we review certain non-GAAP financial measures to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. These non-GAAP measures include advertising spend, non-GAAP net revenue, and Adjusted EBITDA, which are discussed immediately following the table below. Revenue and other GAAP measures are discussed under the headings "Components of Our Results of Operations" and "Results of Operations".

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue (in thousands)	$278,221	$248,484	$125,295
Advertising spend (in thousands)	$1,025,782	$1,004,751	$667,796
Non-GAAP net revenue (in thousands)	$256,098	$227,321	$125,295
Net income (loss) (in thousands)	$(18,053)	$422	$(18,673)
Adjusted EBITDA (in thousands)	$70,920	$59,466	$19,098
Operational Measure:
Take Rate	25.0%	22.6%	18.8%
Advertising Spend
We define advertising spend as the buyer spending on advertising transacted on our platform. Advertising spend does not represent revenue reported on a GAAP basis. Tracking our advertising spend allows us to compare our results to the results of companies that report all spending transacted on their platforms as GAAP revenue on a gross basis. We also use advertising spend for internal management purposes to assess market share of total advertising spending.
Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, and other factors such as changes in the market, our execution of the business, and competition.
Advertising spend may fluctuate due to seasonality and increases or decreases in average CPM and paid impressions. In addition, we generally experience higher advertising spend during the fourth quarter of a given year resulting from higher advertising budgets by advertisers and more bidding activity on our platform, which may drive higher volumes of paid impressions or average CPM. Growth in our advertising spend slowed significantly in 2016 for various reasons, including shift of spending on digital advertising from desktop, which represents the majority of our business to mobile, our delay in embracing header bidding, and absorption by competitors, principally Google and Facebook, of an increasing share of growth in spending on digital advertising.
The following table presents the reconciliation of revenue to advertising spend:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Revenue	$278,221	$248,484	$125,295
Plus amounts paid to sellers(1)	747,561	756,267	542,501
Advertising spend	$1,025,782	$1,004,751	$667,796

(1)	Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following table presents revenue and advertising spend in dollar terms by channel and as a percentage of total revenue or advertising spend for the years ended December 31, 2016 and 2015. This information is not readily available for the year ended December 31, 2014.

	Revenue				Advertising Spend
	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015

	(in thousands, except percentages)
Channel:
Desktop	$181,407	65%	$177,197	71%	$684,782	67%	$747,543	74%
Mobile	96,814	35	71,287	29	341,000	33	257,208	26
Total	$278,221	100%	$248,484	100%	$1,025,782	100%	$1,004,751	100%
Non-GAAP Net Revenue

We define non-GAAP net revenue as GAAP revenue less amounts we pay sellers that are included within cost of revenue for the portion of our revenue reported on a gross basis. Non-GAAP net revenue would represent our revenue if we were to record all of our revenue on a net basis. Non-GAAP net revenue does not represent revenue reported on a GAAP basis. Non-GAAP net revenue is one useful measure in assessing the performance of our business in periods for which our revenue includes revenue reported on a gross basis, because it shows the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we apply under GAAP across different types of transactions, and facilitates comparison of our results to the results of companies that report all of their revenue on a net basis. A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult.
Non-GAAP net revenue is influenced by demand for our services, the volume and characteristics of advertising spend, and our take rate. The revenue we have reported on a gross basis was associated with our intent marketing business. Because we exited that business in the first quarter of 2017, we do not expect to report any revenue on a gross basis after the first quarter of 2017 unless and until we change our business practices, develop new products, or make an acquisition, in each case with characteristics that require gross reporting.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the years ended December 31, 2016, 2015 and 2014. Before our acquisition of Chango in April 2015, we reported all revenue on a net basis and therefore payments to sellers were not included in the cost of revenue before that date.

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Revenue	$278,221	$248,484	$125,295
Less amounts paid to sellers	22,123	21,163	—
Non-GAAP net revenue	$256,098	$227,321	$125,295
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, impairment charges, interest income or expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, and provision (benefit) for income taxes. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s performance without regard to items such as those we exclude in calculating this measure, which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.

•
Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our performance. Adjusted EBITDA may also be used as a metric for determining payment of cash incentive compensation.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•
Stock-based compensation is a non-cash charge and is and will remain an element of our long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period.

•
Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future, but Adjusted EBITDA does not reflect any cash requirements for these replacements.

•	Impairment charges are non-cash charges related to goodwill, intangible assets and/or long-lived assets.

•
Adjusted EBITDA does not reflect non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets and changes in the fair value of contingent consideration.

•
Adjusted EBITDA does not reflect cash and non-cash charges and changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses and expenses associated with earn-out amounts.

•	Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, or contractual commitments.

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense.

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Our Adjusted EBITDA is influenced by fluctuation in our revenue and the timing and amounts of our investments in our operations.
Adjusted EBITDA should not be considered as an alternative to net income (loss), operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Net income (loss)	$(18,053)	$422	$(18,673)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	22,224	15,297	11,607
Amortization of acquired intangibles	20,539	15,713	910
Stock-based compensation expense	28,694	30,584	23,846
Impairment of intangible assets	23,473	—	—
Acquisition and related items	333	3,470	1,513
Interest (income) expense, net	(491)	(59)	110
Change in fair value of preferred stock warrant liabilities	—	—	732
Foreign currency gain, net	(939)	(1,400)	(1,119)
Provision (benefit) for income taxes	(4,860)	(4,561)	172
Adjusted EBITDA	$70,920	$59,466	$19,098
Operational Performance Measures
Take Rate
Take rate is an operational performance measure calculated as (i) revenue (or for periods in which we have revenue reported on a gross basis, non-GAAP net revenue) divided by (ii) advertising spend. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers.
Our take rate (and our fees, which drive take rate) can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer’s or seller’s activity on our platform, mix of transaction types, the implementation of new products, platforms and solution features, auction dynamics, competitive factors, our strategic pricing decisions, and the overall development of the digital advertising ecosystem.
Paid Impressions
Paid impression is an operational performance measure that we define as an impression sold to an advertiser and subsequently displayed on a website or mobile application, which is transacted via our platform. We use paid impressions as one measure to assess the performance of our platform, including the effectiveness and efficiency at which buyers and sellers are trading via our platform and using our solution, and to assist us in tracking our revenue-generating performance and operational efficiencies. The number of paid impressions may fluctuate based on various factors, including the number and spending of buyers using our solution, the number of sellers, their allocation of advertising inventory using our solution, our traffic quality control initiatives, and the seasonality in our business. Because of the volatility of this metric, we believe that paid impressions are useful to review on an annual basis.
Average CPM
Average CPM (cost per thousand impressions) is an operational performance measure that represents the average price at which paid impressions are sold. We compute average CPM by dividing advertising spend by total paid impressions and multiplying by 1,000. We review average CPM for internal management purposes to assess buyer spending, liquidity in the marketplace, inventory quality, and integrity of our algorithms. Average CPM may be influenced by our transaction types and demand for such inventory facilitated by our relationships with both buyers and sellers, as well as by a variety of other factors, including the precision of matching an advertisement to an audience, changes in our algorithms, seasonality, quality of inventory provided by sellers, penetration of various channels and advertising units, and changes in buyer spending levels. We expect average CPM to increase with the continued adoption of our solution by premium buyers and sellers, resulting in a higher quantity of premium advertising inventory available to advertisers. However, we have certain initiatives underway that we expect to drive growth at higher volumes but with lower associated CPM’s. To the extent the mix of these initiatives in our overall ad spend composition increases, total average CPM may decrease. Because of the volatility of this metric, we believe that average CPM is useful to review on an annual basis.
Quarterly Results of Operations and Key Metrics
The following tables set forth our quarterly consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the two-year period ended December 31, 2016. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands)
Revenue	$37,178	$53,046	$64,253	$94,007	$69,232	$70,511	$65,811	$72,667
Expenses:
Cost of revenue(1)(2)	6,561	14,009	16,556	21,369	16,783	17,540	17,798	21,126
Sales and marketing(1)(2)	15,049	22,161	22,817	23,306	21,278	21,966	21,635	18,449
Technology and development(1)(2)	8,414	10,390	11,822	11,429	12,443	13,294	12,513	12,934
General and administrative(1)(2)	14,279	17,984	18,225	19,711	20,605	16,390	16,238	15,337
Restructuring and other exit costs	—	—	—	—	—	—	—	3,316
Impairment of intangible assets	—	—	—	—	—	—	—	23,473
Total expenses	44,303	64,544	69,420	75,815	71,109	69,190	68,184	94,635
Income (loss) from operations	(7,125)	(11,498)	(5,167)	18,192	(1,877)	1,321	(2,373)	(21,968)
Other (income) expense, net	(2,178)	858	(75)	(64)	167	(906)	(346)	(899)
Income (loss) before income taxes	(4,947)	(12,356)	(5,092)	18,256	(2,044)	2,227	(2,027)	(21,069)
Provision (benefit) for income taxes	84	(413)	(2,083)	(2,149)	(4,328)	4,904	(5,557)	121
Net income (loss)	$(5,031)	$(11,943)	$(3,009)	$20,405	$2,284	$(2,677)	$3,530	$(21,190)
Net income (loss) per share:
Basic	$(0.14)	$(0.30)	$(0.07)	$0.48	$0.05	$(0.06)	$0.07	$(0.44)
Diluted	$(0.14)	$(0.30)	$(0.07)	$0.43	$0.05	$(0.06)	$0.07	$(0.44)
Weighted-average shares used to compute net income (loss) per share:
Basic	35,758	39,414	41,308	42,083	44,663	46,341	47,538	48,051
Diluted	35,758	39,414	41,308	47,396	48,676	46,341	48,683	48,051

(1)	Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands)
Cost of revenue	$42	$70	$65	$63	$62	$108	$91	$83
Sales and marketing	1,125	1,858	2,197	2,235	2,114	2,543	2,054	1,809
Technology and development	790	1,116	1,525	1,532	1,374	1,800	1,287	1,327
General and administrative	3,541	4,695	5,013	4,717	4,841	2,675	3,099	3,427
Total stock-based compensation expense	$5,498	$7,739	$8,800	$8,547	$8,391	$7,126	$6,531	$6,646

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands)
Cost of revenue	$3,471	$5,258	$5,270	$5,291	$5,948	$6,720	$7,010	$9,175
Sales and marketing	505	3,240	2,286	2,137	1,592	1,970	2,736	2,722
Technology and development	254	479	526	556	598	606	692	863
General and administrative	160	482	539	556	488	486	516	641
Total depreciation and amortization expense	$4,390	$9,459	$8,621	$8,540	$8,626	$9,782	$10,954	$13,401
The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended**
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Cost of revenue	18	26	26	23	24	25	27	29
Sales and marketing	40	42	36	25	31	31	33	25
Technology and development	23	20	18	12	18	19	19	18
General and administrative	38	34	28	21	30	23	25	21
Restructuring and other exit costs	—	—	—	—	—	—	—	5
Impairment of intangible assets	—	—	—	—	—	—	—	32
Total expenses	119	122	108	81	103	98	104	130
Income (loss) from operations	(19)	(22)	(8)	19	(3)	2	(4)	(30)
Other (income) expense, net	(6)	2	—	—	—	(1)	(1)	(1)
Income (loss) before income taxes	(13)	(23)	(8)	19	(3)	3	(3)	(29)
Provision (benefit) for income taxes	—	(1)	(3)	(2)	(6)	7	(8)	—
Net income (loss)	(14)%	(23)%	(5)%	22%	3%	(4)%	5%	(29)%

** Certain figures may not sum due to rounding.

Key Financial and Operational Measures

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands, except for percentages)
Financial Measures and non-GAAP Financial Measures:
Revenue	$37,178	$53,046	$64,253	$94,007	$69,232	$70,511	$65,811	$72,667
Advertising spend	$197,220	$227,152	$244,358	$336,021	$248,497	$257,413	$242,802	$277,070
Non-GAAP net revenue	$37,178	$48,544	$57,867	$83,732	$63,560	$65,108	$60,563	$66,867
Net income (loss)	$(5,031)	$(11,943)	$(3,009)	$20,405	$2,284	$(2,677)	$3,530	$(21,190)
Adjusted EBITDA	$4,192	$6,667	$12,575	$36,032	$15,458	$18,439	$15,306	$21,717
Operational Measure:
Take Rate	18.9%	21.4%	23.7%	24.9%	25.6%	25.3%	24.9%	24.1%
The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands)
Revenue	$37,178	$53,046	$64,253	$94,007	$69,232	$70,511	$65,811	$72,667
Plus amounts paid to sellers (1)	160,042	174,106	180,105	242,014	179,265	186,902	176,991	204,403
Advertising spend	$197,220	$227,152	$244,358	$336,021	$248,497	$257,413	$242,802	$277,070

(1)	Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
The following table presents a reconciliation of revenue to non-GAAP net revenue:

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands)
Revenue	$37,178	$53,046	$64,253	$94,007	$69,232	$70,511	$65,811	$72,667
Less amounts paid to sellers	—	4,502	6,386	10,275	5,672	5,403	5,248	5,800
Non-GAAP net revenue	$37,178	$48,544	$57,867	$83,732	$63,560	$65,108	$60,563	$66,867

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016

	(in thousands)
Net income (loss)	$(5,031)	$(11,943)	$(3,009)	$20,405	$2,284	$(2,677)	$3,530	$(21,190)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	3,374	4,191	3,832	3,900	4,569	5,190	5,259	7,206
Amortization of acquired intangibles	1,016	5,268	4,789	4,640	4,057	4,592	5,695	6,195
Stock-based compensation expense	5,498	7,739	8,800	8,547	8,391	7,126	6,531	6,646
Impairment of intangible assets	—	—	—	—	—	—	—	23,473
Acquisition and related items	1,429	967	321	753	318	13	3	(1)
Interest (income) expense, net	12	11	(37)	(45)	(94)	(131)	(134)	(132)
Foreign currency (gain) loss, net	(2,190)	847	(38)	(19)	261	(578)	(21)	(601)
Provision (benefit) for income taxes	84	(413)	(2,083)	(2,149)	(4,328)	4,904	(5,557)	121
Adjusted EBITDA	$4,192	$6,667	$12,575	$36,032	$15,458	$18,439	$15,306	$21,717
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

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank (SVB). At December 31, 2016, we had cash and cash equivalents of $149.4 million, of which $20.3 million was held in foreign currency cash accounts, and additional marketable securities of $40.6 million.
At December 31, 2016, we had no amounts outstanding under our credit facility with SVB, and $40.0 million was available for borrowing.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At December 31, 2016, our fixed charge coverage ratio was 558.7 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at December 31, 2016.
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
There can be no assurances that we will be able to raise additional capital, and an inability to raise additional capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Cash flows provided by operating activities	$60,120	$76,856	$6,645
Cash flows used in investing activities	(37,116)	(72,861)	(23,123)
Cash flows provided by financing activities	10,077	15,468	83,794
Effects of exchange rate changes on cash and cash equivalents	(157)	(160)	(76)
Change in cash and cash equivalents	$32,924	$19,303	67,240
Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in receipts from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support our business. Our future cash flows may be diminished if we cannot sustain our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers; our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Increases in revenue earned directly from advertisers and agencies may cause the amount of receipts from buyers collected in advance of payments to sellers to decrease, because advertisers and agencies may pay slowly.
For the year ended December 31, 2016, cash provided by operating activities of $60.1 million resulted from our net loss of $18.1 million adjusted for non-cash expenses of $87.4 million, offset by net changes in our working capital of $9.2 million. The net change in operating working capital was primarily related to a decrease in accounts payable and accrued expenses of $33.0 million and an increase in prepaid expenses and other assets of $3.0 million, offset by a decrease in accounts receivable of $25.8 million. The changes in accounts payable, accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality. The change in prepaid expenses and other assets was primarily due to increases in insurance rates and other receivables.
For the year ended December 31, 2015, cash provided by operating activities of $76.9 million resulted from our net income of $0.4 million, non-cash expenses of $56.6 million, and net changes in our working capital of $19.8 million. The net change in operating working capital was primarily related to an increase in accounts payable and accrued expenses of $93.1 million, offset by an increase in accounts receivable of $71.8 million, an increase in prepaid expenses and other current assets of $1.1 million, and a decrease in other liabilities of $0.4 million. The increase in prepaid expenses and other current assets was primarily due to an increase in business activity and the timing of payments to vendors. The decrease in other liabilities was primarily due to a decrease in business activity associated with the timing of payments to tax authorities. The changes in accounts payable, and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
For the year ended December 31, 2014, cash provided by operating activities of $6.6 million resulted from our net loss of $18.7 million, offset by non-cash expenses of $36.5 million, and net changes in our working capital of $11.1 million. The net change in operating working capital was primarily related to an increase in accounts receivable of approximately $38.0 million, an increase in prepaid expenses and other current assets of approximately $2.2 million, and a decrease in other liabilities of $0.8 million, partially offset by an increase in accounts payable and accrued expenses of approximately $29.9 million. The increase in prepaid expenses and other current assets was primarily due to an increase in business activity associated with the timing of payments to vendors. The decrease in other liabilities was primarily due to a decrease in business activity associated with the timing of payments to tax authorities. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal use software development. As our business evolves, we expect our capital expenditures and our investment activity to evolve as well, and generally to continue to increase over time. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the year ended December 31, 2016, we used $37.1 million of cash for investing activities, consisting primarily of $41.1 million of investments in available-for-sale securities, $23.5 million in purchases of property and equipment, net of amounts reflected in accounts payable and accrued expenses at December 31, 2016, and $9.9 million of investments in our internal use software. These cash outflows were partially offset by inflows of $37.4 million due to maturities of available-for-sale securities.
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
During the year ended December 31, 2014, we used $23.1 million of cash in investing activities, consisting of $10.7 million in investments in property and equipment, and $8.8 million of investments in our internal use software, net of amounts reflected in accounts payable and accrued expenses at December 31, 2014. In addition, during the year ended December 31, 2014, we used $4.6 million for the acquisition of Shiny Inc., net of cash acquired, which was partially offset by cash of $0.6 million assumed in the acquisition of iSocket, Inc. In conjunction with our corporate office building lease, restricted cash decreased by $0.3 million.
Financing Activities
Our financing activities consisted primarily of the issuance of shares of common stock upon the exercise of stock options.
For the year ended December 31, 2016, cash provided by financing activities of $10.1 million was primarily due to proceeds of $14.2 million from stock option exercises and proceeds of $1.9 million from issuance of common stock under the employee stock purchase plan, partially offset by $6.1 million in income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
For the year ended December 31, 2015, cash provided by financing activities of $15.5 million was primarily due to proceeds of $13.5 million from stock option exercises, and proceeds of $2.0 million from issuance of common stock under the employee stock purchase plan.
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
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2016 other than the operating leases and the indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through January 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.5 million as of December 31, 2016.
The following table summarizes our future obligations and related sublease income at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

	(in thousands)
Operating lease obligations	$8,128	$8,530	$6,373	$3,305	$1,227	$668	$28,231
Operating sublease income	(601)	(382)	(96)	—	—	—	(1,079)
Purchase obligations	250	—	—	—	—	—	250
Total	$7,777	$8,148	$6,277	$3,305	$1,227	$668	$27,402
At December 31, 2016, liabilities for unrecognized tax benefits of $5.0 million, which are attributable to U.S. income taxes, were not included in our contractual obligations because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
In the ordinary course of business, we enter into agreements with sellers, buyers and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2016.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal use software development costs, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We generate revenue from buyers and sellers in transactions in which they use our solution for the purchase and sale of advertising inventory, and also in transactions in which we manage ad campaigns on behalf of buyers. We recognize revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. We maintain separate arrangements with each buyer and seller either in the form of a master agreement, which specifies the terms of the relationship and access to our solution, or by insertion orders, which specify price and volume requests and other terms. We recognize revenue upon the completion of a transaction, that is, when an impression has been delivered to the consumer viewing a website or mobile application. We assess whether fees are fixed or determinable based on impressions delivered and the contractual terms of the arrangements. We assess collectability based on a number of factors, including the creditworthiness of a buyer and seller and payment and transaction history. Our revenue arrangements generally do not include multiple deliverables.

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
As a result of the acquisition of Chango (which comprised our intent marketing business) in April 2015, we began entering into arrangements for which we managed advertising campaigns on behalf of buyers. We were the principal in these arrangements as we: (i) were the primary obligor in the advertising inventory purchase transaction; (ii) established the purchase prices paid by the buyer; (iii) performed all billing and collection activities including the retention of credit risk; (iv) had latitude in selecting suppliers; (v) negotiated the price we pay to suppliers of inventory; and (vi) made all inventory purchasing decisions. Accordingly, for these arrangements we reported revenue on a gross basis. Because we exited the intent marketing business in the first quarter of 2017, we do not expect to report revenue on a gross basis after the first quarter of 2017 unless and until we change our business practices, develop new products, or make a business acquisition, in each case with characteristics requiring gross reporting.
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
Cash, Cash Equivalents and Marketable Securities
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
Stock-Based Compensation
Compensation expense related to employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. We have granted awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on our stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.
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
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Common stock price	$7.42	$16.82	$13.88
Expected term (in years)	5.9	4.5	5.7
Risk-free interest rate	1.47%	1.30%	1.75%
Expected volatility	49%	47%	51%
Dividend yield	—%	—%	—%
We early adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments, including our election to eliminate the requirement to estimate the number of awards that are expected to vest and, instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, we recorded a cumulative-effect adjustment of $0.7 million to increase the 2016 beginning of period accumulated deficit and additional paid-in capital balances.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Due to the full valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2016, 2015 and 2014.
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
Intangible Assets
Intangible assets primarily consist of acquired developed technology, customer relationships and non-compete agreements resulting from business combinations, which are recorded at acquisition-date fair value, less accumulated amortization. We determine the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.
The estimated useful lives of our intangible assets are as follows:

Years
Developed technology	3 to 5
Customer relationships	2.5 to 3
Non-compete agreements	2 to 3
Other intangible assets	0.5 to 1
Impairment of Long-Lived Assets, including Internal Use Capitalized Software Costs
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. For purposes of goodwill impairment testing, we have one reporting unit.
Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If we choose the qualitative option, we are not required to perform the two-step quantitative goodwill impairment test unless we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the two-step quantitative impairment test is required or chosen, the first step of the impairment test involves comparing the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value, and an impairment loss is recognized in an amount equal to the excess.

We operate as a single operating segment and have identified a single reporting unit. We performed the annual quantitative goodwill impairment assessment for our reporting unit in the fourth quarter of 2016. The first step of the quantitative goodwill impairment test resulted in the determination that the fair value of our reporting unit substantially exceeded its carrying amount, including goodwill. Accordingly, the second step was not required for our reporting unit.
Income Taxes
Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between our consolidated financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. We have established a full valuation allowance to offset the predominant portion of our domestic and international net deferred tax assets due to the uncertainty of realizing future tax benefits from the net operating loss carryforwards and other deferred tax assets.

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
Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 of Item 8. "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, and inflation risks.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at December 31, 2016. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2016, including intercompany balances, would result in a foreign currency loss of approximately $2.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of The Rubicon Project, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Rubicon Project, Inc. and its subsidiaries (the "Company") as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 14, 2017

THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$149,423	$116,499
Marketable securities	40,550	23,249
Accounts receivable, net	192,064	218,235
Prepaid expenses and other current assets	9,540	7,724
TOTAL CURRENT ASSETS	391,577	365,707
Marketable securities, non-current	—	13,483
Property and equipment, net	36,246	25,403
Internal use software development costs, net	16,522	13,929
Other assets, non-current	2,921	1,726
Intangible assets, net	6,804	50,783
Goodwill	65,705	65,705
TOTAL ASSETS	$519,775	$536,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,903	$247,967
Other current liabilities	3,534	2,196
TOTAL CURRENT LIABILITIES	218,437	250,163
Deferred tax liability, net	42	6,225
Other liabilities, non-current	1,783	2,247
TOTAL LIABILITIES	220,262	258,635
Commitments and contingencies (Note 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2016 and December 31, 2015; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2016 and December 31, 2015; 49,378 and 46,600 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	398,787	358,406
Accumulated other comprehensive loss	(273)	(15)
Accumulated deficit	(99,001)	(80,290)
TOTAL STOCKHOLDERS' EQUITY	299,513	278,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$519,775	$536,736

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenue	$278,221	$248,484	$125,295
Expenses:
Cost of revenue	73,247	58,495	20,754
Sales and marketing	83,328	83,333	43,203
Technology and development	51,184	42,055	22,718
General and administrative	68,570	70,199	57,398
Restructuring and other exit costs	3,316	—	—
Impairment of intangible assets	23,473	—	—
Total expenses	303,118	254,082	144,073
Loss from operations	(24,897)	(5,598)	(18,778)
Other (income) expense:
Interest (income) expense, net	(491)	(59)	110
Other income	(554)	—	—
Change in fair value of preferred stock warrant liabilities	—	—	732
Foreign exchange gain, net	(939)	(1,400)	(1,119)
Total other income, net	(1,984)	(1,459)	(277)
Loss before income taxes	(22,913)	(4,139)	(18,501)
Provision (benefit) for income taxes	(4,860)	(4,561)	172
Net income (loss)	(18,053)	422	(18,673)
Cumulative preferred stock dividends	—	—	(1,116)
Net income (loss) attributable to common stockholders	$(18,053)	$422	$(19,789)
Net income (loss) per share:
Basic	$(0.39)	$0.01	$(0.70)
Diluted	$(0.39)	$0.01	$(0.70)
Weighted-average shares used to compute net income (loss) per share:
Basic	46,655	39,663	28,217
Diluted	46,655	44,495	28,217

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net income (loss)	$(18,053)	$422	$(18,673)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0, $0, and $0 for the years ended December 31 2016, 2015 and 2014, respectively.	67	(68)	—
Foreign currency translation adjustments	(325)	61	(104)
Other comprehensive loss	(258)	(7)	(104)
Comprehensive income (loss)	$(18,311)	$415	$(18,777)

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2013	28,820	$52,571	11,855	$—	$25,532	$96	$(62,039)	$(36,411)
Exercise of common stock options	—	—	1,360	—	3,498	—	—	3,498
Restricted stock awards, net	—	—	2,168	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(174)	—	(2,324)	—	—	(2,324)
Issuance of common stock related to RSU vesting	—	—	4	—	—	—	—	—
Net exercise of warrant for convertible preferred stock	572	—	—	—	5,983	—	—	5,983
Conversion of convertible preferred stock to common stock	(29,392)	(52,571)	14,696	—	52,571	—	—	52,571
Conversion of warrant for convertible preferred stock to common stock warrant	—	—	—	—	200	—	—	200
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,432	—	86,200	—	—	86,200
Net exercise of warrant for common stock	—	—	10	—	—	—	—	—
Issuance of common stock and exchange of stock options related to acquisitions	—	—	841	—	13,342	—	—	13,342
Stock-based compensation	—	—	—	—	24,470	—	—	24,470
Other comprehensive loss	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(18,673)	(18,673)
Balance at December 31, 2014	—	—	37,192	—	209,472	(8)	(80,712)	128,752
Exercise of common stock options	—	—	2,552	—	13,533	—	—	13,533
Restricted stock awards, net	—	—	479	—	—	—	—	—
Issuance of common stock related to RSU vesting	—	—	229	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	170	—	2,040	—	—	2,040
Issuance of common stock and exchange of stock options related to acquisition	—	—	4,425	—	76,350	—	—	76,350
Issuance of common stock for contingent consideration associated with acquisitions	—	—	1,553	—	25,608	—	—	25,608
Stock-based compensation	—	—	—	—	31,403	—	—	31,403
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	422	422
Balance at December 31, 2015	—	—	46,600	—	358,406	(15)	(80,290)	278,101
Cumulative-effect adjustment(1)	—	—	—	—	658	—	(658)	—
Balance at January 1, 2016	—	—	46,600	—	359,064	(15)	(80,948)	278,101
Exercise of common stock options	—	—	2,026	—	14,249	—	—	14,249
Restricted stock awards, net	—	—	92	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(493)	—	(6,058)	—	—	(6,058)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock related to RSU vesting	—	—	945	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	208	—	1,886	—	—	1,886
Stock-based compensation	—	—	—	—	29,646	—	—	29,646
Other comprehensive loss	—	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	—	—	—	(18,053)	(18,053)
Balance at December 31, 2016	—	$—	49,378	$—	$398,787	$(273)	$(99,001)	$299,513
(1) Refer to Note 14 and Note 16 for discussion of the adoption of the new accounting guidance for share-based payment transactions (as defined in Note 2).
The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES:
Net income (loss)	$(18,053)	$422	$(18,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,763	31,010	12,517
Stock-based compensation	28,694	30,584	23,846
Loss on disposal of property and equipment	214	58	202
Change in fair value of preferred stock warrant liabilities	—	—	732
Change in fair value of contingent consideration	—	306	66
Unrealized foreign currency gains, net	(1,122)	(72)	(763)
Impairment of intangible assets	23,473	—	—
Deferred income taxes	(6,635)	(5,286)	(145)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	25,842	(71,796)	(38,023)
Prepaid expenses and other assets	(3,038)	(1,073)	(2,152)
Accounts payable and accrued expenses	(32,965)	93,135	29,861
Other liabilities	947	(432)	(823)
Net cash provided by operating activities	60,120	76,856	6,645
INVESTING ACTIVITIES:
Purchases of property and equipment	(23,479)	(20,104)	(10,706)
Capitalized internal use software development costs	(9,922)	(8,333)	(8,779)
Acquisitions, net of cash acquired	(238)	(8,647)	(3,983)
Investments in available-for-sale securities	(41,096)	(48,801)	—
Maturities of available-for-sale securities	37,360	12,001	—
Change in restricted cash	259	1,023	345
Net cash used by investing activities	(37,116)	(72,861)	(23,123)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	89,733
Payments of initial public offering costs	—	—	(3,037)
Proceeds from exercise of stock options	14,249	13,533	3,498
Proceeds from issuance of common stock under employee stock purchase plan	1,886	2,040	—
Taxes paid related to net share settlement	(6,058)	—	(2,324)
Repayment of debt and capital lease obligations	—	(105)	(4,076)
Net cash provided by financing activities	10,077	15,468	83,794
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(157)	(160)	(76)
CHANGE IN CASH AND CASH EQUIVALENTS	32,924	19,303	67,240
CASH AND CASH EQUIVALENTS — Beginning of period	116,499	97,196	29,956
CASH AND CASH EQUIVALENTS — End of period	$149,423	$116,499	$97,196
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,285	$1,069	$403
Cash paid for interest	$61	$62	$122
Capitalized assets financed by accounts payable and accrued expenses	$1,627	$342	$1,872
Leasehold improvements paid by landlord	$—	$—	$803
Capitalized stock-based compensation	$952	$819	$624
Conversion of preferred stock to common stock	$—	$—	$52,571
Reclassification of preferred stock warrant liabilities to additional-paid-in-capital	$—	$—	$6,183
Reclassification of deferred offering costs to additional-paid-in-capital	$—	$—	$3,533
Common stock and options issued for business acquisitions	$—	$76,534	$13,342
Conversion of contingent consideration to common stock	$—	$25,608	$—

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
The Company is a technology company with a mission to keep the Internet free and open and to fuel its growth by making it easy and safe to buy and sell advertising. The Company pioneered advertising automation technology to enable the world's leading brands, content creators, and application developers to trade and protect trillions of advertising transactions each month and to improve the advertising experience of consumers. The Company offers a highly scalable platform that provides an automated advertising solution for buyers and sellers of digital advertising.
The Company delivers value to buyers and sellers of digital advertising through the Company’s proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, mobile applications and other digital media properties, and their representatives, to sell their advertising inventory; applications for buyers, including advertisers, agencies, agency trading desks, demand side platforms, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company's platform.
Initial Public Offering
In April 2014, the Company completed an initial public offering, or IPO, whereby 6,432,445 shares of common stock were issued and sold by the Company, and 1,354,199 shares of common stock were sold by selling stockholders. Upon the closing of the IPO, all outstanding shares of preferred stock of the Company converted into common stock. See Note 12.
Risks
The Company is subject to certain business risks, including competition, the Company’s ability to adapt its offering in response to market evolution and to maintain market acceptance of its platform solution, the Company’s ability to source demand from buyers of advertising inventory and source supply from sellers of advertising inventory, dependence on growth to achieve its business plan, and pricing pressure, among other things.
Note 2—Organization and Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the operations of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. During 2016, each of current and non-current marketable securities were reclassified from "Other assets" to its own line item within each section on the balance sheet. In addition, foreign exchange translation adjustments and unrealized loss on investments were reclassified as "Other comprehensive loss" on the Statement of Convertible Preferred Stock and Stockholders' Equity.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of intangible assets and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) the valuation of common stock, (vii) assumptions used in valuation models to determine the fair value of stock-based awards, (viii) fair value of financial instruments, (ix) the recognition and disclosure of contingent liabilities, and (x) the assumptions used in valuing acquired assets and assumed liabilities in business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of stock and business combinations require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.
Revenue Recognition
The Company generates revenue from buyers and sellers who use its solution for the purchase and sale of advertising inventory. The Company's solution enables buyers and sellers to purchase and sell advertising inventory, by matching buyers and sellers, and establishing rules and parameters for open and transparent auctions of advertising inventory. Buyers use the Company's solution to reach their intended audiences by buying advertising inventory that the Company makes available from sellers through its solution or advertising inventory the Company purchases from third-party exchanges. Sellers use the Company's solution to monetize their inventory. The Company recognizes revenue upon fulfillment of its contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectability being reasonably assured. The Company generally bills and collects the full purchase price of impressions from buyers, together with other fees, if applicable. The Company reports revenue on a net basis for arrangements in which it has determined that it does not act as the principal in the purchase and sale of advertising inventory because pricing is determined through the Company's auction process and it is not the primary obligor. In some cases, the Company generates revenue directly from sellers who maintain the primary relationship with buyers and utilize the Company's solution to transact and increase the monetization of their activities. The Company reports revenue on a net basis for these activities. The Company reports revenue on a gross basis for arrangements in which it has determined that the Company acts as the principal in the purchase and sale of advertising inventory because the Company has direct contractual relationships with and manages advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, the Company exercises discretion in establishing prices, the Company has credit risk, and the Company independently selects and purchases inventory from the seller.
The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts the Company is responsible to collect, and the Company's accounts payable are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Expenses
The Company classifies its expenses into the following six categories:
Cost of Revenue. The Company's cost of revenue consists primarily of amounts the Company pays sellers for transactions for which the Company is the principal and reports revenues on a gross basis, data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting the Company's revenue-producing platform, amortization of software costs for the development of the Company's revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in the Company's network operations group who support the Company's platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives.
Sales and Marketing. The Company's sales and marketing expenses consist primarily of personnel costs, including stock-

based compensation and sales bonuses paid to the Company's sales organization, marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with customer relationships and backlog from the Company's business acquisitions and, to a lesser extent, facilities-related costs and depreciation and amortization. The Company's sales organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers. The Company amortizes acquired intangibles associated with customer relationships and backlog from its business acquisitions over their estimated useful lives.
Technology and Development. The Company's technology and development expenses consist primarily of personnel costs, including stock-based compensation and bonuses, and professional services associated with the ongoing development and maintenance of the Company's solution and, to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from the Company's business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net on the Company's consolidated balance sheet. The Company amortizes internal use software development costs that relate to its revenue-producing activities on the Company's platform to cost of revenue and amortizes other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from its business acquisitions over their estimated useful lives.
General and Administrative. The Company's general and administrative expenses consist primarily of personnel costs, including stock-based compensation and bonuses, associated with the Company's executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation, and other corporate-related expenses. General and administrative expenses also include amortization of internal use software development costs and acquired intangible assets from the Company's business acquisitions over their estimated useful lives that relate to general and administrative functions and changes in fair value associated with the liability-classified contingent consideration related to acquisitions.
Restructuring and other exit costs. The Company's restructuring and other exit costs are cash and non-cash charges consisting primarily of employee termination costs, facility closure and relocation costs, and contract termination costs.
Impairment of intangible assets. The Company's impairment charges are non-cash charges related to its intangible assets. Intangible assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For intangible assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value. Intangible assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. The Company had no assets held for sale as of December 31, 2016 and 2015.
Stock-Based Compensation
Compensation expense related to employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company has granted awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on the Company's stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.
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
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2016, 2015 and 2014.
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
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments.
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
Restricted Cash
The Company classifies certain restricted cash balances within prepaid expenses and other current assets on the consolidated balance sheets based upon the term of the remaining restrictions. At December 31, 2016 and 2015, restricted cash was held as collateral for credit cards. At December 31, 2016 and 2015, restricted cash totaling $0.1 million and $0.3 million, respectively, was included in prepaid expenses and other current assets.
Accounts Receivable Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current customer information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts was approximately $0.7 million, $1.0 million and $0.3 million at December 31, 2016, 2015 and 2014 respectively. During the years ended December 31, 2016, 2015 and 2014, the Company wrote-off $1.1 million, $0.2 million and $0.6 million, respectively, of accounts receivable.
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
The estimated useful lives of the Company’s intangible assets are as follows:

Years
Developed technology	3 to 5
Customer relationships	2.5 to 3
Non-compete agreements	2 to 3
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
Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If the Company chooses the qualitative option, the Company is not required to perform the two-step quantitative goodwill impairment test unless it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the two-step quantitative impairment test is required or chosen, the first step of the impairment test involves comparing the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value, and an impairment loss is recognized in an amount equal to the excess.

The Company operates as a single operating segment and has identified a single reporting unit. The Company performed the annual quantitative goodwill impairment assessment for its reporting unit in the fourth quarter of 2016. The first step of the quantitative goodwill impairment test resulted in the determination that the fair value of the Company's reporting unit substantially exceeded its carrying amount, including goodwill. Accordingly, the second step was not required for the Company's reporting unit.
Operating and Capital Leases
The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term. The Company begins recognition of rent expense on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Some of the Company’s lease arrangements provide for concessions by the landlords, including payments for leasehold improvements and rent-free periods. The Company accounts for the difference between the straight-line rent expense and rent paid as a deferred rent liability.
Assets and liabilities under capital lease are recorded at the lesser of present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are amortized using the straight-line method over the estimated useful lives of the assets. The Company has no capital leases at December 31, 2016.
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, and seller payables approximate fair value due to the short-term nature of these instruments. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in active markets, rather derived from similar securities. Corporate debt securities, included in marketable securities on the balance sheet, whose fair values are not based on quoted market prices for identical securities that are traded in an active market, rather derived from similar securities, are classified as Level 2 as well. See Note 9.
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
At December 31, 2016, two buyers accounted for 12% and 11%, respectively, of consolidated accounts receivable. At December 31, 2015, two buyers accounted for 14% and 10%, respectively, of consolidated accounts receivable.
For the years ended December 31, 2016, 2015 and 2014, no buyer or seller of advertising inventory comprised 10% or more of consolidated revenue.
At December 31, 2016, no seller of advertising inventory comprised 10% of consolidated accounts payable. At December 31, 2015, one seller of advertising inventory comprised 10% of consolidated accounts payable.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Foreign exchange gains, net were approximately $0.9 million, $1.4 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in other expense, net in the accompanying consolidated statements of operations. To the extent that the functional currency is different than the U.S Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss on the consolidated balance sheet.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under the "Revenue from Contracts with Customers" topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. These amendments were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Subsequent to issuing the May 2014 guidance, in August 2015, the FASB issued amendments that deferred the effective date one year. As a result, the guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company has not yet selected a transition method, but is currently evaluating the new principle vs. agent guidance with respect to its revenue arrangements and assessing the impact this guidance will have on the Company's consolidated financial statements.
In January 2016, the FASB issued new accounting guidance that changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The new guidance requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The guidance also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The new guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted except for the amended presentation requirements for changes in the fair value of financial liabilities. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued new accounting guidance that requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the effect this guidance will have on its consolidated financial statements and related disclosures. The Company anticipates the guidance to have an impact on its assets and liabilities, as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities should recognize the income tax consequences of such transfers when the transfers occur. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued new guidance intended to simplify the test for goodwill impairment. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. All other goodwill impairment guidance will remain largely unchanged. The guidance is effective on a prospective basis beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company expects to update its methodology for assessing goodwill impairment as a result of this guidance.
In January 2017, the FASB issued amended guidance for business combinations. The new pronouncement changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. Subsequent to adoption, the Company will apply this guidance to acquisitions or disposals occurring in the period of adoption and thereafter.

Note 3—Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the basic and diluted net income (loss) per share attributable to common stockholders:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to common stockholders	$(18,053)	$422	$(19,789)
Weighted-average common shares outstanding	48,512	42,067	29,921
Weighted-average unvested restricted shares	(1,857)	(1,677)	(1,704)
Weighted-average escrow shares	—	(727)	—
Weighted-average common shares outstanding used to compute net income (loss) per share	46,655	39,663	28,217
Basic net income (loss) per share	$(0.39)	$0.01	$(0.70)
Diluted EPS:
Net income (loss)	$(18,053)	$422	$(19,789)
Weighted-average common shares used in basic EPS	46,655	39,663	28,217
Dilutive effect of weighted-average common stock options	—	2,510	—
Dilutive effect of weighted-average restricted stock awards	—	532	—
Dilutive effect of weighted-average restricted stock units	—	426	—
Dilutive effect of weighted-average ESPP	—	25	—
Dilutive effect of weighted-average escrow shares	—	591	—
Dilutive effect of weighted-average contingent shares	—	748	—
Weighted-average shares used to compute diluted net income (loss) per share	46,655	44,495	28,217
Diluted net income (loss) per share	$(0.39)	$0.01	$(0.70)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Options to purchase common stock	951	—	8,113
Unvested restricted stock awards	414	—	1,750
Unvested restricted stock units	611	—	845
Shares held in escrow	392	—	125
ESPP	30	—	—
Contingent shares	—	704	—
Conversion of convertible preferred stock	—	—	—
Conversion of preferred stock warrants	—	—	—
Total shares excluded from net income (loss) per share	2,398	704	10,833
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
For the year ended December 31, 2014 the Company increased net loss by $1.1 million for cumulative preferred stock dividends in determining its net loss attributable to common stockholders. Upon the completion of the Company’s IPO in April 2014, all of the preferred stock converted to common stock and accordingly, after the IPO the Company was no longer required to increase its net loss for preferred stock dividends in determining its net loss attributable to common stockholders.

Note 4—Investments
Investments in marketable securities as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$23,237	$1	$(2)	$23,236
Corporate debt securities	17,314	—	—	17,314
Total	$40,551	$1	$(2)	$40,550
As of December 31, 2016, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.3 years. For the year ended December 31, 2016, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations for the sale of available-for-sale investments.
Investments in marketable securities as of December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$10,485	$—	$(22)	$10,463
Corporate debt securities	12,786	—	—	12,786
Total	$23,271	$—	$(22)	$23,249
Available-for-sale — long-term:
U.S. Treasury, government and agency debt securities	$13,529	$—	$(46)	$13,483
The amortized cost and fair value of the Company's marketable securities at December 31, 2016, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value

	(in thousands)
Due in less than 1 year	$40,551	$40,550
Due within 1-2 years	—	—
Total	$40,551	$40,550
Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	December 31, 2016	December 31, 2015

	(in thousands)
Purchased software	$1,777	$1,706
Computer equipment and network hardware	62,084	40,765
Furniture, fixtures and office equipment	2,194	1,959
Leasehold improvements	3,385	3,237
Gross property and equipment	69,440	47,667
Accumulated depreciation	(33,194)	(22,264)
Net property and equipment	$36,246	$25,403
Depreciation expense on property and equipment totaled $13.7 million, $8.6 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, the Company had no property and equipment under capital leases. At December 31, 2014, property and equipment included property and equipment under capital leases with a cost basis of $0.6 million.
Depreciation expense on property and equipment under capital leases was zero for the years ended December 31, 2016, 2015 and $0.3 million for the year ended December 31, 2014, respectively.
There were no impairment charges to property and equipment for the years ended December 31, 2016, 2015 and 2014.
Note 6—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2016	December 31, 2015

	(in thousands)
Internal use software development costs, gross	$37,032	$27,265
Accumulated amortization	(20,510)	(13,336)
Internal use software development costs, net	$16,522	$13,929
During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $10.9 million, $9.2 million, and $9.4 million of internal use software development costs. Amortization expense was $8.3 million, $6.7 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014. In the years ended December 31, 2016, 2015 and 2014, amortization expense included the write-off of software development costs, net of $0.8 million, $1.5 million and $0.7 million, respectively. Based on the Company’s internal use software development costs at December 31, 2016, estimated amortization expense of $8.4 million, $5.5 million and $2.6 million is expected to be recognized in 2017, 2018 and 2019, respectively.
There were no impairment charges to internal use software development costs for the years ended December 31, 2016, 2015 and 2014.
Note 7—Business Combinations
2015 Acquisition
Chango Inc.
On April 24, 2015, or the Acquisition Date, the Company completed the acquisition of all the issued and outstanding shares of Chango, a Toronto, Canada based intent marketing technology company.
The purchase consideration for the acquisition included 4,191,878 shares of the Company's common stock, with a fair value of approximately $72.5 million, based on the Company's stock price as reported on the NYSE on the Acquisition Date. 639,318 of the 4,191,878 shares of the Company's common stock were placed in escrow to secure post-closing indemnification obligations of the sellers and were released from escrow on July 24, 2016. In addition, the Company issued 106,553 shares of the Company's common stock on the date of the acquisition, which were placed in escrow, related to employee future service requirements which were excluded from the purchase consideration and were expensed in the Company's post acquisition consolidated statement of operations. The Company also used approximately $9.1 million of cash to repay Chango's outstanding debt, including accrued interest, and to pay Chango's outstanding transaction expenses.

The purchase consideration also included contingent consideration of up to approximately $18.2 million worth of cash or shares of the Company's common stock and 126,098 shares held in escrow based upon Chango's performance against certain agreed-upon operating objectives for the year ending December 31, 2015. The Company had the option to pay the contingent consideration in cash or common stock, or a combination thereof. The number of shares issued in connection with the contingent consideration, excluding the escrow shares, was based on a price per share of $18.77. On the Acquisition Date, the fair value was estimated using a Monte-Carlo model as the fair value of the contingent consideration was dependent on both the performance milestones being achieved and the post-acquisition prices of the Company's common stock. The total contingent consideration was recorded at an estimated fair value of $16.2 million. The fair value of the contingent consideration assumed the probability of the performance milestones being achieved and the probability that the Company would settle the contingent consideration in common stock. The contingent consideration was recorded as a non-current liability in the consolidated balance sheet as the contingent consideration was payable in a variable number of shares at the Acquisition Date. Changes in the fair value of the contingent consideration liability were recorded in the Company's consolidated statement of operations. Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company. Accordingly, pursuant to the acquisition agreement, because Chango would no longer be operated separate from the Company's other operations in accordance with the agreed-upon business plan, the entire contingent consideration was deemed earned. As a result, the changes in the fair value of the contingent consideration liability post-acquisition were primarily dependent on prices of the Company's common stock for periods subsequent to the Acquisition Date. On December 31, 2015 the Company converted the contingent consideration to equity and issued 971,481 shares in addition to releasing 126,098 shares from escrow.
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

The total purchase consideration and the allocation of the total purchase consideration to assets acquired and liabilities assumed is summarized below (in thousands):

Shares of the Company's common stock	$72,477
Estimated fair value of contingent consideration	16,171
Fair value of stock-based awards exchanged	4,058
Cash paid	9,097
Working capital adjustment	(184)
Total purchase consideration	101,619
Cash	450
Accounts receivable	13,333
Prepaid and other assets	1,025
Fixed assets	265
Intangible assets, including in process research and development of $580	52,420
Goodwill	51,732
Total assets acquired	119,225
Accounts payable and accrued expenses	5,825
Other liabilities	443
Deferred tax liability, net	11,338
Total liabilities assumed	17,606
Total net assets acquired	$101,619
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
The intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues, the amortization of customer relationships and backlog is included in sales and marketing, the amortization of non-compete agreements is included in technology and development and general and administrative, and the amortization of trademarks is included in general and administrative in the consolidated statements of operations. See Note 8 for further discussion related to the cessation of the Company's intent marketing solution and related impairment of acquired intangible assets.
Goodwill was primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the Chango acquisition is not tax deductible.
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
Goodwill was primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill generated in the iSocket acquisition is not deductible for tax purposes.
The Company recognized approximately $0.4 million of acquisition related costs during the year ended December 31, 2015, that are recorded within general and administrative expenses in the Company’s consolidated statements of operations. The operations of iSocket were fully integrated into the operations of the Company upon acquisition. The results of operations of iSocket were insignificant to the Company’s consolidated statements of operations from the acquisition date of November 17, 2014 through the period ended December 31, 2014.
As part of the acquisition, the Company recorded deferred tax assets of $6.4 million, primarily related to net operating loss carry forwards, which were offset by deferred tax liabilities of $4.8 million related to acquired intangible assets, and a valuation allowance of $1.6 million. See Note 16 for additional information related to net operating loss carryforwards associated with this acquisition.
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
Goodwill was primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. A portion, $0.2 million, of the goodwill generated in the Shiny acquisition is not tax deductible while the remaining $2.8 million is deductible.
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

Year Ended
December 31, 2014

(in thousands, except per share data)
Pro forma revenues	$125,834
Pro forma net loss	$(27,659)
Pro forma net loss per share, basic and diluted	$(0.95)

Note 8—Goodwill and Intangible Assets
Details of the Company’s goodwill were as follows:

	December 31, 2016	December 31, 2015

	(in thousands)
Beginning balance	$65,705	$16,290
Additions from the acquisition of Chango	—	52,513
Error correction related to iSocket (See Note 7)	—	(2,317)
Measurement period adjustment related to Chango (See Note 7)	—	(520)
Other adjustment related to Chango (See Note 7)	—	(261)
Ending balance	$65,705	$65,705
Details of the Company’s intangible assets were as follows:

	December 31, 2016	December 31, 2015

	(in thousands)
Amortizable intangible assets:
Developed technology	$13,418	$35,756
Customer relationships	3,330	25,330
Non-compete agreements	4,990	4,990
Total identifiable intangible assets, gross	21,738	66,076
Accumulated amortization— intangible assets:
Developed technology	(7,652)	(9,031)
Customer relationships	(2,837)	(4,524)
Non-compete agreements	(4,445)	(1,738)
Total accumulated amortization—intangible assets	(14,934)	(15,293)
Total identifiable intangible assets, net	$6,804	$50,783
Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 was $20.5 million, $15.7 million and $0.9 million, respectively. During the three months ended June 30, 2016, the Company reassessed the remaining estimated useful lives of the developed technology and customer relationships related to the Chango acquisition. The change in estimated useful lives for the developed technology and customer relationships was based on the remaining expected benefit from those assets. The change in the remaining estimated useful lives for developed technology and customer relationships resulted in increased amortization expense of $4.2 million for the year ended December 31, 2016. The increased amortization expense decreased the basic and diluted earnings per share by $0.09 for the year ended December 31, 2016.These assets were subsequently impaired as of December 31, 2016.
In January 2017, the Company announced that it will cease providing intent marketing services. In connection with this decision, the Company assessed the asset group related to the intent marketing services, which consisted of customer relationships and developed technology related to the Chango acquisition, and determined that the asset group was impaired. Accordingly, the Company recorded a charge for the impairment of intangible assets totaling $23.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2016.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2016:

Fiscal Year	Amount
(in thousands)
2017	$3,302
2018	1,862
2019	1,640
Total	$6,804
No impairment of goodwill was identified for the years ended December 31, 2016, 2015 and 2014.

Note 9—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2016:

	December 31, 2016	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Cash equivalents	$15,776	$7,781	$7,995	$—
Corporate debt securities	$17,314	$—	$17,314	$—
U.S. Treasury, government and agency debt securities	$23,236	$23,236	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2015:

	December 31, 2015	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Cash equivalents	$19,257	$19,257	$—	$—
Corporate debt securities	$12,786	$12,786	$—	$—
U.S. Treasury, government and agency debt securities	$23,946	$23,946	$—	$—
At December 31, 2016 and 2015, cash equivalents of $15.8 million and $19.3 million consisted of money market funds and commercial paper with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, rather derived from similar securities. Corporate debt securities, included in marketable securities on the balance sheet, whose fair values are not based on quoted market prices for identical securites that are traded in an active market, rather derived from similar securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities, are based on quoted market prices and classified as Level 1.

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
For each of the years ended December 31, 2015 and 2014, the Company recognized expense of $0.3 million and $0.1 million, respectively, relating to the change in fair value of the contingent consideration liabilities, which was recorded in general and administrative expenses. The contingent consideration liability related to the iSocket acquisition was payable in shares and the number of shares to be issued was based on the average closing price of the Company's common stock for the ten consecutive trading days ending on (and including) the last trading day of 2015. The contingent consideration related to the Chango acquisition was payable in cash or shares, or a combination thereof, and the number of shares issued, excluding the 126,098 shares related to the contingent consideration that were already issued and held in escrow, was based on a price per share of $18.77. On December 31, 2015, the Company converted the contingent consideration to equity and issued 585,170 shares related to iSocket and 971,481 shares related to Chango.
The Company’s pre-IPO preferred stock warrants were recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Beginning balance	$—	$—	$5,451
Change in value of preferred stock warrants recorded in other expense, net	—	—	732
Net exercise of preferred stock warrant and conversion of preferred stock warrant to common stock warrant	—	—	(6,183)
Ending balance	$—	$—	$—
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

The Company’s contingent consideration liabilities were recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of the contingent consideration liabilities are summarized below:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Beginning balance	$—	$11,448	$—
Increase to contingent consideration liability related to the iSocket acquisition (See Note 7)	—	—	11,382
Increase to contingent consideration liability related to the Chango acquisition (See Note 7)	—	16,171	—
Change in fair value of contingent consideration liabilities recorded in general and administrative expense	—	306	66
Decrease in iSocket contingent consideration liability related to goodwill adjustment (See Note 7)	—	(2,317)	—
Issuance of shares associated with iSocket and Chango contingent consideration	—	(25,608)	—
Ending balance	$—	$—	$11,448
In connection with the Company’s IPO in April 2014, the outstanding warrant for 845,867 shares of the Company’s convertible preferred stock was net exercised, resulting in the issuance of 286,055 shares of common stock based on the IPO price of $15.00 per share and taking into account the 1-for-2 reverse stock split. In connection with the IPO, the remaining warrant for 25,174 shares of convertible preferred stock was automatically converted into a warrant exercisable for 12,587 shares of common stock. See Note 12 regarding the exercise of a preferred stock warrant and the conversion of each outstanding share of preferred stock into one half of a share of common stock in connection with the Company's IPO. Following the closing of the Company’s IPO on April 7, 2014, the Company was no longer required to re-measure the converted common stock warrants to fair value and record any changes in the fair value of these liabilities in the Company's consolidated statement of operations. During the years ended December 31, 2016 and 2015, the Company recognized no expense, from the re-measurement of the warrants to fair value. During the year ended December 31, 2014 the Company recognized an expense of $0.7 million, from the re-measurement of the warrants to fair value. The warrant exercisable for 12,587 shares of common stock was net exercised in June 2014.
For the year ended December 31, 2016, the Company recorded an impairment of intangible assets totaling $23.5 million. The fair value of the asset group was determined based on a discounted cash flow method, which reflects estimated future cash flows associated with the identified asset group at the measurement date, and falls within Level 3 of the fair value hierarchy. The intangible assets were determined to be fully impaired and were written down to their fair values of zero.
For the years ended December 31, 2015 and 2014, no impairments were recorded on those assets required to be measured at fair value on a non-recurring basis.
Note 10—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2016	December 31, 2015

	(in thousands)
Accounts payable—seller	$197,261	$228,850
Accounts payable—trade	7,930	6,962
Accrued employee-related payables	9,712	12,155
Total	$214,903	$247,967
At December 31, 2016 and 2015, accounts payable—seller are recorded net of zero and $0.7 million, respectively, due from sellers for services provided by the Company to sellers, where the Company has the right of offset.
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
The Loan Agreement requires the Company to comply with financial covenants including minimum levels of adjusted tangible net worth and a fixed charge coverage ratio, as well as certain affirmative covenants. In the event the amount available to be drawn is less than 20% of the maximum line amount of the credit facility, or in the event that a default exists, the Company is required to satisfy a minimum fixed charge coverage ratio of no less than 1.10 to 1.00 calculated on a twelve month trailing basis as of the last day of each month on a consolidated basis. The Company was in compliance with the covenants as of December 31, 2016 and 2015.
The Loan Agreement includes customary events of defaults, including a change of control default and an event of default in the event a material adverse change occurs. In case of such an event of default, Silicon Valley Bank would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor.
At December 31, 2016, $40.0 million was available for borrowing under the credit facility and no amounts were outstanding under this loan.
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
Convertible Preferred Stock
At December 31, 2013 the Company’s outstanding convertible preferred stock consisted of the following:

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
Common Shares Reserved For Issuance
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to effect the contingent consideration and the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2016 was 12,116,233.
 Note 13—Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Investments, net of tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$—	$(8)	$(8)
Other comprehensive income (loss)	(68)	61	(7)
Balance at December 31, 2015	(68)	53	(15)
Other comprehensive income (loss)	67	(325)	(258)
Balance at December 31, 2016	$(1)	$(272)	$(273)
Note 14—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, or the 2014 Plan, which governs equity awards made to employees and directors of the Company since the IPO. In connection with the acquisition of iSocket, the Company assumed the iSocket 2009 Equity Incentive Plan, or the iSocket Plan, which governs stock options issued to former

iSocket employees and assumed by the Company. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan, or the Inducement Plan, which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the acquisition of Chango, the Company assumed Chango's 2009 Stock Option Plan, or the Chango plan, which governs stock options issued to former Chango employees and assumed by the Company. All compensatory equity awards outstanding at December 31, 2016 were issued pursuant to the 2014 Plan, the iSocket Plan, the Chango Plan, the Inducement Plan, or the 2007 Stock Incentive Plan, or the 2007 Plan, which governs equity awards made to employees and contractors of the Company prior to the IPO. The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, usually 25% vesting after one year of service and the remainder vesting semi-annually thereafter. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined in the governing plan. No further awards were made under the iSocket Plan, the Chango Plan, or the 2007 Plan; available shares under the iSocket Plan and the Chango Plan were rolled into the available share pool under the 2014 Plan at the time of acquisition of each company, and available shares under the 2007 Plan were rolled into the available share pool under the 2014 Plan at the time of the IPO. An aggregate of 3,254,098 shares remained available for issuance at December 31, 2016 under the plans. The 2014 Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The Inducement Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.
During the year ended December 31, 2016, the Company early adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments, including the Company's election to eliminate the requirement to estimate the number of awards that are expected to vest and, instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.7 million to increase the 2016 beginning of period accumulated deficit and additional paid-in capital balances. In addition, the new standard requires income tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company recorded $7.5 million of net deferred tax assets related to net operating losses for income tax benefits as of January 1, 2016. The Company has a full valuation allowance, and thus the income tax consequences of the new standard did not have an impact on the consolidated financial statements. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The new standard also requires the presentation of cash paid by the employer for employee taxes as a financing activity. The Company has historically presented these items as financing activities, and thus the new standard did not have an impact on the consolidated statement of cash flows.
Stock Options
A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2015	6,203	$9.76
Granted	469	$13.41
Exercised	(2,027)	$7.03
Canceled	(784)	$12.06
Outstanding at December 31, 2016	3,861	$11.16	6.71 years	$1,562
Exercisable at December 31, 2016	2,707	$10.04	6.05 years	$1,559
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 were $18.5 million, $28.3 million and $18.5 million, respectively.
At December 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $6.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The weighted-average grant date per share fair value of stock options granted in the years ended December 31, 2016, 2015 and 2014 were $6.29, $9.25 and $7.41, respectively.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-

Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Expected term (in years)	5.9	4.5	5.7
Risk-free interest rate	1.47%	1.30%	1.75%
Expected volatility	49%	47%	51%
Dividend yield	—%	—%	—%
Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2015	1,479	$15.58
Granted	525	$12.15
Canceled	(433)	$14.49
Vested	(458)	$16.34
Nonvested shares of restricted stock outstanding at December 31, 2016	1,113	$14.07
The weighted-average grant date per share fair value of restricted stock with service conditions granted for the years ended December 31, 2016, 2015 and 2014 was $13.26, $16.75 and $16.22, respectively. The fair value of restricted stock with service conditions that vested during the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $9.8 million and $5.6 million, respectively. At December 31, 2016, the Company had unrecognized stock-based compensation expense for restricted stock with service conditions of $6.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.
In March 2014, the Company granted 280,000 shares of restricted stock to certain executives that vest based on certain stock price performance metrics, beginning on the completion of the Company’s IPO in April 2014 over an estimated weighted-average period of 1.7 years. The grant date fair value per share of the 280,000 shares of restricted stock was $13.15, which was estimated using a Monte-Carlo lattice model. The compensation expense will not be reversed if performance metrics are not obtained. At December 31, 2016, the Company had unrecognized stock-based compensation expense relating to these shares of restricted stock of approximately $0.5 million, which is expected to be recognized over a weighted-average period of 4.4 years.
In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. In February 2016, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $11.07, which was estimated using a Monte-Carlo lattice model. At December 31, 2016, the Company had unrecognized employee stock-based compensation expense relating to these shares of restricted stock with market conditions of approximately $2.8 million, which is expected to be recognized over a weighted-average period of 1.6 years. The compensation expense will not be reversed if the performance metrics are not met.
Restricted Stock Units

A summary of restricted stock unit activity for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2015	2,647	$15.76
Granted	2,306	$12.66
Canceled	(1,105)	$14.73
Vested	(945)	$15.86
Nonvested shares of restricted stock units outstanding at December 31, 2016	2,903	$13.63

The weighted-average grant date fair value per share of restricted stock units granted for the years ended December 31, 2016, 2015 and 2014 was $12.66, $16.45 and $13.22, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $11.5 million, $3.6 million and $0.1 million, respectively. At December 31, 2016, the intrinsic value of nonvested restricted stock units was $21.0 million. At December 31, 2016, the Company had unrecognized stock-based compensation expense relating to restricted stock units of approximately $33.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
As of December 31, 2016, the Company has reserved 985,968 shares of its common stock for issuance under the ESPP. Shares reserved for issuance will increase on January 1st of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31st immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Cost of revenue	$344	$240	$166
Sales and marketing	8,520	7,415	3,217
Technology and development	5,788	4,963	2,228
General and administrative	14,042	17,966	18,235
Total stock-based compensation expense	$28,694	$30,584	$23,846
Note 15—Restructuring And Other Exit Costs
Restructuring and other exit costs were a result of management's decision to streamline operations, prioritize resources for growth initiatives and increase profitability. The following tables summarize restructuring and other exit costs (in thousands):

Accrued restructuring and other exit costs at December 31, 2015	$—
Restructuring and other exit costs	3,316
Cash paid for restructuring and other exit costs	(2,515)
Accrued restructuring and other exit costs at December 31, 2016	$801

Year Ended December 31, 2016

Outstanding at Restructuring and other exit costs:
Employee termination costs	$3,270
Facility closing costs	46
Total restructuring and other exit costs	$3,316
Note 16—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Domestic	$25,704	$15,723	$(19,081)
International	(48,617)	(19,862)	580
Loss before income taxes	$(22,913)	$(4,139)	$(18,501)
The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
Current:
Federal	$441	$196	$—
State	713	90	16
Foreign	613	367	308
Total current provision	1,767	653	324
Deferred:
Federal	—	—	(10)
State	(289)	1	(1)
Foreign	(6,338)	(5,215)	(141)
Total deferred benefit	(6,627)	(5,214)	(152)
Total provision (benefit) for income taxes	$(4,860)	$(4,561)	$172
During the year ended December 31, 2016, the Company early adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments, including the requirement for income tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company recorded $7.5 million of net deferred tax assets related to net operating losses for income tax benefits as of January 1, 2016. The Company has a full valuation allowance, and thus the new standard did not have an impact on the consolidated financial statements. Excess tax benefits should be classified along with other income tax cash flows as an operating activity.
The Company recorded an income tax benefit for the years ended December 31, 2016 and 2015 of $4.9 million and $4.6 million, respectively, and an income tax expense for the year ended December 31, 2014 of $0.2 million. The tax benefit for the year ended December 31, 2016 and 2015 is the result of the net operating losses generated by the Canadian operations.
Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 34.0% for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(2.1)%	(1.4)%	(0.1)%
Foreign income (loss) at other than U.S. rates	(14.4)%	(31.0)%	0.8%
Stock-based compensation expense	2.1%	(31.5)%	(4.4)%
Meals and entertainment	(1.5)%	(14.2)%	(1.7)%
Acquisition and related items	—%	(8.6)%	(0.1)%
Non-deductible gifts	(0.1)%	(0.8)%	(0.1)%
Research and development tax credits	7.2%	42.3%	4.7%
Tax effect of intercompany financing	4.9%	11.2%	—%
Other permanent items	—%	(0.5)%	(1.6)%
Provision (benefit) to return adjustments	0.6%	(9.4)%	(0.2)%
Change in valuation allowance	(9.5)%	120.1%	(32.2)%
Effective income tax rate	21.2%	110.2%	(0.9)%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

	(in thousands)
Deferred Tax Assets:
Accrued liabilities	$1,287	$1,777
Stock-based compensation	7,381	7,737
Net operating loss carryovers	21,375	18,609
Tax credit carryovers	10,915	7,931
Other	2,360	1,926
Total deferred tax assets	43,318	37,980
Less valuation allowance	(39,491)	(29,255)
Deferred tax assets, net of valuation allowance	3,827	8,725
Deferred Tax Liabilities:
Fixed assets	(3,764)	(2,630)
Intangible assets	468	(12,198)
Other	—	—
Total deferred tax liabilities	(3,296)	(14,828)
Net deferred tax assets (liability)	$531	$(6,103)
The change in valuation allowance for the years ended December 31, 2016, 2015 and 2014 was $10.2 million, $3.2 million and $8.5 million, respectively.
At December 31, 2016, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $37.9 million, which will begin to expire in 2027. At December 31, 2016, the Company had state NOLs of approximately $57.2 million, which will begin to expire in 2027. At December 31, 2016, the Company had foreign NOLs of approximately $23.2 million, which will begin to expire in 2026. At December 31, 2016, the Company had federal research and development tax credit carryforwards, or credit carryforwards, of approximately $8.3 million, which will begin to expire in 2027. At December 31, 2016, the Company had state research and development tax credits of approximately $6.8 million, which carry forward indefinitely. At December 31, 2016, the Company had foreign research tax credits of approximately $0.7 million, which carry forward indefinitely.
Utilization of certain NOLs and credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization. A prior ownership change and certain acquisitions resulted in the Company having NOLs subject to insignificant annual limitations. At December 31, 2016, unremitted earnings of the subsidiaries outside of the United States were approximately $2.8 million, on which no U.S. taxes had been paid. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
(in thousands)
Balance at January 1, 2014	$1,454
Increases related to 2014 tax positions	679
Decreases related to prior year tax positions	(2)
Balance as of December 31, 2014	2,131
Increases related to 2015 tax positions	2,194
Decreases related to prior year tax positions	—
Balance as of December 31, 2015	4,325
Increases related to current year tax positions	702
Decreases related to prior year tax positions	—
Balance as of December 31, 2016	$5,027
Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2016, 2015 and 2014 were not material.
Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For Australia, Brazil, Canada, Germany, Italy, Japan, Singapore, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, while for France only 2014 forward are open for examination.
The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.
Note 17—Geographic Information
Revenue by geography are based on the location of the Company's sellers. The Company's revenue by geographical region was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
United States only	$182,777	$172,188	$73,277
United Kingdom	20,778	20,355	16,047
Other international	74,666	55,941	35,971
Total	$278,221	$248,484	$125,295
The Company’s property and equipment, net by geographical region was as follows:

	December 31, 2016	December 31, 2015	December 31, 2014

	(in thousands)
United States	$29,032	$21,782	$12,680
Other international	7,214	3,621	2,516
Total	$36,246	$25,403	$15,196

Note 18—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $17.3 million, $13.3 million and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rental expense for sublease rentals were $3.0 million, $1.7 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, in connection with office leases, the Company entered into a new irrevocable letter of credit in the amount of $0.5 million. As of December 31, 2016, $2.9 million of letters of credit associated with office leases were outstanding, of which none were issued.
The following table summarizes the Company's future minimum lease payments under non-cancelable operating leases and related sublease income at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

	(in thousands)
Operating lease obligations	$8,128	$8,530	$6,373	$3,305	$1,227	$668	$28,231
Operating sublease income	(601)	(382)	(96)	—	—	—	(1,079)
Total	$7,527	$8,148	$6,277	$3,305	$1,227	$668	$27,152
Purchase Obligations
The Company’s purchase obligations were $0.3 million as of December 31, 2016.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2016. However, based on management’s knowledge as of December 31, 2016, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 19—Related Party Transactions

As of December 31, 2016, there were no holders of more than 10% of the Company’s outstanding common stock that were considered to be related parties.
For the years ended December 31, 2015 and 2014, the Company recognized revenue of approximately $3.3 million and $1.9 million, respectively, from entities affiliated with a holder of more than 10% of the Company’s outstanding common stock. At December 31, 2015 accounts payable and accrued expenses included $6.5 million related to these revenue transactions.
For the year ended December 31, 2015 there were $0.5 million accounts payable and accrued expenses related to the sublease for its headquarters in Los Angeles, California with an entity affiliated with a holder of more than 10% of the Company's outstanding common stock.
Note 20—Subsequent Events
On January 18, 2017, the Company announced its plans to cease providing intent marketing services and closed its Toronto, Canada office. The intent marketing solution, which generated approximately $40.9 million in revenue during 2016, was not contributing enough revenue to justify the associated costs. As a result, the Company recorded an impairment of its intangible assets relating to the Company's customer relationships and developed technology totaling $23.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2016. In addition, the Company incurred approximately $0.5 million in one-time employee-termination benefits.
On February 22, 2017, the Company announced the final step in its restructuring to include a management transition plan, whereby seven senior leaders will be leaving the Company following transition of their duties, which is already underway. This management restructuring is intended to focus and streamline operations and enable the Company to reallocate and focus resources to invest in market share growth as well as technology and R&D for growth areas including mobile, video, orders, and the Company’s consumer initiative. The annualized cash compensation expense for the departing executives is approximately $4.1 million.
On March 14, 2017, the Company announced that Michael Barrett will be joining the Company as President and Chief Executive Officer.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, or the 2017 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
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

Date: March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Frank Addante	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2017
Frank Addante
/s/ David Day	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2017
David Day
/s/ Robert J. Frankenberg	Director	March 14, 2017
Robert J. Frankenberg
/s/ Sumant Mandal	Director	March 14, 2017
Sumant Mandal
/s/ Gregory R. Raifman	Director	March 14, 2017
Gregory R. Raifman
/s/ Robert F. Spillane	Director	March 14, 2017
Robert F. Spillane
/s/ Lisa L. Troe	Director	March 14, 2017
Lisa L. Troe
/s/ Lewis W. Coleman	Director	March 14, 2017
Lewis W. Coleman

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger, dated November 13, 2014, by and among the Registrant, Pluto 2014 Acquisition Corp., iSocket, Inc., Shareholder Representative Services LLC, solely in its capacity as the initial Holder Representative thereunder, and certain persons delivering joinder agreements therewith (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 17, 2014).†

2.2
Arrangement Agreement, dated March 31, 2015, by and among the Registrant, Chango Inc., 2459502 Ontario Inc., the Supporting Shareholders, Fortis Advisors LLC, as the Securityholder Representative, and certain persons delivering joinder agreements therewith (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 31, 2015).†

2.3
Amendment Agreement, dated April 20, 2015, by and among the Registrant, Chango Inc., and Fortis Advisors LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2015).

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).
10.1+
The Rubicon Project, Inc. 2007 Stock Incentive Plan and forms of agreements for employees thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.2+
The Rubicon Project, Inc. 2014 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.3+
Form of Stock Option Grant Notice and Award Agreement for Employees under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(B) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.4+
Form of Restricted Stock Unit Grant Notice and Award Agreement for Employees under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(C) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.5+
Form of Stock Option Grant Notice and Award Agreement for Non-Employee Directors under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(D) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.6+
Form of Restricted Stock Unit Grant Notice and Award Agreement for Non-Employee Directors under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(E) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.7+
Form Market Stock Award Notice and Award Agreement under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2016).

10.8+
The Rubicon Project, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 15, 2014).

10.9+
Form of Enrollment Agreement under The Rubicon Project, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3(B) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.10+
The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.11+
Form of Restricted Stock Unit Grant Notice under The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 19, 2014).

10.12+
Form of Stock Option Grant Notice under The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 19, 2014).

10.13+
Form of Restricted Stock Grant Notice under The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 19, 2014).

10.14+
The Rubicon Project, Inc. 2015 Executive Cash Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 2, 2015).

10.15
Amended and Restated Investors' Rights Agreement, dated March 28, 2014, by and among The Rubicon Project, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.16+
Executive Employment Agreement, dated May 4, 2007, between adMonitor, Inc. and the Registrant's Chief Executive Officer, as amended December 14, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.17+
Offer Letter, dated January 17, 2013, between The Rubicon Project, Inc. and the Registrant's President (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.18
Loan and Security Agreement, dated September 27, 2011, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.19
Consent and Amendment to Loan and Security Agreement, dated May 22, 2012, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.20
First Amendment to Loan and Security Agreement, dated July 24, 2012, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.21
Assumption and Second Amendment to Loan and Security Agreement, dated September 14, 2012, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.22
Third Amendment to Loan and Security Agreement, dated September 28, 2012, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.23
Fourth Amendment to Loan and Security Agreement, dated February 8, 2013, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.24
Fifth Amendment to Loan and Security Agreement, dated September 30, 2013, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.25
Sixth Amendment to Loan and Security Agreement, dated December 19, 2013, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.26
Seventh Amendment to Loan and Security Agreement, dated July 29, 2015, by and among Silicon Valley Bank, the Registrant, and the other Borrowers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.27
Stock Pledge Agreement, dated October 3, 2013, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.28
First Amendment to Stock Pledge Agreement, dated July 29, 2015, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.29
Stock Pledge Agreement, dated as of July 29, 2015, by and between Silicon Valley Bank and Rubicon Project Unlatch, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.30
Additional Borrower Joinder Supplement, dated as of July 29, 2015, by and between Silicon Valley Bank, the Registrant, and the Additional Borrowers thereunder (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.31+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.32+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.33+
Form of Amendment No. 1 to Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.34
Sublease, dated January 9, 2013, by and between Fox Interactive Media, Inc. and the Registrant (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

21.1*	List of Subsidiaries of The Rubicon Project, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	XBRL Instance Document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith
+        Indicates a management contract or compensatory plan or arrangement

†
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

(1)
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of The Rubicon Project, Inc. under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.