Form 10-Q
period 2017-03-31
RUBICON PROJECT, INC.
filed 2017-05-05
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2017
Common Stock, $0.00001 par value	49,551,923

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$149,367	$149,423
Marketable securities	38,604	40,550
Accounts receivable, net	133,575	192,064
Prepaid expenses and other current assets	11,516	9,540
TOTAL CURRENT ASSETS	333,062	391,577
Property and equipment, net	33,208	36,246
Internal use software development costs, net	14,929	16,522
Other assets, non-current	2,129	2,921
Intangible assets, net	5,219	6,804
Goodwill	65,705	65,705
TOTAL ASSETS	$454,252	$519,775
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$158,837	$214,903
Other current liabilities	3,156	3,534
TOTAL CURRENT LIABILITIES	161,993	218,437
Deferred tax liability, net	42	42
Other liabilities, non-current	1,678	1,783
TOTAL LIABILITIES	163,713	220,262
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2017 and December 31, 2016; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2017 and December 31, 2016; 49,547 and 49,378 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	405,560	398,787
Accumulated other comprehensive loss	(180)	(273)
Accumulated deficit	(114,841)	(99,001)
TOTAL STOCKHOLDERS' EQUITY	290,539	299,513
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$454,252	$519,775

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$46,015	$69,232
Expenses:
Cost of revenue	14,688	16,783
Sales and marketing	14,628	21,278
Technology and development	12,753	12,443
General and administrative	15,080	20,605
Restructuring and other exit costs	4,338	—
Total expenses	61,487	71,109
Loss from operations	(15,472)	(1,877)
Other (income) expense:
Interest income, net	(167)	(94)
Other income	(212)	—
Foreign exchange loss, net	372	261
Total other (income) expense, net	(7)	167
Loss before income taxes	(15,465)	(2,044)
Provision (benefit) for income taxes	375	(4,328)
Net income (loss)	(15,840)	2,284
Net income (loss) per share:
Basic	$(0.33)	$0.05
Diluted	$(0.33)	$0.05
Weighted-average shares used to compute net income (loss) per share:
Basic	48,332	44,663
Diluted	48,332	48,676

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income (loss)	$(15,840)	$2,284
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0 for the three months ended March 31, 2017 and 2016	(4)	64
Foreign currency translation adjustments	97	27
Other comprehensive income	93	91
Comprehensive income (loss)	$(15,747)	$2,375

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2016	49,378	—	398,787	(273)	(99,001)	299,513
Exercise of common stock options	94	—	368	—	—	368
Shares withheld related to net share settlement	(43)	—	—	—	—	—
Issuance of common stock related to RSU vesting	118	—	—	—	—	—
Stock-based compensation	—	—	6,405	—	—	6,405
Other comprehensive income	—	—	—	93	—	93
Net loss	—	—	—	—	(15,840)	(15,840)
Balance at March 31, 2017	49,547	$—	$405,560	$(180)	$(114,841)	$290,539

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES:
Net income (loss)	$(15,840)	$2,284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,121	8,626
Stock-based compensation	6,239	8,391
Loss on disposal of property and equipment	258	3
Unrealized foreign currency gains, net	119	972
Deferred income taxes	282	(4,351)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	58,501	59,303
Prepaid expenses and other assets	(1,506)	179
Accounts payable and accrued expenses	(54,794)	(64,180)
Other liabilities	(499)	(559)
Net cash provided by operating activities	2,881	10,668
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,084)	(1,443)
Capitalized internal use software development costs	(2,285)	(2,306)
Investments in available-for-sale securities	(14,948)	—
Maturities of available-for-sale securities	16,950	6,400
Net cash provided by (used in) investing activities	(3,367)	2,651
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	368	6,718
Net cash provided by financing activities	368	6,718
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	31
CHANGE IN CASH AND CASH EQUIVALENTS	(56)	20,068
CASH AND CASH EQUIVALENTS — Beginning of period	149,423	116,499
CASH AND CASH EQUIVALENTS — End of period	$149,367	$136,567
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$254	$667
Capitalized stock-based compensation	$166	$206

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
The Company is a technology company with a mission to keep the Internet free and open and to fuel its growth by making it easy and safe to buy and sell advertising. The Company pioneered advertising automation technology and offers a highly scalable platform to enable the world's leading brands, content creators, and application developers to execute billions of digital advertising transactions each month, protect their brands and properties and improve the advertising experience of consumers.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2017, or for any future year.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in its Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in its Annual Report on Form 10-K.
Revenue Recognition
The Company generates revenue from buyers and sellers who use its solution for the purchase and sale of advertising inventory. The Company's solution enables buyers and sellers to purchase and sell advertising inventory by matching buyers and sellers, and by establishing rules and parameters for open and transparent auctions of advertising inventory. Buyers use the Company's solution to reach their intended audiences by buying advertising inventory that the Company makes available from sellers through its solution. Sellers use the Company's solution to monetize their inventory. The Company recognizes revenue upon fulfillment of its contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectability being reasonably assured. The Company generally bills and collects the full purchase price of impressions from buyers, together with other fees, if applicable. The Company reports revenue on a net basis for arrangements in which it has determined that it does not act as the principal in the purchase and sale of advertising inventory because pricing is determined through the Company's auction process or directly between a buyer and a seller and the Company is not the primary obligor. In some cases, the Company generates revenue directly from sellers who maintain the primary relationship with buyers and utilize the Company's solution to transact and increase the monetization of their activities. The Company reports revenue on a net basis for these activities. The Company reports revenue on a gross basis for arrangements in which it has determined that the Company acts as the principal in the purchase and sale of advertising inventory because the Company has direct contractual relationships with and manages advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, the Company exercises discretion in establishing prices, the Company has credit risk, and the Company independently selects and purchases inventory from the seller.
The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances, for the amounts the Company is responsible to collect, and the Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company tests for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For purposes of goodwill impairment testing, the Company operates as a single operating segment and has identified a single reporting unit. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant under performance relative to expected historical or projected future results of operations.
In January 2017, the FASB issued new guidance intended to simplify the test for goodwill impairment, which the Company adopted during the three month period ended March 31, 2017. Testing goodwill for impairment involves a quantitative analysis whereby the estimated fair value of the reporting unit is compared with its respective carrying amount, including goodwill. However, prior to performing this quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative goodwill impairment test. If the Company chooses the qualitative option, the Company is not required to perform the quantitative goodwill impairment test unless it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the quantitative impairment test is required or chosen, the impairment test involves comparing the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary.
The Company recently experienced a drop in the trading price of its common stock. As a result the Company's public market capitalization, calculated by multiplying the share price by outstanding shares, is near or slightly lower than the carrying value of its net assets. The Company considered this an indicator triggering the need to assess the carrying value of goodwill for potential impairment at March 31, 2017. As a result, the Company performed a quantitative goodwill impairment assessment. The Company considered multiple factors including, amongst others, its current business condition, product and business plans, market perceptions, valuation considerations, and the timing of these factors. As a result, the Company determined that no impairment of goodwill was indicated at March 31, 2017.
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
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under the "Revenue from Contracts with Customers" topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. These amendments were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Subsequent to issuing the May 2014 guidance, in August 2015, the FASB issued amendments that deferred the effective date one year. As a result, the guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company has not yet selected a transition method, but is currently evaluating the new principle versus agent guidance with respect to its revenue arrangements and assessing the impact this guidance will have on the Company's condensed consolidated financial statements.
In January 2016, the FASB issued new accounting guidance that changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The new guidance requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The guidance also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The new guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted except for the amended presentation requirements for changes in the fair value of financial liabilities. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.
In February 2016, the FASB issued new accounting guidance that requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures, the Company anticipates the guidance to have an impact on its assets and liabilities, as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.
In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities should recognize the income tax consequences of such transfers when the transfers occur. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.
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

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to common stockholders	$(15,840)	$2,284
Weighted-average common shares outstanding	49,446	47,137
Weighted-average unvested restricted shares	(1,114)	(1,700)
Weighted-average escrow shares	—	(774)
Weighted-average common shares outstanding used to compute net income (loss) per share	48,332	44,663
Basic net income (loss) per share	$(0.33)	$0.05
Diluted EPS:
Net income (loss)	$(15,840)	$2,284
Weighted-average common shares used in basic EPS	48,332	44,663
Dilutive effect of weighted-average common stock options	—	1,722
Dilutive effect of weighted-average restricted stock awards	—	613
Dilutive effect of weighted-average restricted stock units	—	897
Dilutive effect of weighted-average ESPP	—	18
Dilutive effect of weighted-average escrow shares	—	763
Weighted-average shares used to compute diluted net income (loss) per share	48,332	48,676
Diluted net income (loss) per share	$(0.33)	$0.05
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	March 31, 2017	March 31, 2016

	(in thousands)
Options to purchase common stock	186	—
Unvested restricted stock awards	224	—
Unvested restricted stock units	661	—
ESPP	58	—
Total shares excluded from net income (loss) per share	1,129	—

Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2017:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Cash equivalents	$17,807	$10,111	$7,696	$—
Corporate debt securities	$20,354	$—	$20,354	$—
U.S. Treasury, government and agency debt securities	$18,250	$18,250	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2016:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Cash equivalents	$15,776	$7,781	$7,995	$—
Corporate debt securities	$17,314	$—	$17,314	$—
U.S. Treasury, government and agency debt securities	$23,236	$23,236	$—	$—
At March 31, 2017 and December 31, 2016, cash equivalents of $17.8 million and $15.8 million, respectively, consisted of money market funds, commercial paper, treasury and agency debt securities with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, but rather is derived from similar securities. Corporate debt securities included in marketable securities on the balance sheet whose fair values are not based on quoted market prices for identical securities that are traded in an active market, rather derived from similar securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities, are based on quoted market prices and classified as Level 1.

Note 4—Other Balance Sheet Amounts
Investments in marketable securities as of March 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$18,255	$—	$(5)	$18,250
Corporate debt securities	20,354	—	—	20,354
Total	$38,609	$—	$(5)	$38,604
As of March 31, 2017 and December 31, 2016, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.2 years and 0.3 years, respectively. For the three months ended March 31, 2017, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations for the sale of available-for-sale investments.
Investments in marketable securities as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$23,237	$1	$(2)	$23,236
Corporate debt securities	17,314	—	—	17,314
Total	$40,551	$1	$(2)	$40,550
The amortized cost and fair value of the Company's marketable securities at March 31, 2017, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value

	(in thousands)
Due in less than 1 year	$38,609	$38,604
Due within 1-2 years	—	—
Total	$38,609	$38,604
Accounts payable and accrued expenses included the following:

	March 31, 2017	December 31, 2016

	(in thousands)
Accounts payable—seller	$142,822	$197,261
Accounts payable—trade	5,251	7,930
Accrued employee-related payables	10,764	9,712
Total	$158,837	$214,903

Note 5—Intangible Assets

Details of the Company’s intangible assets were as follows:

	March 31, 2017	December 31, 2016

	(in thousands)
Amortizable intangible assets:
Developed technology	$13,418	$13,418
Customer relationships	3,330	3,330
Non-compete agreements	490	4,990
Total identifiable intangible assets, gross	17,238	21,738
Accumulated amortization— intangible assets:
Developed technology	(8,384)	(7,652)
Customer relationships	(3,170)	(2,837)
Non-compete agreements	(465)	(4,445)
Total accumulated amortization—intangible assets	(12,019)	(14,934)
Total identifiable intangible assets, net	$5,219	$6,804
Amortization of intangible assets for the three months ended March 31, 2017 was $1.6 million. In January 2017, the Company announced that it would cease providing intent marketing services. In connection with this decision, the Company assessed the asset group related to the intent marketing services, which consisted of customer relationships and developed technology related to the Chango acquisition, and determined that the asset group was impaired. Accordingly, the Company recorded a charge for the impairment of intangible assets totaling $23.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2016.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2017:

Fiscal Year	Amount
(in thousands)
2017	1,717
2018	1,862
2019	1,640
Total	$5,219
Note 6—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, usually approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined in the governing plan. An aggregate of 4,645,881 shares remained available for issuance at March 31, 2017 under the plans.

Stock Options
A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2016	3,861	$11.16
Granted	902	$5.86
Exercised	(94)	$3.90
Canceled	(195)	$12.50
Outstanding at March 31, 2017	4,474	$10.19	6.84 years	$704
Exercisable at March 31, 2017	2,717	$10.38	5.64 years	$642
The total intrinsic value of options exercised for the three months ended March 31, 2017 was $0.4 million. At March 31, 2017, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $6.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant date per share fair value of stock options granted for the three months ended March 31, 2017 was $3.11.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term (in years)	6.1	6.0
Risk-free interest rate	2.17%	1.45%
Expected volatility	55%	45%
Dividend yield	—%	—%
Restricted Stock
A summary of restricted stock activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2016	1,113	$14.07
Granted	—	$—
Canceled	—	$—
Vested	(2)	$16.22
Nonvested shares of restricted stock outstanding at March 31, 2017	1,111	$14.07
The fair value of restricted stock with service conditions that vested during the three months ended March 31, 2017 was $0.01 million. At March 31, 2017, the Company had unrecognized stock-based compensation expense for restricted stock with service conditions of $4.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2016	2,903	$13.63
Granted	2,415	$6.01
Canceled	(301)	$12.95
Vested	(118)	$14.85
Nonvested restricted stock units outstanding at March 31, 2017	4,899	$9.89
The weighted-average grant date fair value per share of restricted stock units granted for three months ended March 31, 2017 was $6.01. The fair value of restricted stock units that vested during three months ended March 31, 2017 was $0.7 million. At March 31, 2017, the intrinsic value of nonvested restricted stock units was $28.9 million. At March 31, 2017, the Company had unrecognized stock-based compensation expense relating to restricted stock units of approximately $35.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.
Employee Stock Purchase Plan
In November 2013, the Company adopted the Company's 2014 Employee Stock Purchase Plan, or ESPP. The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six-month offering period, employees are able to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last trading day of the offering period. Offering periods generally commence and end in May and November of each year.
As of March 31, 2017, the Company has reserved 1,479,751 shares of its common stock for issuance under the ESPP. Shares reserved for issuance increase on January 1st of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31st immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Cost of revenue	$84	$62
Sales and marketing	1,435	2,114
Technology and development	1,075	1,374
General and administrative	2,709	4,841
Restructuring and other exit costs	936	—
Total stock-based compensation expense	$6,239	$8,391

Note 7—Restructuring And Other Exit Costs
As part of management's plan to streamline operations and prioritize resources for growth initiatives, the Company announced restructuring efforts that included a plan by which seven senior leaders would leave the Company and included the shut-down of the Company's intent marketing services. In connection with these activities, the Company recorded restructuring and other exit costs totaling $4.3 million for one-time employee termination benefits, operational costs related to the shut-down of the Company's intent marketing services, and other related costs.
The following table summarizes restructuring and other exit costs recorded (in thousands):

Accrued restructuring and other exit costs at December 31, 2016	$801
Restructuring and other exit costs (1)	4,338
Cash paid for restructuring and other exit costs	(1,983)
Non-cash stock based compensation for restructuring and other exit costs	(936)
Accrued restructuring and other exit costs at March 31, 2017	$2,220

(1) Restructuring and other exit costs for the three months ended March 31, 2017 consisted of $3.6 million in employee termination costs and $0.7 million in facility closing costs.
Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax expense of $0.4 million and an income tax benefit of $4.3 million for the three months ended March 31, 2017 and 2016, respectively. The tax provision is primarily the result of the domestic and certain international valuation allowances and the geographical mix of income and losses.
Due to uncertainty as to the realization of benefits from the Company's domestic and certain international deferred tax assets, including net operating loss carryforwards and research and development tax credits, the Company has a full valuation allowance reserved against such assets. The Company intends to continue to maintain a full valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit. During the quarter, the Internal Revenue Service commenced an examination of the 2015 tax year.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $4.9 million and $4.0 million for the three months ended March 31, 2017 and 2016. Rental expense for sublease rentals were $1.0 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, $2.9 million of letters of credit associated with office leases were outstanding, none of which have been drawn down.
The following table summarizes the Company's future minimum lease payments under non-cancelable operating leases and related sublease income at March 31, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total

		(in thousands)
Operating lease obligations	$5,738	$8,061	$5,933	$3,325	$1,235	$685	$24,977
Operating sublease income	(389)	(382)	(96)	—	—	—	(867)
Total	$5,349	$7,679	$5,837	$3,325	$1,235	$685	$24,110
Purchase Obligations
The Company’s purchase obligations were $1.0 million as of March 31, 2017.

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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2017. However, based on management’s knowledge as of March 31, 2017, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited (Guardian) issued proceedings (the Complaint) against the Company in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that the Company underpaid Guardian for inventory sold by Guardian through the Company's platform as a result of the fact that the Company charged fees to buyers of that inventory. Guardian claims the Company was precluded from charging buyer fees as a result of the contractual arrangements with Guardian and English agency law principles, as well as representations the Company allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs, without specifying the amount of damages sought. The Company disputes Guardian’s claims and is defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, the Company does not believe payment of the damages that may be recoverable by Guardian would have a material adverse effect upon the Company's condensed consolidated financial position, results of operations, or cash flows.
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

•
uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, video, Orders, automated guaranteed and guaranteed audience solutions;

•	declining fees and take rate, including as a result of implementation of alternative pricing models, and the need to grow through advertising spend increases rather than fee increases;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels and formats;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google);

•	the effects of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards; and
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, we are currently not providing guidance, and any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Overview
We are a technology company with a mission to keep the Internet free and open and to fuel its growth by making it easy and safe to buy and sell advertising. We pioneered advertising automation technology and offer a highly scalable platform to enable the world's leading brands, content creators, and application developers to execute billions of digital advertising transactions each month, protect their brands and properties and improve the advertising experience of consumers.
We deliver value to buyers and sellers of digital advertising through our proprietary advertising automation solution, which provides critical functionality to both buyers and sellers. The advertising automation solution consists of applications for sellers, including providers of websites, mobile applications and other digital media properties, and their representatives, to sell their advertising inventory; applications for buyers, including advertisers, agencies, agency trading desks, demand side platforms, and ad networks, to buy advertising inventory; and a marketplace over which such transactions are executed. This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for our automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on our platform.
One way that we measure buyer and seller activity on our platform is advertising spend, which we define as the buyer spending on advertising transacted on our platform. From advertising spend we retain fees associated with the services that we provide, and those fees make up the revenue we record. Take rate is a measurement we use to track the level of our fees as a percentage of the advertising spend for a given period. We discuss advertising spend and take rate more fully under the “Non-GAAP Financial Measures and Operational Performance Measures” section below.
Industry Trends and Trends in Our Business
Our solutions include real-time bidding and Orders. Real-time bidding, or RTB, allows sellers’ inventory to be sold in an auction to buyers that compete in a real-time auction to purchase sellers’ advertising inventory. Our Orders solution allows sellers to connect directly with buyers to execute direct sales of advertising inventory. The digital advertising market generally, and RTB specifically, continue to experience growth. In December 2016, International Data Corporation, or IDC, estimated RTB was a $10.7 billion global market in 2016 that will increase to $20.9 billion by 2020, and Orders was a $6.7 billion global market in 2016 that will grow to $51.8 billion by 2020. The compound annual growth rate for these market opportunities is 43% on a combined basis. Another important trend in the digital advertising industry is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to IDC estimates, mobile advertising (excluding search advertising) was a $30.7 billion global market in 2016 that is expected to increase to $100.5 billion by 2020, a compound annual growth rate of 35%.
The growth of automated buying and selling of advertising is also expanding into new geographic markets, and in some markets the rate of adoption of automated digital advertising is greater than in the United States. Our advertising spend in international markets, based upon seller location, represented approximately 37% and 39% of total advertising spend during the three months ended March 31, 2017 and 2016, respectively. We will continue our efforts to expand our international business.
These macro trends present long-term growth opportunity; however, in the near term the industry-wide shift from desktop to mobile advertising is having an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to IDC, desktop advertising (excluding search advertising) is expected to grow at a 1% compound annual growth rate over the 2016-2020 period. These trends are having a significant effect on our overall growth rate, because desktop advertising has historically been our core business and continues to represent a significant majority of our revenue. Our advertising spend for desktop decreased 29% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. In addition to this overall shift toward mobile, the impact of the slowdown in the growth rate for traditional desktop advertising was compounded for our business beginning in 2016 by the faster-than-expected industry migration to header bidding in North America. Header bidding increased competition for some inventory, and our decision to focus on other growth priorities and consequently not to invest earlier in our own header bidding solution, called FastLane, resulted in adverse revenue effects for us due to loss to competitors of some inventory that we would otherwise have been able to sell through our platform. However, header bidding makes available to us premium inventory that previously we were unable to access and FastLane (which we launched in early 2016) began producing positive results for us in the second half of 2016, which have continued through the first quarter of 2017. As a result, we believe that FastLane has the potential to improve our competitiveness in the traditional desktop market in 2017 and beyond. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, in order to realize FastLane's full potential.
In anticipation of the continued industry shift toward mobile advertising, we have significantly advanced our mobile capabilities through a combination of internal product development, strategic customer wins, increased mobile activity driven from existing buyer and seller customers, and international expansion, resulting in strong growth in our mobile advertising spend over the two-year period ended December 31, 2016. However, our mobile advertising spend declined $5.9 million, or 8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Our mobile business is composed of mobile web, which is impacted by many of the same factors impacting our desktop business, and mobile app, which is where we see the greatest potential for growth.
Because of these rapid developments in the industry, advertising spend from our traditional desktop business has declined and no longer can be relied upon to drive the growth of our business. Our strategic focus is on growth areas—mobile, video, and Orders—that are expected to represent a majority of our advertising spend in 2017. However, despite our solid progress in mobile, our traditional desktop business accounted for approximately 65% and 70% of our advertising spend during the three months ended March 31, 2017 and 2016, respectively, and is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop business and its decreasing advertising spend trend will continue to have a significant effect on our growth until our advertising spend mix has shifted more fully to growth areas. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, and greater levels of pricing transparency and specificity. Buyers on our platform have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, sellers are also under revenue pressure, and these pressures may increasingly impact us. In light of increasing market trends toward transparency, commoditization of intermediary services, and disintermediation, we may reduce our fees in an effort to be more competitive in attracting demand and capturing supply. While fee reductions could make us more competitive, it is not clear whether they would result in increases in spending on our platform or whether any spending increases will compensate fully for the reduction in fees. Another factor that we expect to contribute to a declining take rate is a continued shift in the mix of our advertising spend from RTB to Orders, which carry lower fees than RTB. An increase in Orders as a percentage of our advertising spend could yield higher revenue despite lower fees due to the higher CPMs typically associated with Orders transactions, but it is not certain that our Orders business will increase or that this effect will be realized. Although our advertising spend and revenue have increased in prior years as a result of an increase in overall advertising spending in the market, increased use of our solution by buyers and sellers, and increases in take rate and average CPM, our growth slowed significantly in 2016 due to market and competitive pressures, deceleration in traditional desktop display spending, header bidding dynamics as described above and decreases in our fees. This deceleration continued into the first quarter of 2017, with our revenue and advertising spend decreasing 34% and 23%, respectively, compared to the first quarter of 2016, due primarily to the factors noted above and to a lesser extent from the impact of our cessation of our intent marketing solution. We expect these challenging business dynamics to continue to affect us in 2017. Consequently, we have taken additional steps to reduce costs and reallocate resources to growth areas. In the third quarter of 2016, we terminated our Static bidding offering, which accounted for approximately 3% of total advertising spend in 2016 and was continuing to contract due to shifts in market spending from Static bidding to RTB. In the fourth quarter of 2016, we restructured our workforce, reducing our headcount by approximately 125 persons. In the first quarter of 2017, we ceased offering our intent marketing solution, closed our Toronto office, and implemented a management restructuring involving the departure of seven senior leaders. These measures are intended to facilitate investment in market share growth, technology and R&D for growth areas including mobile, video, Orders, and header bidding.
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
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Our solution enables buyers and sellers to purchase and sell advertising inventory by matching buyers and sellers and establishing rules and parameters for open and transparent auctions of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our platform. Sellers use our solution to monetize their inventory. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria.
Our revenue recognition policies are discussed in more detail below and in the notes to our condensed consolidated financial statements presented in "Item 1. Notes to Condensed Consolidated Financial Statements."
Expenses
We classify our expenses into the following five categories:
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
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and the sales bonuses paid to our sales organization, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with customer relationships and backlog from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales organization focuses on increasing the adoption of our solution by existing and new buyers and sellers. We amortize acquired intangibles associated with customer relationships and backlog from our business acquisitions over their estimated useful lives.
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation and bonuses, as well as professional services associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from our business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our condensed consolidated balance sheet. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.

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
Restructuring and other exit costs. Our restructuring and other exit costs are cash and non-cash charges consisting primarily of employee termination costs and facility closure costs.
Other (Income), Expense
Interest (Income) Expense. Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities and was insignificant for the three months ended March 31, 2017 and 2016.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands, except per share data)
Revenue	$46,015	$69,232
Expenses (1)(2):
Cost of revenue	14,688	16,783
Sales and marketing	14,628	21,278
Technology and development	12,753	12,443
General and administrative	15,080	20,605
Restructuring and other exit costs	4,338	—
Total expenses	61,487	71,109
Loss from operations	(15,472)	(1,877)
Other (income) expense	(7)	167
Loss before income taxes	(15,465)	(2,044)
Provision (benefit) for income taxes	375	(4,328)
Net income (loss)	$(15,840)	$2,284

(1)	Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Cost of revenue	$84	$62
Sales and marketing	1,435	2,114
Technology and development	1,075	1,374
General and administrative	2,709	4,841
Restructuring and other exit costs	936	—
Total stock-based compensation expense	$6,239	$8,391

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Cost of revenue	$8,379	$5,948
Sales and marketing	467	1,592
Technology and development	666	598
General and administrative	609	488
Total depreciation and amortization expense	$10,121	$8,626

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended *
	March 31, 2017	March 31, 2016
Revenue	100%	100%
Cost of revenue	32	24
Sales and marketing	32	31
Technology and development	28	18
General and administrative	33	30
Restructuring and other exit costs	9	—
Total expenses	134	103
Loss from operations	(34)	(3)
Other (income) expense	—	—
Loss before income taxes	(34)	(3)
Provision (benefit) for income taxes	1	(6)
Net income (loss)	(34)%	3%
* Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Revenue	$46,015	$69,232
Revenue decreased $23.2 million, or 34%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease is primarily due to a decrease in advertising spend on our platform due to market and competitive pressures, deceleration in traditional desktop display spending and header bidding dynamics as described above. Additionally, the decline of our intent marketing solution and the ultimate decision to cease offering that service contributed to the total revenue decrease when compared to prior year. Also contributing to the decline in revenue was a reduction in some of our fees, driven in part by shifts in our business mix in favor of buyers and sellers and inventory types with lower fee rates, and in part by certain strategic fee reductions we implemented.
Revenue may be impacted by seasonality, shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services (which drive take rate), and other factors such as changes in the market, our execution of the business, and competition.
Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. Consequently, while we anticipate long-term benefits from these initiatives, in 2017 we expect a decrease in revenue compared to 2016 resulting from the cessation of our intent marketing solution, a decreasing take rate, increased competition for inventory partially due to continued industry-wide growth in header bidding, and increased competition for demand, including from large providers of owned and operated inventory. We expect our take rate to decline as a result of fee reductions or lower-fee alternative pricing structures, which we have implemented or plan to implement in response to market pressures and in an effort to be more competitive in attracting demand and capturing inventory. Lower fees may result in higher advertising spend growth, but it is not clear that resulting advertising spend increases would offset the revenue decreases resulting from fee reductions. We also expect an increase in Orders as a percentage of the transactions on our platform to contribute to lower take rates because Orders carry lower fees than RTB transactions.

Cost of Revenue

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands, except percentages)
Cost of revenue	$14,688	$16,783
Percent of revenue	32%	24%
Cost of revenue decreased by $2.1 million, or 12%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to a decrease of $5.0 million in the amounts we paid sellers, reflecting the impact of the decline of our intent marketing solution over the last year and our decision to cease providing intent marketing services during the quarter ended March 31, 2017. This decrease was offset by increases of $2.4 million in depreciation and amortization expense and $0.1 million related to data center, hosting, and bandwidth costs. The increase in depreciation and amortization was primarily attributable to an increase in amortization of developed technology acquired in our business combinations, depreciation of computer equipment and network hardware, and amortization of capitalized internal use software, as we continued to enhance the functionality of our existing products and build new solutions to expand our offerings. The amortization of developed technology acquired in our business combinations reflected in cost of revenue was $0.7 million and $2.0 million for the years ended March 31, 2017 and 2016, respectively. The amortization of capitalized internal use software reflected in cost of revenue was $3.8 million and $1.6 million for the years ended March 31, 2017 and 2016, respectively. The increases in data center, hosting, and bandwidth costs were primarily to support the increase in the use of our platform and international expansion efforts requiring additional data centers, hardware, software, and maintenance expenses.
We expect quarterly cost of revenue to be flat or slightly lower in absolute dollars over the balance of 2017 driven by the elimination of amounts paid to sellers due to the cessation of our intent marketing services in the first quarter of 2017, which has been reported on a gross basis. We expect to have increased spending in 2017 on data centers, personnel to build and maintain our technology and systems, as well as investments in developed technology to support our strategic growth initiatives, which will eventually outweigh the elimination of amounts paid to sellers. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, the timing and amounts of investments, and the amounts we pay sellers related to transactions we may report on a gross basis.
Sales and Marketing

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands, except percentages)
Sales and marketing	$14,628	$21,278
Percent of revenue	32%	31%
Sales and marketing expense decreased by $6.7 million, or 31%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Sales and marketing personnel costs decreased by $4.1 million primarily due to a decrease in sales and marketing headcount resulting from our operating cost control initiatives. Sales and marketing depreciation and amortization costs decreased by $1.1 million primarily due to lower amortization of acquired customer relationships.
We expect quarterly sales and marketing expenses to be flat or slightly lower in absolute dollars over the balance of 2017. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.

Technology and Development

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands, except percentages)
Technology and development	$12,753	$12,443
Percent of revenue	28%	18%
Technology and development expense increased by $0.3 million, or 2%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in software license costs of $0.6 million and an increase in professional services of $0.3 million, partially offset by a decrease in personnel costs of $0.6 million. The increase in software licenses was due to annual increases in our existing licenses to maintain and support our technology and development efforts. The decrease in personnel costs was due to our cost control initiatives.
We expect technology and development expense to be higher in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our technology and development efforts. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
    General and Administrative

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands, except percentages)
General and administrative	$15,080	$20,605
Percent of revenue	33%	30%
General and administrative expense decreased by $5.5 million, or 27%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease in personnel costs of $4.3 million and a decrease in professional services costs of $0.4 million. The decrease in personnel costs was primarily due to decreased headcount. The decrease in professional services was primarily due to decreased legal and consulting costs. The remaining drivers were individually insignificant. As a percentage of revenue, general and administrative expenses increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of revenue decreasing proportionally more than general and administrative expenses.
We expect quarterly general and administrative expense to be relatively flat over the balance of 2017 in future periods in absolute dollars. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and other exit costs

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands, except percentages)
Restructuring and other exit costs	$4,338	$—
Percent of revenue	9%	—%
During the first quarter of 2017 we announced our plans to cease providing intent marketing services and close our Toronto office, and we announced a management restructuring in which seven senior leaders would leave the Company. In connection with these activities, we recorded restructuring and other exit costs totaling $4.3 million for one-time employee-termination benefits, operational costs related to the shut-down of our intent marketing services, and other related costs. The annualized cash basis employee-related costs for the departed intent marketing, senior leadership and related employees is approximately $9.0 million, and additional savings from non-headcount and non-media intent marketing costs are estimated at an annualized $4.0 million.

Other (Income) Expense, Net

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Interest income, net	$(167)	$(94)
Other income	(212)	—
Foreign exchange loss, net	372	261
Total other income, net	$(7)	$167
Other income primarily consists of revenue generated by our sub-leasing activity.
Foreign exchange loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gains, net during the three months ended March 31, 2017 and 2016, respectively, were primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions.
Provision (Benefit) for Income Taxes
We recorded an income tax expense of $0.4 million for the three months ended March 31, 2017 and an income tax benefit of $4.3 million for the three months ended March 31, 2016. The tax expense for the three months ended March 31, 2017 is the result of domestic and certain international valuation allowances and the geographical mix of income and losses.
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

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue (in thousands)	$46,015	$69,232
Advertising spend (in thousands)	$191,540	$248,497
Non-GAAP net revenue (in thousands)	$45,382	$63,560
Net income (loss) (in thousands)	$(15,840)	$2,284
Adjusted EBITDA (in thousands)	$1,100	$15,458
Operational Measure:
Take Rate	23.7%	25.6%
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
Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, the nature and amount of fees we charge, and other factors such as changes in the market, our execution of the business, and competition.
Advertising spend may fluctuate due to seasonality and increases or decreases in average CPM and paid impressions. In addition, we generally experience higher advertising spend during the fourth quarter of a given year resulting from higher advertiser budgets by advertisers and more bidding activity on our platform, which may drive higher volumes of paid impressions or average CPM. Growth in our advertising spend slowed significantly in 2016 for various reasons, including shift of spending on digital advertising from desktop, which represents the majority of our business, to mobile; our delay in embracing header bidding; and absorption by competitors, principally Google and Facebook, or an increasing share of growth in spending on digital advertising.
The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Revenue	$46,015	$69,232
Plus amounts paid to sellers(1)	145,525	179,265
Advertising spend	$191,540	$248,497

(1)	Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following table presents revenue and advertising spend by channel in dollar terms and as a percentage of total revenue or advertising spend for the three months ended March 31, 2017 and 2016.

	Revenue				Advertising Spend
	Three Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016

	(in thousands, except percentages)
Channel:
Desktop	$28,329	62%	$46,881	68%	$123,639	65%	$174,666	70%
Mobile	17,686	38	22,351	32	67,901	35	73,831	30
Total	$46,015	100%	$69,232	100%	$191,540	100%	$248,497	100%
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
Non-GAAP net revenue is influenced by demand for our services, the volume and characteristics of advertising spend, and our take rate. The revenue we have reported on a gross basis was associated with our intent marketing solution. Because we ceased providing that service in the first quarter of 2017, we do not expect to report any revenue on a gross basis after the first quarter of 2017 unless and until we change our business practices, develop new products, or make an acquisition, in each case with characteristics that require gross reporting.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Revenue	$46,015	$69,232
Less amounts paid to sellers	633	5,672
Non-GAAP net revenue	$45,382	$63,560

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•
Stock-based compensation is a non-cash charge and will remain an element of our long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period.

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

Adjusted EBITDA should not be considered as an alternative to net income (loss), operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Net income (loss)	$(15,840)	$2,284
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	8,536	4,569
Amortization of acquired intangibles	1,585	4,057
Stock-based compensation expense	6,239	8,391
Acquisition and related items	—	318
Interest income, net	(167)	(94)
Foreign currency loss, net	372	261
Provision (benefit) for income taxes	375	(4,328)
Adjusted EBITDA	$1,100	$15,458
Operational Performance Measures
Take Rate
Take rate is an operational performance measure calculated as (i) revenue (or for periods in which we have revenue reported on a gross basis, non-GAAP net revenue) divided by (ii) advertising spend. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers.
Our take rate (and our fees, which drive take rate) can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period; the scale of a buyer’s or seller’s activity on our platform; mix of inventory or transaction types; the implementation of new products, platforms and solution features; auction dynamics; negotiations with clients; header bidding; competitive factors and our strategic pricing decisions, including fee reductions we expect to implement; and the overall development of the digital advertising ecosystem.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, the cash flow that we generate from our operations, and our credit facility with Silicon Valley Bank, or SVB. At March 31, 2017, we had cash and cash equivalents of $149.4 million, of which $22.6 million was held in foreign currency cash accounts, and we had additional marketable securities of $38.6 million. At March 31, 2017, we had no amounts outstanding under our credit facility with SVB, and $40.0 million was available for borrowing. An additional $30.0 million may be available for borrowing in SVB’s discretion at our request.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At March 31, 2017, our fixed charge coverage ratio was 332.5 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at March 31, 2017.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Cash flows provided by operating activities	$2,881	$10,668
Cash flows provided (used) in investing activities	(3,367)	2,651
Cash flows provided by financing activities	368	6,718
Effects of exchange rate changes on cash and cash equivalents	62	31
Change in cash and cash equivalents	$(56)	$20,068
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
For the three months ended March 31, 2017, cash provided by operating activities of $2.9 million resulted from our net loss of $15.8 million adjusted for non-cash expenses of $17.0 million, offset by net changes in our working capital of $1.7 million. The net change in operating working capital was primarily related to a decrease in accounts payable and accrued expenses of $54.8 million and an increase in prepaid expenses and other assets of $1.5 million, offset by a decrease in accounts receivable of $58.5 million. The changes in accounts payable, accrued expenses and accounts receivable were primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality. The change in prepaid expenses and other assets was primarily due to increases in insurance rates and other receivables.
For the three months ended March 31, 2016, cash provided by operating activities of $10.7 million resulted from our net income of $2.3 million, and non-cash expenses of $13.6 million, offset by net changes in our working capital of $5.3 million. The net change in operating working capital was primarily related to a decrease in accounts payable and accrued expenses of approximately $64.2 million and a decrease in other liabilities of $0.6 million, offset by a decrease in accounts receivable of approximately $59.3 million. The changes in accounts payable, accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality. The decrease in other liabilities was primarily due to a decrease in deferred revenue and deferred rent.

As a result of reduced revenue and continued investment in our business in 2017, we expect that our cash balance will decline over the remainder of the year.
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
During the three months ended March 31, 2017, we used $3.4 million of cash for investing activities, consisting primarily of $14.9 million of investments in available-for-sale securities, $3.1 million in purchases of property and equipment, net of amounts reflected in accounts payable and accrued expenses at March 31, 2017, and $2.3 million of investments in our internal use software. These cash outflows were partially offset by inflows of $17.0 million due to maturities of available-for-sale securities.
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
For the three months ended March 31, 2017, cash provided by financing activities of $0.4 million was primarily due to proceeds of $0.4 million from stock option exercises.
For the three months ended March 31, 2016, cash provided by financing activities of $6.7 million was primarily due to proceeds of $6.7 million from stock option exercises.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2017 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. At March 31, 2017, future non-cancelable minimum commitments relating to operating leases were $25.0 million. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.2 million as of March 31, 2017.
There were no significant changes to our unrecognized tax benefits in the three months ended March 31, 2017 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2017.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2017.

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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal-use software development costs, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K.
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
As a result of the acquisition of Chango (which comprised our intent marketing solution) in April 2015, we began entering into arrangements for which we managed advertising campaigns on behalf of buyers. We were the principal in these arrangements as we: (i) were the primary obligor in the advertising inventory purchase transaction; (ii) established the purchase prices paid by the buyer; (iii) performed all billing and collection activities including the retention of credit risk; (iv) had latitude in selecting suppliers; (v) negotiated the price we pay to suppliers of inventory; and (vi) made all inventory purchasing decisions. Accordingly, for these arrangements we reported revenue on a gross basis. Because we ceased offering the intent marketing solution in the first quarter of 2017, we do not expect to report revenue on a gross basis after the first quarter of 2017 unless and until we change our business practices, develop new products, or make a business acquisition, in each case with characteristics requiring gross reporting.
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
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company tests for impairment of goodwill annually during the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For purposes of goodwill impairment testing, the Company operates as a single operating segment and has identified a single reporting unit. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant under performance relative to expected historical or projected future results of operations.
Testing goodwill for impairment involves a quantitative analysis whereby the estimated fair value of the reporting unit is compared with its respective carrying amount, including goodwill. However, prior to performing this quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative goodwill impairment test. If the Company chooses the qualitative option, the Company is not required to perform the quantitative goodwill impairment test unless it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the quantitative impairment test is required or chosen, the impairment test involves comparing the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary.
We recently experienced a drop in the trading price of our common stock. As a result, our public market capitalization, calculated by multiplying the share price by outstanding shares, is near or slightly lower than the carrying value of our net assets. We considered this an indicator triggering the need to assess the carrying value of goodwill for potential impairment at March 31, 2017. As a result, we performed a quantitative goodwill impairment assessment. We considered multiple factors including, amongst others, our current business condition, product and business plans, market perceptions, valuation considerations, and the timing of these factors. As a result, we determined that no impairment of goodwill was indicated at March 31, 2017.
Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 of "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, and inflation risks.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at March 31, 2017. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2017, including intercompany balances, would result in a foreign currency loss of approximately $1.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2017. However, based on our knowledge as of March 31, 2017, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited (Guardian) issued proceedings (the Complaint) against us in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that we underpaid Guardian for inventory sold by Guardian through our platform as a result of the fact that we charged fees to buyers of that inventory. Guardian claims we were precluded from charging buyer fees as a result of our contractual arrangements with Guardian and English agency law principles, as well as representations we allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs, without specifying the amount of damages sought. We dispute Guardian’s claims and are defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, we do not believe our payment of the damages we think could be recoverable by Guardian would have a material adverse effect upon our condensed consolidated financial position, results of operations, or cash flows. However, pending or in response to the outcome of this action, if we face similar claims from other customers or as a preventative measure, we might decide to implement fee reductions or make other changes to our business practices that could have such material adverse effects.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. There are no material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
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
Upon vesting of most restricted stock units or stock awards, we are required to deposit statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock.
Common stock repurchases during the three months ended March 31, 2017 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program

January 1 – January 31, 2017	—	$—	—	$—
February 1 – February 28, 2017			—	$—
March 1 – March 31, 2017	43	$5.58	—	$—
Item 6. Exhibits
See the Exhibit index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 4, 2017

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
10.1+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.2+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Michael Barrett, dated March 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

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