Form 10-Q
period 2017-06-30
RUBICON PROJECT, INC.
filed 2017-08-02
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2017
Common Stock, $0.00001 par value	49,821,932

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$165,241	$149,423
Marketable securities	27,365	40,550
Accounts receivable, net	138,963	192,064
Prepaid expenses and other current assets	10,757	9,540
TOTAL CURRENT ASSETS	342,326	391,577
Property and equipment, net	34,107	36,246
Internal use software development costs, net	13,493	16,522
Other assets, non-current	1,892	2,921
Intangible assets, net	4,440	6,804
Goodwill	65,705	65,705
TOTAL ASSETS	$461,963	$519,775
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$174,031	$214,903
Other current liabilities	3,193	3,534
TOTAL CURRENT LIABILITIES	177,224	218,437
Deferred tax liability, net	42	42
Other liabilities, non-current	1,736	1,783
TOTAL LIABILITIES	179,002	220,262
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2017 and December 31, 2016; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2017 and December 31, 2016; 49,744 and 49,378 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	409,360	398,787
Accumulated other comprehensive loss	(3)	(273)
Accumulated deficit	(126,396)	(99,001)
TOTAL STOCKHOLDERS' EQUITY	282,961	299,513
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$461,963	$519,775

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$42,922	$70,511	$88,937	$139,743
Expenses:
Cost of revenue	13,698	17,540	28,386	34,323
Sales and marketing	12,529	21,966	27,157	43,244
Technology and development	12,044	13,294	24,797	25,737
General and administrative	14,355	16,390	29,435	36,995
Restructuring and other exit costs	1,621	—	5,959	—
Total expenses	54,247	69,190	115,734	140,299
Income (loss) from operations	(11,325)	1,321	(26,797)	(556)
Other (income) expense:
Interest income, net	(228)	(131)	(395)	(225)
Other income	(167)	(197)	(379)	(197)
Foreign exchange (gain) loss, net	479	(578)	851	(317)
Total other (income) expense, net	84	(906)	77	(739)
Income (loss) before income taxes	(11,409)	2,227	(26,874)	183
Provision for income taxes	146	4,904	521	576
Net loss	(11,555)	(2,677)	(27,395)	(393)
Net loss per share:
Basic and Diluted	$(0.24)	$(0.06)	$(0.56)	$(0.01)
Weighted-average shares used to compute net loss per share:
Basic and Diluted	48,783	46,341	48,559	45,502

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(11,555)	$(2,677)	$(27,395)	$(393)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0 for the six months ended June 30, 2017 and 2016	4	20	—	84
Foreign currency translation adjustments	173	(138)	270	(111)
Other comprehensive income (loss)	177	(118)	270	(27)
Comprehensive loss	$(11,378)	$(2,795)	$(27,125)	$(420)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2016	49,378	—	398,787	(273)	(99,001)	299,513
Exercise of common stock options	99	—	384	—	—	384
Restricted stock awards, net	(166)	—	—	—	—	—
Shares withheld related to net share settlement	(361)	—	(2,048)	—	—	(2,048)
Issuance of common stock related to RSU vesting	705	—	—	—	—	—
Issuance of common stock related to Employee Stock Purchase Plan	89	—	444	—	—	444
Stock-based compensation	—	—	11,793	—	—	11,793
Other comprehensive income	—	—	—	270	—	270
Net loss	—	—	—	—	(27,395)	(27,395)
Balance at June 30, 2017	49,744	$—	$409,360	$(3)	$(126,396)	$282,961

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES:
Net loss	$(27,395)	$(393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,976	18,408
Stock-based compensation	11,542	15,517
Loss on disposal of property and equipment	271	5
Provision for doubtful accounts	566	594
Unrealized foreign currency gains, net	1,130	(1,179)
Deferred income taxes	274	557
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	52,917	59,044
Prepaid expenses and other assets	(469)	(113)
Accounts payable and accrued expenses	(44,561)	(59,252)
Other liabilities	(446)	62
Net cash provided by operating activities	12,805	33,250
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,839)	(3,933)
Capitalized internal use software development costs	(4,327)	(5,029)
Investments in available-for-sale securities	(31,789)	(15,687)
Maturities of available-for-sale securities	45,050	12,800
Net cash provided by (used in) investing activities	4,095	(11,849)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	384	12,859
Proceeds from issuance of common stock under employee stock purchase plan	444	1,137
Taxes paid related to net share settlement	(2,048)	(4,886)
Net cash provided by (used in) financing activities	(1,220)	9,110
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	140	(78)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,820	30,433
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	149,498	116,832
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$165,318	$147,265
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$3,944	$1,698
Capitalized stock-based compensation	$251	$537

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
The Company pioneered advertising automation technology and is one of the world’s largest advertising exchanges. The Company helps websites and applications thrive by giving them tools and expertise to sell ads easily and safely. In addition, the world’s leading agencies and brands rely on the Company's technology to execute billions of advertising transactions each month.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2017, or for any future year.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in its 2016 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in its Annual Report on Form 10-K.
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, this includes amounts reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows.
Revenue Recognition
The Company generates revenue from buyers and sellers who use its solution for the purchase and sale of advertising inventory. The Company's solution enables buyers and sellers to purchase and sell advertising inventory by matching buyers and sellers, and by establishing rules and parameters for auctions of advertising inventory. Buyers use the Company's solution to reach their intended audiences by buying advertising inventory that the Company makes available from sellers through its solution. Sellers use the Company's solution to monetize their inventory. The Company recognizes revenue upon fulfillment of its contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectability being reasonably assured. The Company generally bills and collects the full purchase price of impressions from buyers, together with other fees, if applicable. The Company reports revenue on a net basis for arrangements in which it has determined that it does not act as the principal in the purchase and sale of advertising inventory because pricing is determined through the Company's auction process or directly between a buyer and a seller and the Company is not the primary obligor. In some cases, the Company generates revenue directly from sellers who maintain the primary relationship with buyers and utilize the Company's solution to transact and increase the monetization of their activities. The Company reports revenue on a net basis for these activities. The Company reported revenue on a gross basis for arrangements in which it determined that the Company acted as the principal in the purchase and sale of advertising inventory because the Company had direct contractual relationships with and managed advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, the Company exercised discretion in establishing prices, the Company had credit risk, and the Company independently selected and purchased inventory from the seller. The revenue the Company reported on a gross basis was associated with its intent marketing solution, which the Company ceased providing in the first quarter of 2017. For quarters ending after March 31, 2017, all the Company’s revenue is reported on a net basis.
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
In March 2017, the Company experienced a drop in the trading price of its common stock. As a result, the Company's public market capitalization, calculated by multiplying the share price by outstanding shares, is lower than the carrying value of its net assets. The Company considered this an indicator triggering the need to assess the carrying value of goodwill for potential impairment at March 31, 2017 and June 30, 2017. As a result, the Company performed a quantitative goodwill impairment assessment. The Company considered multiple factors including, among others, its current business condition, product and business plans, market perceptions, valuation considerations, and the timing of these factors. As a result, the Company determined that no impairment of goodwill was indicated at both March 31, 2017 and June 30, 2017.
Given the lack of significant headroom in our goodwill impairment assessment, we may be required to perform another interim goodwill impairment assessment in the third quarter of 2017 prior to our annual test. Based on the outcome of these future impairment assessments, we may be required to take a non-cash impairment charge if there is a future negative change in the factors considered above.
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
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under the "Revenue from Contracts with Customers" topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company has not yet selected a transition method, but is currently evaluating the new guidance with respect to its revenue arrangements and assessing the impact this guidance will have on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued new accounting guidance that requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.
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
In November 2016, the FASB issued new guidance that requires a Company to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flow. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted, including early adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance requires application using a retrospective transition method to each period presented. The Company has early adopted this guidance during the six months ended June 30, 2017 and has reflected the changes in the current and prior period statement of cash flow.
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
In May 2017, the FASB issued new guidance for modification accounting of stock based compensation expense. The new pronouncement provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The guidance notes that an entity should account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified and it did not change any of the inputs to the valuation technique used to value the award, the vesting conditions did not change, and the classification of the award as either equity or liability did not change. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.

Note 2—Net Income (Loss) Per Share
The Company had a loss from continuing operations for the three and six months ended June 30, 2017 and 2016, and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following table presents the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(In thousands, except per share data)
Basic and Diluted EPS:
Net loss attributable to common stockholders	$(11,555)	$(2,677)	$(27,395)	$(393)
Weighted-average common shares outstanding	49,666	48,740	49,557	47,939
Weighted-average unvested restricted shares	(883)	(1,763)	(998)	(1,732)
Weighted-average escrow shares	—	(636)	—	(705)
Weighted-average common shares outstanding used to compute net loss per share	48,783	46,341	48,559	45,502
Basic and diluted net loss per share	$(0.24)	$(0.06)	$(0.56)	$(0.01)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Options to purchase common stock	88	1,317	137	1,519
Unvested restricted stock awards	367	756	295	685
Unvested restricted stock units	585	930	623	913
ESPP	44	26	52	22
Shares held in escrow	—	635	—	699
Total shares excluded from net loss per share	1,084	3,664	1,107	3,838

Note 3—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2017:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Cash equivalents	$29,159	$23,662	$5,497	$—
Corporate debt securities	$22,356	$—	$22,356	$—
U.S. Treasury, government and agency debt securities	$5,009	$5,009	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2016:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Cash equivalents	$15,776	$7,781	$7,995	$—
Corporate debt securities	$17,314	$—	$17,314	$—
U.S. Treasury, government and agency debt securities	$23,236	$23,236	$—	$—
At June 30, 2017 and December 31, 2016, cash equivalents of $29.2 million and $15.8 million, respectively, consisted of money market funds, commercial paper, treasury and agency debt securities with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, but rather is derived from similar securities. Corporate debt securities included in marketable securities on the balance sheet whose fair values are not based on quoted market prices for identical securities that are traded in an active market, rather derived from similar securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities, are based on quoted market prices and classified as Level 1.

Note 4—Other Balance Sheet Amounts
Investments in marketable securities as of June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$5,009	$—	$—	$5,009
Corporate debt securities	22,356	—	—	22,356
Total	$27,365	$—	$—	$27,365
Investments in marketable securities as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$23,237	$1	$(2)	$23,236
Corporate debt securities	17,314	—	—	17,314
Total	$40,551	$1	$(2)	$40,550
As of June 30, 2017 and December 31, 2016, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.2 years and 0.3 years, respectively. For the three and six months ended June 30, 2017, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations for the sale of available-for-sale investments.
Accounts payable and accrued expenses included the following:

	June 30, 2017	December 31, 2016

	(in thousands)
Accounts payable—seller	$156,812	$197,261
Accounts payable—trade	8,318	7,930
Accrued employee-related payables	8,901	9,712
Total	$174,031	$214,903
Cash, cash equivalents and restricted cash included in the cash flow is as follows:

	June 30, 2017	June 30, 2016

	(in thousands)
Cash and cash equivalents	$165,241	$147,188
Restricted cash (included in "prepaid expenses and other current assets")	77	77
Total cash, cash equivalents, and restricted cash	$165,318	$147,265

Note 5—Intangible Assets
Details of the Company’s intangible assets was as follows:

	June 30, 2017	December 31, 2016

	(in thousands)
Amortizable intangible assets:
Developed technology	$12,058	$13,418
Customer relationships	2,880	3,330
Non-compete agreements	—	4,990
Total identifiable intangible assets, gross	14,938	21,738
Accumulated amortization— intangible assets:
Developed technology	(7,618)	(7,652)
Customer relationships	(2,880)	(2,837)
Non-compete agreements	—	(4,445)
Total accumulated amortization—intangible assets	(10,498)	(14,934)
Total identifiable intangible assets, net	$4,440	$6,804
Amortization of intangible assets for the three and six months ended June 30, 2017 were $0.8 million and $2.4 million, respectively. In January 2017, the Company announced that it would cease providing intent marketing services. In connection with this decision, the Company assessed the asset group related to the intent marketing services, which consisted of client relationships and developed technology related to the Chango acquisition, and determined that the asset group was impaired. Accordingly, the Company recorded a charge for the impairment of intangible assets totaling $23.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2016.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2017:

Fiscal Year	Amount
(in thousands)
Remaining 2017	938
2018	1,862
2019	1,640
Total	$4,440
Note 6—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, usually approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined in the governing plan. An aggregate of 5,356,354 shares remained available for future grants at June 30, 2017 under the plans.

Stock Options
A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2016	3,861	$11.16
Granted	991	$5.81
Exercised	(99)	$3.87
Expired	(254)	$12.58
Forfeited	(122)	$13.26
Outstanding at June 30, 2017	4,377	$9.97	5.52 years	$366
Exercisable at June 30, 2017	2,855	$10.57	4.01 years	$366
The aggregate total intrinsic value of options exercised for the six months ended June 30, 2017 was $0.4 million. At June 30, 2017, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2017 was $3.08. Total fair value of options vested during the six months ended June 30, 2017 was $3.1 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expected term (in years)	5.7	5.8	6.0	5.9
Risk-free interest rate	1.87%	1.39%	2.10%	1.43%
Expected volatility	55%	55%	55%	48%
Dividend yield	—%	—%	—%	—%
Restricted Stock
A summary of restricted stock activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2016	1,113	$14.07
Granted	—	$—
Canceled	(166)	$12.65
Vested	(251)	$15.36
Nonvested shares of restricted stock outstanding at June 30, 2017	696	$13.94
The aggregate fair value of restricted stock with service conditions that vested during the six months ended June 30, 2017 was $1.4 million. At June 30, 2017, the Company had unrecognized stock-based compensation expense for restricted stock with service conditions of $3.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2016	2,903	$13.63
Granted	2,616	$5.98
Canceled	(635)	$11.88
Vested	(696)	$14.08
Nonvested restricted stock units outstanding at June 30, 2017	4,188	$9.00
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2017 was $5.98. The aggregate fair value of restricted stock units that vested during six months ended June 30, 2017 was $4.0 million. At June 30, 2017, the intrinsic value of nonvested restricted stock units was $21.5 million. At June 30, 2017, the Company had unrecognized stock-based compensation expense relating to nonvested restricted stock units of approximately $29.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
In November 2013, the Company adopted the Company's 2014 Employee Stock Purchase Plan, or ESPP. The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six-month offering period, employees' accumulated contributions are applied to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last trading day of the offering period. Offering periods generally commence and end in May and November of each year.
As of June 30, 2017, the Company has reserved 1,569,188 shares of its common stock for issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Cost of revenue	$96	$108	$180	$170
Sales and marketing	974	2,543	2,409	4,657
Technology and development	981	1,800	2,056	3,174
General and administrative	2,628	2,675	5,337	7,516
Restructuring and other exit costs	624	—	1,560	—
Total stock-based compensation expense	$5,303	$7,126	$11,542	$15,517

Note 7—Restructuring and Other Exit Costs
As part of management's plan to streamline operations and prioritize resources for growth initiatives, the Company implemented restructuring initiatives that included departure of seven senior leaders and the shut-down of the Company's intent marketing services. For the six months ended June 30, 2017, in connection with these initiatives, the Company recorded restructuring and other exit costs totaling $6.0 million for one-time employee termination benefits, operational shut-down costs and other related costs.
The following table summarizes the accrued restructuring liability related to this plan, which is recorded in "Accounts payable and accrued expenses" on the consolidated balance sheet:

Amount
(in thousands)
Accrued restructuring and other exit costs at December 31, 2016	$801
Restructuring and other exit costs (1)	5,959
Cash paid for restructuring and other exit costs	(4,165)
Non-cash stock based compensation for restructuring and other exit costs	(1,560)
Accrued restructuring and other exit costs at June 30, 2017	$1,035
(1) Restructuring and other exit costs for the three and six months ended June 30, 2017 consisted of $1.5 million and $5.1 million in employee termination costs, respectively, and $0.1 million and $0.9 million in facility closing costs, respectively.
The Company expects to pay the majority of the remaining expenses by the fourth quarter of 2017.
Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded income tax expense of $0.1 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, and income tax expense of $0.5 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. The tax provision is primarily the result of the domestic and certain international valuation allowances and the geographical mix of income and losses.
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
There were no material changes to the Company's unrecognized tax benefits in the six months ended June 30, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit. During the first quarter of 2017, the Internal Revenue Service commenced an examination of the 2015 tax year.
Note 9—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $3.0 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively. Total rental expenses were $6.3 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, expenses for cloud-based services related to data centers were $1.1 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, $2.9 million of letters of credit associated with office leases were outstanding, none of which have been drawn down.
Purchase Obligations
The Company’s purchase obligations were $0.9 million as of June 30, 2017.

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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2017. However, based on management’s knowledge as of June 30, 2017, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
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
Note 10—Subsequent Events
On July 11, 2017, the Company entered into an Agreement and Plan of Merger with nToggle, Inc. (“nToggle”), Caviar Acquisition Corp., a wholly owned subsidiary of the Company, Shareholder Representative Services LLC, solely in its capacity as the initial Holder Representative thereunder, and certain persons delivering joinder agreements therewith. On July 14, 2017, the parties consummated the transaction contemplated by the merger agreement and nToggle became a wholly owned subsidiary of the Company. Immediately following the merger transaction, nToggle was merged into the Company and ceased to exist as a separate entity. The technology acquired from nToggle should make it easier and more cost effective for buyers to find the inventory they seek among the billions of bid requests they receive.
In connection with the acquisition, at the closing, the Company paid cash consideration of $38.5 million to the stockholders, warrantholders, and holders of vested in-the-money options of nToggle, of which, $3.4 million was deposited into an escrow account to cover a post-closing working capital adjustment and to secure indemnification obligations of such holders. In addition, the Company assumed all outstanding unvested in-the-money options and certain shares of restricted stock held by continuing employees, and issued an aggregate of 174,117 restricted stock units to the continuing employees under the Company's 2014 Inducement Grant Equity Incentive Plan.
The initial accounting for the acquisition is expected to be completed by Q3 2017.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, Orders, and automated guaranteed opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of our acquisition of nToggle and its traffic shaping technology on our business; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; client utilization of our offerings; our competitive differentiation; our leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including take rate, paid impressions, and average CPM; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our ability to maintain and grow a supply of advertising inventory from sellers;

•	the effect on the advertising market and our business from difficult economic conditions;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

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

•
uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, video, Orders, automated guaranteed and guaranteed audience solutions, and traffic shaping;

•
declining fees and take rate, including as a result of implementation of alternative pricing models, and the need to grow through advertising spend and fill rate increases rather than pricing increases;

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

•
our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies; and

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards.
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
Overview
We pioneered advertising automation technology and are one of the world’s largest advertising exchanges. We help websites and applications thrive by giving them tools and expertise to sell ads easily and safely. In addition, the world’s leading agencies and brands rely on our technology to execute billions of advertising transactions each month.
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
Industry Trends and Trends in Our Business
Our solutions include real-time bidding and Orders. Real-time bidding, or RTB, allows sellers’ inventory to be sold in an auction to buyers that compete in a real-time auction to purchase sellers’ advertising inventory. Our Orders solution allows sellers to connect directly with buyers to execute direct sales of advertising inventory. The digital advertising market continues to experience growth. In December 2016, International Data Corporation, or IDC, estimated RTB was a $10.7 billion global market in 2016 that will increase to $20.9 billion by 2020, and Orders was a $6.7 billion global market in 2016 that will grow to $51.8 billion by 2020. The compound annual growth rate for these market opportunities is 43% on a combined basis. Another important trend in the digital advertising industry is the expansion of automated buying and selling of advertising through new channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to IDC estimates, mobile advertising (excluding search advertising) was a $30.7 billion global market in 2016 that is expected to increase to $100.5 billion by 2020, a compound annual growth rate of 35%.
The growth of automated buying and selling of advertising is also expanding into new geographic markets, and in some markets the rate of adoption of automated digital advertising is greater than in the United States. Our advertising spend in international markets, based upon seller location, represented approximately 35% and 40% of total advertising spend during the six months ended June 30, 2017 and 2016, respectively. We will continue our efforts to expand our international business. Refer to the "Non-GAAP Financial Measures and Operational Performance Measures" section for further details.
These macro trends present long-term growth opportunity; however, in the near term the industry-wide shift from desktop to mobile advertising is having an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to IDC, desktop advertising (excluding search advertising) is expected to grow at a 1% compound annual growth rate over the 2016-2020 period. These trends are having a significant effect on our overall growth rate, because desktop advertising has historically been our core business and continues to represent a significant majority of our revenue. Our advertising spend for desktop decreased 30% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In addition to this overall shift toward mobile, the impact of the slowdown in the growth rate for traditional desktop advertising was compounded for our business beginning in 2016 by the faster-than-expected industry migration to header bidding in North America. Header bidding increased competition for some inventory, and our decision to focus on other growth priorities and consequently not to invest earlier in our own header bidding solution, called FastLane, resulted in adverse revenue effects for us due to loss to competitors of some inventory that we would otherwise have been able to sell through our platform. However, header bidding makes available to us premium inventory that previously we were unable to access and FastLane (which we launched in early 2016) began producing positive results for us in the second half of 2016, which have continued through the second quarter of 2017. As a result, we believe that FastLane has the potential to improve our competitiveness in the traditional desktop market in 2017 and beyond. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, in order to realize FastLane's full potential.
In anticipation of the continued industry shift toward mobile advertising, we have significantly advanced our mobile capabilities through a combination of internal product development, strategic client wins, increased mobile activity driven from existing buyer and seller clients, and international expansion, resulting in strong growth in our mobile advertising spend over the two-year period ended December 31, 2016. However, our mobile advertising spend declined $5.0 million, or 3%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Our mobile business is composed of mobile web, which constitutes the majority of our mobile business and is impacted by many of the same factors impacting our desktop business, and mobile application, which is where we see the greatest potential for growth.
Because of these rapid developments in the industry, advertising spend from our traditional desktop business has declined and no longer can be relied upon to drive the growth of our business. Our strategic focus is on growth areas—including mobile, video, and Orders—that are expected to represent a majority of our advertising spend in 2017. However, despite our solid progress in mobile, our traditional desktop business accounted for approximately 61% and 69% of our advertising spend during the six months ended June 30, 2017 and 2016, respectively, and is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop business and its decreasing advertising spend trend will continue to have a significant adverse effect on our growth until our advertising spend mix has shifted more fully to growth areas. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Although we believe our pricing is competitive, we experience requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds, and greater levels of pricing transparency and specificity. Buyers on our platform have come under growing pressure from their clients to reduce their fees and/or to provide fee transparency, sellers are also under revenue pressure, and these pressures may increasingly impact us. In light of increasing market trends toward transparency, commoditization of intermediary services, and disintermediation, we have implemented and expect to continue to implement strategic pricing reductions in an effort to be more competitive in attracting demand and capturing supply. While pricing reductions could make us more competitive, it is not clear whether they will result in increases in spending on our platform or whether any spending increases will compensate fully for the reduction in pricing. Another factor that we expect to contribute to a declining take rate is a continued shift in the mix of our advertising spend from RTB to Orders, which carry lower fees than RTB. An increase in Orders as a percentage of our advertising spend could yield higher revenue despite lower fees due to the higher CPMs typically associated with Orders transactions, but it is not certain that our Orders business will increase or that this effect will be realized. Although our advertising spend and revenue have increased in prior years as a result of an increase in overall advertising spending in the market, increased use of our solution by buyers and sellers, and increases in take rate and average CPM, our growth slowed significantly in 2016 due to market and competitive pressures, deceleration in traditional desktop display spending, header bidding dynamics as described above and decreases in our fees. This deceleration continued into the second quarter of 2017, with our revenue and advertising spend decreasing 36% and 22%, respectively, compared to the six months ended June 30, 2016 due primarily to the factors noted above and to a lesser extent from the impact of our cessation of our intent marketing solution. We expect these challenging business dynamics to have an increasingly adverse effect on our business for at least the rest of 2017.
In response to the challenges described above, we have taken steps to reduce costs and reallocate resources to growth areas. In the third quarter of 2016, we terminated our Static bidding offering, which accounted for approximately 3% of total advertising spend in 2016 and was continuing to contract due to shifts in market spending from Static bidding to RTB. In the fourth quarter of 2016, we restructured our workforce, reducing our headcount by approximately 125 persons. In the first quarter of 2017, we ceased offering our intent marketing solution, closed our Toronto office, and implemented a management restructuring involving the departure of seven senior leaders. These measures are intended to facilitate investment in market share growth, technology and R&D for growth areas including mobile, video, Orders, and header bidding.
In addition, we completed the acquisition of nToggle in July 2017 for aggregate cash consideration of $38.5 million. We expect the acquisition to have positive effects on revenue and Adjusted EBITDA in 2018, and to result in an increase in expenses and capital expenditures during the remainder of 2017.
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
Revenue
We generate revenue from buyers and sellers who use our solution for the purchase and sale of advertising inventory. Our solution enables buyers and sellers to purchase and sell advertising inventory by matching buyers and sellers and establishing rules and parameters for auctions of advertising inventory. Buyers use our solution to reach their intended audiences by buying advertising inventory that we make available from sellers through our platform. Sellers use our solution to monetize their inventory. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria.
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
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and the sales bonuses paid to our sales organization, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with client relationships and backlog from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales organization focuses on increasing the adoption of our solution by existing and new buyers and sellers. We amortize acquired intangibles associated with client relationships and backlog from our business acquisitions over their estimated useful lives.
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
Other (Income), Expense
Interest Income, net. Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities and was insignificant for the six months ended June 30, 2017 and 2016.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Revenue	$42,922	$70,511	$88,937	$139,743
Expenses (1)(2):
Cost of revenue	13,698	17,540	28,386	34,323
Sales and marketing	12,529	21,966	27,157	43,244
Technology and development	12,044	13,294	24,797	25,737
General and administrative	14,355	16,390	29,435	36,995
Restructuring and other exit costs	1,621	—	5,959	—
Total expenses	54,247	69,190	115,734	140,299
Income (loss) from operations	(11,325)	1,321	(26,797)	(556)
Other (income) expense	84	(906)	77	(739)
Income (loss) before income taxes	(11,409)	2,227	(26,874)	183
Provision for income taxes	146	4,904	521	576
Net loss	$(11,555)	$(2,677)	$(27,395)	$(393)

(1) Stock-based compensation expense included in our expenses was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Cost of revenue	$96	$108	$180	$170
Sales and marketing	974	2,543	2,409	4,657
Technology and development	981	1,800	2,056	3,174
General and administrative	2,628	2,675	5,337	7,516
Restructuring and other exit costs	624	—	1,560	—
Total stock-based compensation expense	$5,303	$7,126	$11,542	$15,517

(2) Depreciation and amortization expense included in our expenses was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Cost of revenue	$8,045	$6,720	$16,424	$12,668
Sales and marketing	286	1,970	753	3,562
Technology and development	331	606	997	1,204
General and administrative	193	486	802	974
Total depreciation and amortization expense	$8,855	$9,782	$18,976	$18,408

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended *		Six Months Ended *
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	32	25	32	25
Sales and marketing	29	31	31	31
Technology and development	28	19	28	18
General and administrative	33	23	33	26
Restructuring and other exit costs	4	—	7	—
Total expenses	126	98	130	100
Income (loss) from operations	(26)	2	(30)	—
Other (income) expense	—	(1)	—	(1)
Income (loss) before income taxes	(27)	3	(30)	—
Provision for income taxes	—	7	1	—
Net loss	(27)%	(4)%	(31)%	—%
* Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Revenue	$42,922	$70,511	$88,937	$139,743
Revenue decreased $27.6 million, or 39%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease is primarily due to a decrease in advertising spend on our platform due to market and competitive pressures, deceleration in traditional desktop display spending, and header bidding dynamics as described above. In addition, we voluntarily implemented certain strategic reductions in our pricing in response to our perception of market conditions and in an effort to increase our competitiveness. Year-over-year revenue was also adversely affected by shifts in our business mix in favor of buyers and sellers and inventory types with lower fee rates. Finally, the decline of our intent marketing solution and the ultimate decision to cease offering our intent marketing solution contributed to the total revenue decrease when compared to prior year.
Revenue decreased $50.8 million, or 36%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily for the same reasons described above.
Revenue may be impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services (which drive take rate), and other factors such as changes in the market, our execution of the business, and competition. Additionally, our business is somewhat seasonal in nature, typically generating higher ad spend during the fourth quarter of the year.
Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. Consequently, while we anticipate long-term benefits from these initiatives, in 2017 we expect a decrease in revenue compared to 2016 resulting from the cessation of our intent marketing solution, a decreasing overall take rate, increased competition for inventory partially due to continued industry-wide growth in header bidding, and increased competition for demand, including from large providers of owned and operated inventory. Most of the strategic pricing reductions we implemented in the first half of the year did not take effect until part way through the second quarter, so they will have a more significant effect on the second half of the year unless counterbalanced by positive effects from these reductions or other growth initiatives. Further, we expect to implement additional pricing reductions or lower-fee alternative pricing structures during the second half of the year in response to market pressures and in an effort to be more competitive in attracting demand and capturing inventory. Lower pricing may result in higher advertising spend growth, but it is not clear that resulting advertising spend increases would offset the revenue decreases resulting from pricing reductions. We also expect an ongoing increase in Orders as a percentage of the transactions on our platform to contribute to lower take rates because Orders carry lower fees than RTB transactions.

Cost of Revenue

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands, except percentages)
Cost of revenue	$13,698	$17,540	$28,386	$34,323
Percent of revenue	32%	25%	32%	25%
Cost of revenue decreased by $3.8 million, or 22%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease of $5.2 million in the amounts we paid sellers. The decrease in amounts paid to sellers reflects the impact of the discontinuation of our intent marketing solution during the quarter ended March 31, 2017. This decrease was offset by increases of $1.3 million in depreciation and amortization expense as a result of increases in depreciation of computer equipment and network hardware, and amortization of capitalized internal use software, as we continued to enhance the functionality of our existing products and build new solutions to expand our offerings.
Cost of revenue decreased by $5.9 million, or 17%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease is primarily driven by a decrease of $10.1 million in amounts paid to sellers due to the same reasons described above, offset by increases of $3.8 million in depreciation and amortization as a result of our continued efforts in enhancing functionality of our existing product and building new solutions to expand our offerings.
We expect quarterly cost of revenue to be higher in absolute dollars in the remaining half of 2017 compared to the first half of 2017. We expect to have increased spending in 2017 on data centers, personnel to build and maintain our technology and systems, as well as investments in developed technology to support our strategic growth initiatives, which will eventually outweigh the elimination of amounts paid to sellers. In addition, we expect to incur incremental expenses related to the absorption of nToggle operations. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, the timing and amounts of investments, and the amounts we pay sellers related to transactions we may report on a gross basis.
Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands, except percentages)
Sales and marketing	$12,529	$21,966	$27,157	$43,244
Percent of revenue	29%	31%	31%	31%
Sales and marketing expense decreased $9.4 million or 43% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease of $5.9 million in sales and marketing personnel costs as a result of our operating cost control initiatives. Sales and marketing depreciation and amortization costs decreased by $1.7 million primarily due to lower amortization of acquired client relationships.
Sales and marketing expense decreased by $16.1 million, or 37%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily for the same reasons described above.
We expect quarterly sales and marketing expenses to be higher in absolute dollars in the remaining half of 2017 compared to the first half of 2017, partially due to the absorption of nToggle operations. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.

Technology and Development

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands, except percentages)
Technology and development	$12,044	$13,294	$24,797	$25,737
Percent of revenue	28%	19%	28%	18%
Technology and development expense decreased by $1.3 million, or 9%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease in headcount and related personnel costs of $1.0 million as a result of our operating cost control initiatives.
Technology and development expense decreased by $0.9 million, or 4%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in headcount and related personnel costs of $1.6 million due to the same reasons as described above, partially offset by an increase in software licenses due to annual increases in our existing licenses to maintain and support our technology and development efforts.
We expect technology and development expense to be higher in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our technology and development efforts, including the absorption of nToggle operations. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
    General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands, except percentages)
General and administrative	$14,355	$16,390	$29,435	$36,995
Percent of revenue	33%	23%	33%	26%
General and administrative expense decreased by $2.0 million, or 12%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease in headcount and related personnel costs of $1.3 million as a result of our cost control initiatives.
General and administrative expense decreased by $7.6 million, or 20%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in headcount and related personnel costs for the same reasons as described above and a decrease in professional services costs of $0.8 million primarily due to decreased legal and consulting costs.
We expect quarterly general and administrative expense to be higher in absolute dollars in the remaining half of 2017 compared to the first half of 2017. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and other exit costs

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands, except percentages)
Restructuring and other exit costs	$1,621	$—	$5,959	$—
Percent of revenue	4%	—%	7%	—%
Restructuring and other exit costs increased by $1.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as a result of the management restructuring in which seven senior leaders left the Company and the costs associated with the shut-down of our intent marketing services. Restructuring and other exit costs increased by $6.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 for the same reasons as described above.

The annualized cash basis employee-related costs for the departed intent marketing, senior leadership and related employees is approximately $9.0 million, and additional savings from non-headcount and non-media intent marketing costs are estimated at an annualized $4.0 million.

Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Interest income, net	$(228)	$(131)	$(395)	$(225)
Other income	(167)	(197)	(379)	(197)
Foreign exchange (gain) loss, net	479	(578)	851	(317)
Total other (income) expense, net	$84	$(906)	$77	$(739)
Other income primarily consists of revenue generated by our sub-leasing activity.
Foreign exchange loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency loss, net during the three and six months ended June 30, 2017 were primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions. The foreign currency gain, net during the three and six months ended June 30, 2016 was primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.1 million and $0.5 million for the three and six months ended June 30, 2017 and an income tax provision of $4.9 million and $0.6 million for the three and six months ended June 30, 2016. The tax expense for the three months ended June 30, 2017 is the result of domestic and certain international valuation allowances and the geographical mix of income and losses.
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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$42,922	$70,511	$88,937	$139,743
Advertising spend	$204,391	$257,413	$395,931	$505,910
Non-GAAP net revenue	$42,922	$65,108	$88,304	$128,668
Net loss	$(11,555)	$(2,677)	$(27,395)	$(393)
Adjusted EBITDA	$3,000	$18,439	$4,100	$33,897
Operational Measure:
Take Rate	21.0%	25.3%	22.3%	25.4%
Advertising Spend
We define advertising spend as the buyer spending on advertising transacted on our platform. Advertising spend does not represent revenue reported on a GAAP basis. Tracking our advertising spend facilitates comparison of our results to the results of companies in our industry that report GAAP revenue on a gross basis. We also use advertising spend for internal management purposes to assess market share of total advertising spending.

Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, the nature and amount of fees we charge, and other factors such as changes in the market, our execution of the business, and competition.
Advertising spend may fluctuate due to seasonality and increases or decreases in average CPM and paid impressions. In addition, we generally experience higher advertising spend during the fourth quarter of a given year resulting from higher advertiser budgets and more bidding activity on our platform, which may drive higher volumes of paid impressions or average CPM. Advertising spend during the six months ended June 30, 2017 has decreased $110 million compared to the six months ended June 30, 2016, primarily due to market and competitive pressures, deceleration in traditional desktop display spending, header bidding dynamics and decreases in our fees.
The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Revenue	$42,922	$70,511	$88,937	$139,743
Plus amounts paid to sellers(1)	161,469	186,902	306,994	366,167
Advertising spend	$204,391	$257,413	$395,931	$505,910

(1) Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following table presents revenue and advertising spend by channel in dollar terms and as a percentage of total revenue or advertising spend for the three and six months ended June 30, 2017 and 2016.

	Revenue				Advertising Spend
	Three Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016

	(in thousands, except percentages)
Channel:
Desktop	$23,746	55%	$46,107	65%	$118,517	58%	$172,453	67%
Mobile	19,176	45	24,404	35	85,874	42	84,960	33
Total	$42,922	100%	$70,511	100%	$204,391	100%	$257,413	100%

	Revenue				Advertising Spend
	Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016

	(in thousands, except percentages)
Channel:
Desktop	$52,075	59%	$92,988	67%	$242,156	61%	$347,119	69%
Mobile	36,862	41	46,755	33	153,775	39	158,791	31
Total	$88,937	100%	$139,743	100%	$395,931	100%	$505,910	100%
Non-GAAP Net Revenue
We define non-GAAP net revenue as GAAP revenue less amounts we paid to sellers that are included within cost of revenue for the portion of our revenue reported on a gross basis. Non-GAAP net revenue would represent our revenue if we were to record all of our revenue on a net basis. Non-GAAP net revenue does not represent revenue reported on a GAAP basis. Non-GAAP net revenue is one useful measure in assessing the performance of our business in periods for which our revenue includes revenue reported on a gross basis, because it shows the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we apply under GAAP across different types of transactions, and facilitates comparison of our results to the results of companies that report all of their revenue on a net basis. A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult.
The GAAP revenue we have reported on a gross basis was associated with our intent marketing solution, which we ceased providing in the first quarter of 2017. Because we ceased providing that service in the first quarter of 2017, we do not expect any difference between revenue and non-GAAP net revenue in subsequent periods unless and until changes in our business or applicable accounting standards require gross reporting for at least some of our revenue. Decreases are primarily due to the reasons for the change in revenue as described under the heading "Results of Operations".
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Revenue	$42,922	$70,511	$88,937	$139,743
Less amounts paid to sellers(1)	—	5,403	633	11,075
Non-GAAP net revenue	$42,922	$65,108	$88,304	$128,668

(1)
Amounts paid to sellers for the portion of our revenue reported on a gross basis for GAAP purposes. Because we ceased offering the intent marketing solution in the first quarter of 2017, we do not expect to report revenue on a gross basis, unless required going forward based on changes in our business or applicable accounting standards.

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
Adjusted EBITDA should not be considered as an alternative to net income (loss), operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Net loss	$(11,555)	$(2,677)	$(27,395)	$(393)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	8,076	5,190	16,612	9,759
Amortization of acquired intangibles	779	4,592	2,364	8,649
Stock-based compensation expense	5,303	7,126	11,542	15,517
Acquisition and related items	—	13	—	331
Interest income, net	(228)	(131)	(395)	(225)
Foreign currency (gain) loss, net	479	(578)	851	(317)
Provision for income taxes	146	4,904	521	576
Adjusted EBITDA	$3,000	$18,439	$4,100	$33,897
Adjusted EBITDA decreased due to the decrease in revenue, offset by cost reductions, as noted above.
Operational Performance Measures
Take Rate
Take rate is an operational performance measure calculated as (i) revenue (or for periods in which we have revenue reported on a gross basis, non-GAAP net revenue) divided by (ii) advertising spend. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers.
Our take rate (and our fees, which drive take rate) can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period; the scale of a buyer’s or seller’s activity on our platform; mix of inventory or transaction types; the implementation of new products, platforms and solution features; auction dynamics; negotiations with clients; header bidding; competitive factors and our strategic pricing decisions, including strategic fee reductions we have implemented and additional fee reductions or alternative pricing models we may implement in the future; and the overall development of the digital advertising ecosystem.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, the cash flow that we may generate from our operations, and our credit facility with Silicon Valley Bank, or SVB. At June 30, 2017, we had cash and cash equivalents of $165.2 million, of which $23.1 million was held in foreign currency cash accounts, and we had additional marketable securities of $27.4 million. Subsequent to June 30, 2017, we used $38.5 million of our cash in connection with the nToggle acquisition. At June 30, 2017, we had no amounts outstanding under our credit facility with SVB, and $40.0 million was available for borrowing. An additional $30.0 million may be available for borrowing in SVB’s discretion at our request.
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

In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. At June 30, 2017, our fixed charge coverage ratio was 55.2 to 1.0.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at June 30, 2017.
We believe our existing cash and cash flow from operations, together with the undrawn balance under our credit facility with SVB, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, particularly if we decide to pursue additional acquisitions or other strategic investment and if we are unable to generate cash from operations due to our strategic fee reduction, or other reasons. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Item 1A: "Risk Factors."
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
There can be no assurances that we will be able to raise additional capital, and an inability to raise additional capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2017	June 30, 2016

	(in thousands)
Cash flows provided by operating activities	$12,805	$33,250
Cash flows provided by (used in) investing activities	4,095	(11,849)
Cash flows provided by (used in) financing activities	(1,220)	9,110
Effects of exchange rate changes on cash, cash equivalents and restricted cash	140	(78)
Change in cash, cash equivalents and restricted cash	$15,820	$30,433
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
For the six months ended June 30, 2017, cash provided by operating activities of $12.8 million resulted from our net loss of $27.4 million adjusted for non-cash expenses of $32.8 million, offset by net changes in our working capital of $7.4 million. The net change in operating working capital was primarily related to a decrease in accounts payable and accrued expenses of $44.6 million and an increase in prepaid expenses and other assets of $0.5 million, offset by a decrease in accounts receivable of $52.9 million. The changes in accounts payable, accrued expenses and accounts receivable were primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality. The change in prepaid expenses and other assets was primarily due to increases in insurance rates and other receivables.
For the six months ended June 30, 2016, cash provided by operating activities of $33.3 million resulted from our net loss of $0.4 million, adjusted for non-cash expenses of $33.9 million, and net changes in our working capital of $0.3 million. The net change in operating working capital was primarily related to a decrease in accounts receivable of approximately $59.0 million, offset by a decrease in accounts payable and accrued expenses of approximately $59.3 million. The changes in accounts payable and accrued expenses and accounts receivable was primarily due to the timing of cash receipts from buyers and the timing of payments to sellers driven by seasonality.
As a result of reduced revenue attributable to the factors described above in the comparison of our results for the three and six months ended June 30, 2017 and 2016, which we expect to continue to affect our business in the second half of 2017, and continued investment in our business in 2017, we expect that our cash balance will decline over the remainder of the year. Our ability to avoid consumption of cash in our operations and to generate positive operating cash flows in the future will depend upon the success of our strategic initiatives and our ability to manage and perhaps reduce our costs.
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
During the six months ended June 30, 2017, we provided $4.1 million of cash for investing activities, consisting primarily of $45.1 million due to maturities of available-for-sale securities. The cash inflows were offset by $31.8 million of investments in available-for-sale securities, $4.8 million in purchases of property and equipment, net of amounts reflected in accounts payable and accrued expenses at June 30, 2017, and $4.3 million of investments in our internal use software.
During the six months ended June 30, 2016, we used $11.8 million of cash in investing activities, consisting primarily of $15.7 million of investments in available-for-sale securities, $5.0 million of investments in our internal use software, and $3.9 million in investments in property and equipment, net of amounts reflected in accounts payable and accrued expenses at June 30, 2016. These cash outflows were offset by inflows of $12.8 million due to maturities of available-for-sale securities.
Subsequent to June 30, 2017, we used $38.5 million of cash in connection with the nToggle acquisition.
Financing Activities
Our financing activities consisted primarily of the issuance of shares of common stock upon the exercise of stock options.
For the six months ended June 30, 2017, cash used by financing activities of $1.2 million was primarily due to $2.0 million in income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares, offset by issuance of common stock under the employee stock purchase plan of $0.4 million and proceeds of $0.4 million from stock option exercises.
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
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2017 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. At June 30, 2017, future non-cancelable minimum commitments relating to operating leases were $26.7 million. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.4 million as of June 30, 2017.

There were no significant changes to our unrecognized tax benefits in the six months ended June 30, 2017 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2017.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2017.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) internal-use software development costs, (iii) goodwill and intangible asset impairment analysis, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K.
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
Revenue is reported depending on whether we function as principal or agent, as those terms are used in the applicable accounting rules. The determination of whether we act as the principal or the agent requires us to evaluate a number of indicators, none of which is presumptive or determinative. For transactions in which we are the principal, revenue is reported on a gross basis for the amount paid by buyers for the purchase of advertising inventory and related services and we record the amounts we pay to sellers as cost of revenue. For transactions in which we are the agent, revenue is reported on a net basis for the amount of fees charged to the buyer (if any), and fees retained from or charged to the seller.
As a result of the acquisition of Chango (which comprised our intent marketing solution) in April 2015, we began entering into arrangements for which we managed advertising campaigns on behalf of buyers. We were the principal in these arrangements as we: (i) were the primary obligor in the advertising inventory purchase transaction; (ii) established the purchase prices paid by the buyer; (iii) performed all billing and collection activities including the retention of credit risk; (iv) had latitude in selecting suppliers; (v) negotiated the price we pay to suppliers of inventory; and (vi) made all inventory purchasing decisions. Accordingly, for these arrangements we reported revenue on a gross basis. Because we ceased offering the intent marketing solution in the first quarter of 2017, we do not expect to report revenue on a gross basis after the first quarter of 2017 unless and until changes in our business or applicable accounting standards require gross reporting for at least some of our revenue.

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
In March 2017, we experienced a drop in the trading price of our common stock. As a result, our public market capitalization, calculated by multiplying the share price by outstanding shares, is lower than the carrying value of our net assets. We considered this an indicator triggering the need to assess the carrying value of goodwill for potential impairment at March 31, 2017 and June 30, 2017. As a result, we performed a quantitative goodwill impairment assessment. We considered multiple factors including, amongst others, our current business condition, product and business plans, market perceptions, valuation considerations, and the timing of these factors. As a result, we determined that no impairment of goodwill was indicated at both March 31, 2017 and June 30, 2017.
Given the lack of significant headroom in our goodwill impairment assessment, we may be required to perform another interim goodwill impairment assessment in the third quarter of 2017 prior to our annual test. Based on the outcome of these future impairment assessments, we may be required to take a non-cash impairment charge if there is a future negative change in the factors considered above.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash, money market funds, commercial paper and treasury and debt securities with original maturities of three months or less. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at June 30, 2017. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2017, including intercompany balances, would result in a foreign currency loss of approximately $1.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2017. However, based on our knowledge as of June 30, 2017, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited (Guardian) issued proceedings (the Complaint) against us in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that we underpaid Guardian for inventory sold by Guardian through our platform as a result of the fact that we charged fees to buyers of that inventory. Guardian claims we were precluded from charging buyer fees as a result of our contractual arrangements with Guardian and English agency law principles, as well as representations we allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs, without specifying the amount of damages sought. We dispute Guardian’s claims and are defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, we do not believe our payment of the damages we think could be recoverable by Guardian would have a material adverse effect upon our condensed consolidated financial position, results of operations, or cash flows. However, pending or in response to the outcome of this action, if we face similar claims from other clients or as a preventative measure, we might decide to implement fee reductions or make other changes to our business practices that could have such material adverse effects.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. Except as described below, there are no material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Failure to integrate our recently-acquired business into our operations successfully could adversely affect our business.
nToggle’s technology is relatively new, and successful integration of the technology into our platform and implementation of the technology at scale in our services to our clients will require significant efforts. We may need to allocate more resources to integration and product development activities than originally anticipated, and these efforts could delay implementation of the technology. While we believe that the acquisition will give us a significant advantage in filtering capabilities over our competitors, further development is still needed and some of our competitors are larger and better funded than we are, can devote more resources to development of technologies like filtering than we can, and thus might develop similar or better capabilities faster than we can. Moreover, the results we expect from the nToggle technology, including more efficient inventory identification and purchasing for our buyer clients, more monetization for our sellers, and more efficient processing of ad requests and higher fill rates, might not materialize, and we may not be able to recoup our investment. Exchanges that compete with us and that previously agreed to integrate with nToggle so that their mutual DSP clients could use the nToggle technology may be unwilling to do business with us for various reasons, including concerns about providing us with access to their bid stream information, and that could make it more difficult to sell filtering services to DSPs for use on other exchanges, if we chose to do that. nToggle’s revenue was small before the acquisition and we intend to provide nToggle’s technology to our DSPs without charging separately for it, so even if we retain all of nToggle’s clients and exchange relationships, we do not currently expect to generate revenue directly from sale of filtering services based upon nToggle’s technology. Instead, we plan to rely upon positive effects from integration of nToggle’s technology into our operations, as described above, to recover our investment in the acquisition. We also could experience negative effects on our results of operations, cash flows, and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges.
We are shifting to a higher volume, lower cost business model, which involves risks and may not succeed.
We believe the market is demanding more efficiency and lower cost from ad tech intermediaries like us. As a result, a critical part of our plan to return to growth is to operate at higher volumes and with improved efficiency that will support lower margins. To achieve this, we need significant increases in ad requests coming from our seller clients, which represent inventory available for purchase on our platform. Our plans for increasing our inventory volumes include active pursuit of more direct relationships with sellers, particularly of mobile, video, and Orders impressions, and utilization of emerging server-side header bidding technologies, including our own proprietary prebid solution as well as third-party wrappers, which we will rely upon to access ad requests that might not otherwise be accessible to us. In addition, our acquisition of nToggle is intended to support higher volumes by providing more efficient inventory identification and purchasing for our buyer clients and more monetization for our sellers, as well as reduced processing costs associated with higher volumes of ad requests. Our strategic pricing reductions are intended to address the market's demand for lower costs and to attract more inventory and spending to our platform.
We may not succeed in increasing the inventory on our platform to the levels we expect for various reasons, including decisions by sellers to reduce the number of exchanges with which they integrate, including through header bidding, prohibitive terms imposed by providers of third-party header bidding solutions, or more compelling offerings by competitors. Even if we increase inventory on our platform as expected, we must compete effectively in header bidding auctions to purchase that inventory, which may be difficult if competitors have more robust demand or more effective technology or offer better pricing or service. Operating at higher volumes with lower margins requires scale and efficiency. We believe we are better suited to operate in such an environment than many of our competitors, but we could have difficulty competing successfully with our largest competitors if the market evolves to aggressive price-cutting. If we are not able to succeed with our higher volume, lower cost strategy for these or other reasons, we may not be able to grow or operate profitably.

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
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
We currently have no publicly announced repurchase plan or program.
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
Common stock repurchases during the quarter ended June 30, 2017 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program

April 1 – April 30, 2017	55	$5.67	—	$—
May 1 – May 31, 2017	263	$5.81	—	$—
June 1 – June 30, 2017	2	$5.27	—	$—
Item 6. Exhibits
See the Exhibit index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 1, 2017

EXHIBIT INDEX

Number	Description

2.1 (1)
Agreement and Plan of Merger, dated July 11, 2017, by and among The Rubicon Project, Inc., Caviar Acquisition Corp., nToggle, Inc., Shareholder Representative Services LLC, solely in its capacity as the initial Holder Representative thereunder, and certain persons delivering joinder agreements therewith (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 17, 2017).

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(2)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	XBRL Instance Document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement

(1)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Rubicon Project hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(2)
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