Form 10-K
period 2017-12-31
RUBICON PROJECT, INC.
filed 2018-03-15
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the New York Stock Exchange on June 30, 2017) was approximately $228.2 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 8, 2018
Common Stock, $0.00001 par value	50,254,718

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

THE RUBICON PROJECT, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP net revenue, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, and private marketplace opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of our acquisition of nToggle and its traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video, and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

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

•	the increased prevalence of header bidding and its effect on our competitive position;

•	uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, video, guaranteed audience solutions, and traffic shaping;

•	declining fees and take rate and the need to grow through advertising spend increases rather than fee increases;

•	our ability to compensate for a reduced take rate by increasing the volume and/or value of transactions on our platform;

•
our vulnerability to the depletion of our cash resources as revenue declines with the reduction in our take rate and as we incur additional investments in technology required to support the increased volume of transactions on our exchange;

•	our ability to support our growth objectives with reduced resources from our cost reduction initiatives;

•	our ability to raise additional capital if needed and/or to renew our working capital line of credit;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising to mobile and video channels;

•	increased prevalence of ad blocking technologies;

•	the slowing growth rate of online digital display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google);

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
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including Quarterly Reports on Form 10-Q for 2018. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. Business Overview
We provide a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. Our platform features applications and services for digital advertising inventory sellers, including websites, mobile applications and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, or DSPs, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. Our clients include many of the world’s leading publishers of websites and mobile applications and buyers of digital advertising inventory.
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methodologies, and allows advertising content to be presented to users through different channels. Our solution enables buyers and sellers to purchase and sell:
•a comprehensive range of advertising units, including display, audio and video;

•
that are transacted through real-time bidding ("RTB"), which includes (i) direct sale of premium inventory, which we refer to as private marketplace ("PMP"), and (ii) open auction bidding, which we refer to as open marketplace ("OMP"); and

•	that are displayed across digital channels, including mobile web, mobile application, and desktop, as well as across various out-of-home channels, such as digital billboards.
We believe our platform reaches approximately one billion users globally. Sellers of digital advertising inventory use our platform to generate revenue by monetizing their advertising inventory across transaction types, advertising units, and channels through accessing a global market of buyers representing top advertiser brands. We also help sellers decrease costs and protect their brands and user experience.

At the same time, buyers leverage our platform to manage their advertising spending and reach their target audiences across transaction types, advertising units, and channels, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from hundreds of sellers.
We generate revenue from the buying and selling of advertising inventory transacted on our platform. Advertising inventory is created when users access sellers’ content. Sellers provide advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the user. The volume of paid impressions measured as a percentage of ad requests is referred to as fill rate. The price that buyers pay for each thousand paid impressions purchased is measured in units referred to as CPM. We refer to the total volume of spending between buyers and sellers on our platform as advertising spend. We keep a percentage of that advertising spend as a fee, and we pass the rest through to the seller. The fee that we retain from the gross advertising spend on our platform is our revenue. Our fee, measured as a percentage of advertising spend, is referred to as our take rate.
Our platform incorporates proprietary machine-learning algorithms, sophisticated data processing, robust high-volume analytics capabilities, and a distributed infrastructure. Our solution is constantly improving based on our systems’ ability to process and learn from vast volumes of data in real time.
During the early stages of our business following our incorporation in April 2007, our solution matched sellers’ inventory to appropriate buyers by offering impressions to different buyers in sequence. During 2010, we added RTB capabilities, creating a real-time open-market auction allowing all buyers accessing our platform to compete to purchase all of the advertising inventory that sellers made available to our platform. During 2012, we launched our PMP application, which allows sellers to connect directly with their pre-approved buyers to execute direct sales of previously unsold advertising inventory.
In 2014, we completed the acquisitions of iSocket, Inc. ("iSocket") and Shiny Inc. The iSocket acquisition included a workflow tool that we offered as our Guaranteed Orders product, which we decided to cease offering and supporting in the first quarter of 2018. The Guaranteed Orders tool was a small component of what we historically referred to as our "Orders" platform, which also includes PMPs. The majority of the transactions associated with our Orders platform are PMP transactions and thus are not impacted by this decision to cease offering our Guaranteed Orders tool.
In 2015, we acquired Chango Inc. ("Chango"), an intent marketing technology company, and integrated its operations into our operations. In the first quarter of 2017, we ceased operating the intent marketing solution that had derived from the acquisition.
In 2015, we also significantly advanced our mobile capabilities through a combination of internal product development, strategic client wins, driving increased revenue from existing buyer and seller clients, and international expansion. Part of this growth was due to the development and roll out of our Exchange API (xAPI) solution, which allows us to access inventory from sellers with their own RTB capabilities, as well as large aggregators of inventory.
In 2016, we introduced our header bidding solution, which was late to market but grew rapidly. In addition, we began to focus further on development of our video solution, helping grow our product footprint to allow our sellers to sell video advertising inventory across desktop or mobile platforms, and include instream, outstream and mobile-specific formats such as interstitials.
In 2017, we acquired nToggle, Inc. ("nToggle"), a provider of technology to make it easier and more cost effective for programmatic buyers to find the inventory they are looking for among the billions of bid requests they receive each day. Header bidding has dramatically increased the volume of bid requests sent to buyers, increasing buyers’ processing costs and making it more difficult for them to find the impressions they want. nToggle technology utilizes analytical and data science techniques to help shape real-time bidding requests, optimize traffic, and reduce the number of duplicates and irrelevant bid requests DSPs must process. The technology also helps us manage our infrastructure costs by filtering out impressions that are not in demand before they are processed through the bid stream.
We operate our business on a worldwide basis, with an established operating presence in North America and Europe and a developing presence in Asia, Australia, and South America. Substantially all of our assets are U.S. assets. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
Recent Developments
The ad tech market is demanding more efficiency and lower cost from intermediaries like us. In an effort to be more competitive in attracting demand and capturing inventory supply, we made a strategic decision in mid-2017 to reduce the fees we charged buyers in OMP transactions. In addition, in 2017 our business mix shifted to a higher proportion of header bidding transactions, and we charged lower buyer fees for header bidding transactions in order to pass higher bids to the downstream decisioning process. Finally, in response to increasing market pressure and in an effort to be more competitive, on November 1, 2017, we eliminated our buyer transaction fees altogether.
Buyer transaction fees represented approximately 51% of our revenue in 2016 and 49% of our revenue for the first ten months of 2017, which is the period during which we charged buyer fees in 2017. Consequently, the elimination of our buyer transaction fees has had a severe adverse effect on our revenue and margins. A critical part of our plan to adjust to our lower take rates is to increase advertising spending on our platform and operate with improved efficiency that will support lower margins. To increase our advertising spend, we are taking steps to increase significantly the ad requests coming from our seller clients. Our plans for increasing our inventory volumes include active pursuit of more direct relationships with sellers, particularly of mobile, video, and PMP impressions, which are areas of industry growth. We also plan to access ad requests that might not otherwise be accessible to us by utilizing header bidding technologies, including our own solution built on the Prebid open source architecture we helped advance, as well as third-party wrappers, and also integrating with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory.
Historically, OMP transactions, particularly for desktop display advertising, have provided most of the activity on our platform. We expect our historical OMP desktop display advertising business to continue to be an important source of revenue for us, but consistent with market trends, our OMP desktop display business has declined significantly as other transaction types and channels have absorbed a greater share of advertising spend. In addition, our share of the OMP desktop display market has diminished, largely because header bidding has allowed other exchanges to compete more effectively for inventory. Accordingly, our OMP desktop display transactions are declining as a percentage of our business and cannot be relied upon to drive growth. In order for us to grow and compete effectively, we must continue to increase our business in other transaction types, such as PMP transactions, other channels, such as mobile and out-of-home, and other advertising units, such as video, all of which are growth areas in the market; innovate to adapt to changing market conditions; and further increase our international business in existing and new markets.
The industry-wide growth of header bidding has given us access to more advertising inventory, but has also exposed inventory to more competing sources of demand. As a result, we have significantly lower fill rates for header bidding transactions, and as the percentage of our overall transactions conducted through header bidding increases, our overall fill rates decrease. In an effort to increase our header bidding fill rates, in addition to our plans described above, we have made adjustments to our auction dynamics in header bidding transactions. Historically, we conducted our RTB auctions based upon second-price principles, consistent with widespread industry practice. However, as header bidding increased competition for available inventory, some competing exchanges began submitting bids in header bidding auctions on a first-price or modified first-price basis to increase their chances of winning. This put our buyers at a competitive disadvantage in these transactions and also created some confusion in the market, as it was often unclear how competing buyers were formulating their bids. In an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, effective as of January 22, 2018, we made first price our default auction dynamic for header bidding transactions. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. Because buyers may need some time to adapt their systems and bidding strategies to first-price auction dynamics, or may not wish to make those adaptations themselves, we have implemented an optional free feature, which we call Estimated Market Rate ("EMR"). This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers bid on advertising inventory consistent with market values while preserving demand and budget for sellers on our platform.
While we work to increase the volume of transactions on our exchange and compete more effectively, we must operate more efficiently to relieve the pressure on our margins and cash resources that has resulted from our fee reductions and increased infrastructure required to support the increased volume of transactions that our growth plans require. Consequently, we are pursuing various cost-control measures and efficiency initiatives. As part of these efforts, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions include reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. These headcount actions have reduced our staff levels from 514 at December 31, 2017 to approximately 415. The reductions will result in approximately $3.0 million in one-time cash severance costs, which will primarily be recognized in the first quarter of 2018. Net of these severance expenses, our workforce reductions combined with other non-headcount related operating expense control initiatives we have implemented, are expected to offset operating expenses in 2018 by approximately $15.0 million. On an annualized basis, the headcount reductions and other cost-control measures we have implemented in the first quarter of 2018 are expected to offset future cash expenses by approximately $24.0 million. Including prior headcount actions undertaken in the fourth quarter of 2016 and first quarter of 2017, we have reduced our headcount by over 250 people, or 38% from our September 30, 2016 headcount of 672. We also continue to pursue increased automation and efficiency across all aspects of the company, including our technology stack, and estimate that our capital expenditures in 2018 will be less than half of the $40.4 million in capital expenditures incurred in 2017.
Our growth and cost-control strategies involve significant risk, as described in the “Risk Factors” section of this report.
Our Industry
Continued Shift Toward Digital Advertising
The increased delivery of content to users digitally over the Internet or through applications, as opposed to analog and print media, such as newspapers, magazines, broadcast radio, and television, has created an opportunity for buyers of advertising inventory to improve return on advertising investment by targeting audiences more accurately using data-driven strategies and delivering more relevant advertising in real time on multiple screens. Buyers are able to utilize various technologies to analyze data relating to return on investment, demographics, user behavior, location, and other attributes that enable them to create and deliver targeted advertisements to users, which helps achieve specific advertising goals. Technological advances have also enabled sellers to sell their inventory on an impression-by-impression basis, as well as in bulk, making it easier for sellers to enhance the monetization of their inventory. Therefore, advertising is continuing to shift with content to digital media.
Complicated and Manual Workflow for Direct Buying and Selling of Digital Advertising Inventory
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. Buyers and sellers benefit from a platform that enables them to leverage the targeting capabilities of their proprietary data assets. This has created a need to automate the digital advertising industry and to simplify the process of buying and selling advertising inventory.
A variety of factors make the digital advertising ecosystem highly complex and challenging to automate:

•
Perishable Inventory. A user’s visit to a website or mobile application creates a unique opportunity to reach the user by inserting advertisements into one or more of the impressions designed into the website or mobile application. In order to generate revenue for a seller these impressions must be filled before the page content loads.

•
Complex Impression-Level Matching. Sellers aim to sell impressions in order to generate revenue while enhancing the users’ experience and preserving the sellers’ brand. Buyers seek to purchase impression-level inventory to improve targeting of specific audiences and return on investment for their advertising spending.

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

•
Brand Safety and Inventory Quality Concerns. Buyers want to avoid buying fraudulent or unauthorized inventory or being associated with content they consider inappropriate, competitive, or inconsistent with their advertising themes. Sellers want to prevent advertisements that are inappropriate, disruptive, competitively sensitive, or otherwise do not comport with their brand image from appearing on their websites or mobile applications, or that convey malware.

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

•
Increasing Privacy Demands. Privacy protection is becoming increasingly important to regulators, web and mobile browser applications and users on a regional and global basis, requiring constant adaptation to comply with legal and self-regulatory requirements while effectively matching buyers and sellers of inventory.

Rubicon Project: Competitive Strengths of Our Platform in the Digital Advertising Marketplace
Rubicon Project was founded to address the inherent challenges associated with the digital advertising ecosystem. Buyers can direct their spending towards the impressions that are of most value to them based on demographics, pricing, timing, and other targeting objectives. Sellers can improve revenue per impression, while adhering to their own specific rules around advertising that is permissible on their websites and mobile applications.
Serving a Broad Universe of Buyers and Sellers Across a Full Spectrum of Inventory Types, Advertising Units, and Channels Creates Network Effects
By accommodating a full spectrum of digital advertising inventory through various transaction types across multiple channels, our solution brings value to both buyers and sellers. Our sellers gain instant access to the world’s largest automated digital advertising buyers, including hundreds of DSPs with the flexibility to sell their advertising inventory in an automated fashion on an impression-by-impression basis, such as with OMP, in bulk, or in PMP transactions pursuant to arrangements directly between the seller and the buyer. Our buyers gain the ability to fulfill their audience needs in a cost-effective manner and while increasing the price at which sellers’ inventory is sold. Large numbers of diverse sellers on our platform attract more buyers and vice versa, resulting in a self-reinforcing network effect that adds value for all our clients and creates a strong platform for growth.
Private Marketplace Solutions Provide Unique Access to Quality Supply and Facilitate Transactions
A significant portion of premium inventory is purchased and sold through PMPs. Some sellers will continue to rely on their own sales forces for sales of premium inventory, but will benefit from automation to better price, match, and place campaigns, and to automate manual operations such as ad trafficking, quality assurance, and billing and collections. We have invested in workflow capabilities and automation of inventory transactions to enable sales teams to increase their productivity and process more sales of premium inventory at optimal prices. Workflow capabilities enable buyers and sellers to communicate directly and use shared data to execute campaigns. These capabilities support sales functions rather than replacing them, enhancing their adoption without friction. Buyers and sellers can also leverage their first-party data assets and third-party data assets in our platform to increase the value of sellers' inventory and the precision of buyers' targeting efforts.
Big Data Analytics and Machine-Learning Algorithms
A core aspect of our value proposition is our big data and machine-learning platform that is able to discover unique insights from our massive data repositories containing proprietary information on trillions of bid requests and served advertisements. Our systems collect and analyze non-personally identifiable information such as pricing of advertisements, historical clearing prices, bid responses, what types of ads are allowed on a particular website, which sellers’ websites a buyer prefers, what ad formats are available to be served, advertisement size and location, user location, which users a buyer wants to target, how many ads the user has seen, browser or device information, and sellers’ proprietary data about users. Our access to data puts us in a unique position to develop differentiated insights to help both buyers and sellers, and we have developed proprietary machine-learning algorithms that analyze billions of these data points to enable our solution to make data-driven decisions in real time and to process high volumes of bid requests and responses. Our solution is constantly self-improving as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher-quality matching between buyers and sellers. Higher quality matching improves return on investment for buyers and increases revenue for sellers, which in turn attracts more buyers and sellers to our platform. We believe this self-reinforcing dynamic contributes to the dual network effects described above, creating a strong platform for growth.
Header Bidding Solution
Header bidding is effectively a change in the auction process by which, instead of allocating an impression to one exchange running a single auction, a publisher exposes the impression to multiple exchanges, each of which selects a winning bid through its own initial auction and passes that winning bid into a secondary auction to compete for the impression with all other participating exchanges’ winning bids. Sellers first embraced header bidding using a client-side solution, in which the browser of the user creating the impression runs the secondary auction. This solution increases competition for impressions and raises impression prices, but burdening the browser to perform the secondary auction increases load time for content and time delays during execution.
An emerging alternative header bidding protocol uses a server to conduct the secondary auction, which can reduce load times but presents its own challenges. Adding an additional step between the user’s browser and the demand source can cause increased latency and limit the amount of user data that is transmitted, contributing to difficulties in user data synchronizing and resulting in adverse effects on audience targeting. Server-side technology also significantly increases the volume of demand sources that can be accommodated, resulting in increased competition for impressions. Further, the host of the server used in a particular transaction has an advantage in user synch with its demand sources, at least until some form of universal user identification approach gains significant market adoption.
In 2016, we entered the client-side header bidding space with our client-side solution, FastLane, which was late to market but grew rapidly in adoption. In 2017, we began working on server-side header bidding and supported an open source industry solution we helped advance called Prebid. In October 2017, we launched our own open source server-side header bidding solution, which integrates with Prebid. Using these technologies, we are executing header bidding secondary auctions on behalf of our seller clients that implement our solution. To further the open source initiative, in 2017 we also helped to launch Prebid.org, Inc., an independent organization dedicated to the development and promotion of open-source header bidding solutions and other open-source tools to drive publisher monetization. There are two other primary server-side solutions, one provided by Amazon (called A9) and one provided by Google (called EBDA), and we are integrated with both. We believe the various header bidding alternatives we offer, our buyer reach and scale, our buying efficiency, and our machine learning capabilities put us in a strong position to compete for seller impressions, and we expect each of these header bidding solutions to deliver a meaningful volume of impressions in 2018 and beyond.
Independence
Unlike some large industry participants, we do not have our own media properties that compete for advertising spending with our sellers. Our independence means we have none of the inherent conflicts of interests characterizing competing exchanges that sell their own inventory, giving our clients an important alternative to monetize and acquire inventory without subsidizing their competitors.
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

•
Header Bidding. We provide our own header bidding solutions to sellers to use as a platform for aggregating demand, and also to integrate with third-party header bidding solutions to provide demand to our sellers that use those third-party solutions as their header bidding platform.

•	Private Marketplaces. Sellers can use our PMP capabilities to augment their own internal sales operations through better matching and pricing and process automation.

•	Inventory Allocation. We offer a solution that helps sellers to increase revenue across advertising types and sales channels by allocating inventory efficiently between direct and indirect demand.

•
Significantly Streamlined Sales, Operations, and Finance Workflow. Our platform streamlines the management of digital advertisement sales by aggregating demand and providing a suite of software applications that automate the process of making inventory available for sale.

•
Security for Brand and User Experience. Our platform is designed to enable sellers to implement guidelines specifying what advertising content may not be shown on the seller’s website or mobile application.

•	Advanced Reporting and Analytics and Actionable Insights. We provide a robust set of reporting features that sellers can use to analyze the vast array of data we collect for them.

•
Consolidated Payments. We provide consolidated billing and collection for sellers that would otherwise be required to dedicate additional resources to cost-effectively manage financial relationships with a large base of buyers.

•
Protective Screening. We employ measures to protect sellers and users from malware (software that can infect computers with malicious software), check advertisements delivered through our solution for the presence of malicious or questionable activity or characteristics, and gather technical attributes to inform our matchmaking process.

•	Vantage. We provide an extension for Web browsers that lets sellers monitor ads served in context on their sites, providing insight, diagnostic applications, and ad-quality controls.

•
Creative Approval API. Our platform includes a programmatic interface that sellers can use to retrieve a comprehensive set of individual advertising creatives that have bid or served on their sites, and instruct our delivery systems to approve or reject those creatives for future impressions.

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

•	Private Marketplaces. Through our PMP capabilities, we enable buyers to access exclusive high-value inventory in a more controlled environment than in the open marketplace.

•
Bid Stream Filtering. We provide technology to help buyers shape real-time bidding requests, optimize traffic, and reduce the number of duplicates and irrelevant or undesired bid requests they must process. This helps buyers find the inventory they are looking for more efficiently and reduces their data processing costs.

•
Bid Reduction. Buyers participating in header bidding auctions, which we conduct on a first-price basis, may use our EMR technology, which uses our market data and proprietary algorithms to help buyers bid on advertising inventory consistent with market rates.

•
Flexible Access to Inventory. Our platform allows buyers to purchase advertising inventory in their preferred manner, whether by OMP or PMP. Our solution also has the flexibility to allow buyers to integrate their purchases on our platform through their existing buying technologies or to buy directly through our platform.

•
Simplified Order Management and Campaign Tracking. By eliminating most manual steps, our applications enable buyers to manage their digital campaigns efficiently and effectively, and significantly reduce the time it would otherwise take to execute their digital advertising programs.

•
Transparency and Control Over Advertising Spending. Our platform is designed to let buyers know and control where their dollars are being spent. Buyers can easily navigate through our interface to choose the list of sellers they want to purchase inventory from and see an indicative price range that they should expect to pay.

•
Inventory Quality. We provide systems and processes to detect and minimize questionable inventory, such as non-human traffic and pirated content, and to enable labeling of inventory made available for sale so that buyers can make their own decisions about what meets the specific standards of campaigns they are running.

•
PubCheq. We maintain a comprehensive database of all inventory reviewed by internal systems and teams that powers a global blacklist that blocks fraudulent or otherwise problematic seller properties and users from entering the Rubicon Project marketplace and identifies non-human traffic that is fraudulently consuming advertising spend.

Growth Strategies
Two powerful market trends are affecting our business. First, our exchange volume historically consisted largely of OMP transactions conducted through an ad server waterfall for desktop display advertising, but this business is being displaced by other ad units, channels, and transaction types. Second, the ad tech market is demanding more efficiency and lower cost from intermediaries like us, and we believe market share will consolidate. Our strategy for growth in this context is to operate a high-volume, low cost per transaction exchange, and focus on high-growth ad units, channels and transaction types.
Increase volumes and efficiencies and reduce transaction costs on our exchange. We aim to increase our transaction volumes and to enhance the operational efficiency and value to clients of our exchange, enabling buyers and sellers to achieve their campaign and monetization objectives efficiently and to streamline the number of exchanges they work with.

•
Increasing Inventory Supply. Increased transaction volume begins with ad requests from sellers, which represent the inventory available for buyers to purchase on our platform. Our plan for increasing our inventory volumes includes active pursuit of more direct relationships with sellers, particularly of mobile, video, and PMP impressions, which are areas of industry growth. Our own header bidding solutions are an important element of our offering to large sellers. We also plan to access ad requests that might not otherwise be accessible to us by connecting to third-party header bidding solutions such as Google’s EBDA and Amazon’s A9, as well as other third-party wrappers, and also integrating through our server-to-server xAPI technology with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory.

•
Elimination of Buyer Fees. During 2017, we reduced and ultimately eliminated the transaction fees we previously charged buyers for OMP transactions. As a result, our total take rate was approximately 11.6% as we exited 2017, which did not include any buyer fees. We believe our pricing is now extremely competitive, and our low take rate is intended to address the market's demand for lower costs and to attract more inventory and spending to our platform. Elimination of buyer fees also allows us to pass higher bids to the downstream auction in header bidding transactions, which should improve our fill rate. In addition, elimination of our buyer fees, as well as the auction dynamics and bid filtering described immediately below, reflect our intensified focus on buyers, which, through “supply path optimization” initiatives, are expected to concentrate their spending to fewer more efficient sources of advertising inventory.

•
More Competitive Auction Dynamics. Increased competition inherent in header bidding led other exchanges to submit bids on a first-price basis, rendering our second-price auction methodology less competitive. Therefore, effective as of January 22, 2018, we made first-price our default auction dynamic for header bidding transactions. We expect this to improve the rate at which we win header-bidding auctions. To support buyers that need some time to adapt their systems and bidding strategies to first-price auction dynamics, or may not wish to make those adaptations themselves, we provide our EMR feature.

•
Bid Filtering. Our plans to improve our fill rate include using the technology we acquired from nToggle to filter out low-quality impressions so that a higher proportion of the ad requests on our platform are of interest to our buyers, and to enable our buyers to identify and purchase the impressions they want more efficiently. In addition, we expect the nToggle filtering technology to help us and our buyers control the processing costs associated with higher volumes of ad requests and bid requests.

•
Platform Enhancements. We are working on a number of platform innovations and enhancements designed to improve the value to clients and the operational efficiency of our platform. For example, new technology and techniques will improve upon our market-leading position in inventory and ad quality, responding to market demands for increased brand security and protection against fraud. Cookie-less targeting, including device-based user identifiers, will improve audience identification and match rates. Audience-based selling and enhanced measurement and viewability technologies will improve inventory values for sellers and campaign effectiveness for buyers. Impression filtering and virtual machine support will improve the efficiency and effective capacity of our data processing infrastructure.

Focus on emerging ad units, channels, and transaction types
Our business historically consisted largely of OMP transactions conducted through an ad server waterfall for desktop display advertising. This business, while still an important source of revenue for us, is contracting. In order for us to grow and compete effectively, we must continue to focus on areas of the digital advertising business that are experiencing growth and to adapt to evolution in the business.

•
Mobile: We believe we can significantly expand the penetration of our mobile offerings among buyer and seller clients by creating and introducing new mobile ad formats, growing mobile advertising by brands with better measurement and decisioning data, and leveraging header bidding to improve returns for developers. Mobile includes mobile web pages as well as mobile applications.

•
Audiences: We aim to develop technology to enable buyers and sellers to safely leverage their first-party data assets and third-party data assets in our platform to increase the value of sellers' inventory and the precision of buyers' targeting efforts, and to drive more precise matching of buyer demand to seller inventory. As the world continues to move more toward an app-centric consumption of the Internet, our concept of identity is evolving away from the browser cookie and into more sophisticated ID-agnostic systems and technology.

•
Header Bidding: We will invest in continued improvement in our header bidding capabilities, including through support of open-source wrapper technologies that eliminate exchange bias as well as expand support for major third-party header bidding technologies and additional formats to maximize access to inventory supply, and development of enhanced customer service capabilities.

•	Private Marketplace: We will continue to invest in our PMP solution, which we believe is well-positioned to take advantage of increased industry demand for PMP transactions.

•
Video. We plan to expand our video presence by continuing to drive growth with header bidding, new formats and stronger measurement and targeting capabilities, and providing monetization service for over-the-top ("OTT") and connected television content providers as they migrate increasingly to programmatic monetization of their advertising inventory.

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

Technology and Development
To support our solution, we have developed globally distributed infrastructure hosted at data centers in the U.S., Europe, and Asia that run our proprietary software and process privacy-enabled user data, including analytics and decision-making algorithms, and store, manage, and process rules set by buyers and sellers and data about demographics, economics, timing, and preferences. Our hardware provides significant scale and is programmed for high-frequency, low-latency transactions. Its massive scale supports the volume, diversity, and complexity of buyers’ bids on sellers’ advertising inventory to increase market liquidity, and it achieves improved auction pricing using our machine-learning algorithms. This infrastructure is supported by a real-time data pipeline, a system that quickly moves volumes of data generated by our business into reporting systems that allow usage both internally and by buyers and sellers. It also is supported by a 24-hour Network Operations Center, which provides failure protection by monitoring and rerouting traffic in the event of equipment failure or network performance issues between buyers and our marketplace.

Auction and security algorithms use matchmaking algorithms with both historical and real-time data to drive automated decision-making processes. Bid efficiency algorithms provide bid prediction (i.e., which buyers are most likely to bid on a given impression) and throttling (i.e., the volume of bid requests a given buyer can process), to improve infrastructure load and execute transactions in the most timely manner possible by only sending bid requests to those buyers of advertising inventory who can handle the volume and are likely to respond.
Our core technology and development team is responsible for the design, development, operation, and maintenance of our platform. Our technology and development process is based on agile development methodologies and emphasizes frequent, iterative, and incremental development cycles. Within the technology and development team, we have several highly aligned, independent sub-teams that focus on particular features of our platform. Each of these sub-teams includes engineers, quality assurance specialists, and product developers responsible for the initial and ongoing development of each sub-team’s feature. In addition, the technology and development team includes our technical operations sub-team, which is responsible for the performance and capacity of our platform. While our sub-teams operate independently, the combined work is coordinated by our project management team, which manages dependencies and optimizes the schedule of the entire team towards common goals.
Technology and development expenses are composed of both cost of revenue (excluding amounts paid to sellers for transactions reported on a gross revenue basis) and technology and development on our consolidated statements of operations. These combined expenses, excluding amounts associated with intangible asset write-offs, were $103.7 million, $102.3 million and $79.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Sales and Marketing
We market our solution to buyers and sellers through global direct sales teams that operate from various locations around the world. These teams leverage market knowledge and expertise to demonstrate the benefits of advertising automation and our solution to buyers and sellers. We deploy a professional services team with each seller integration to assist sellers in extracting value from our solution. Our buyer team focuses on the unique challenges and priorities of buyers and is separately managed in order to properly represent this important client group. We are focused on managing our brand, increasing market awareness, and driving advertising spend to our platform. To do so, we often present at industry conferences, create custom events, and invest in public relations. In addition, our marketing team advertises online, in print, and in other forms of media, creates case studies, sponsors research, writes whitepapers, publishes marketing collateral, generates blog posts, and undertakes client research studies.
Competition
Our industry is highly competitive. Overall digital advertising spending is highly concentrated in a small number of very large companies that have their own inventory, including Google and Facebook, with which we compete for digital advertising inventory and demand. These companies are formidable competitors due to their huge resources and direct user relationships. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, or SSPs, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and advertising inventory buyers are increasingly demanding more transparency and lower transaction costs and establishing relationships directed with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in terms of scope, ease of use, scalability, speed, price, inventory quality, brand security, customer service, and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment.
While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on the factors described above. However, competitive differentiation is difficult to achieve, both in terms of capabilities and in terms of client perception. We lack the scale of some of our competitors, which may have the ability to compete effectively with us by offering broader capabilities or more aggressive pricing. Other competitors with capabilities inferior to ours may nevertheless compete effectively with us if clients do not perceive, or value, what we believe to be our competitive advantages.
To an increasing degree, SSPs and exchanges are becoming somewhat similar and less distinguishable in the services that they provide, and with the proliferation of header bidding, which increased competition for impressions, pricing has become a key competitive factor. In 2017, we continued to see a heightened level of competition on pricing sensitivity, which led us to implement buyer fee reductions in the first half of the year and ultimately to eliminate all our buy side transaction fees on November 1, 2017. As a result, our overall take rate in 2017 dropped to 18.5% as compared to 25.0% in the full year 2016 and exited 2017 at approximately 11.6%. We believe this take rate puts us in a favorable competitive position in terms of pricing, but it is uncertain whether it represents a sustainable competitive advantage or if we can increase our transaction volume enough to compensate for lower prices.
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
As of December 31, 2017, we had 514 full-time employees, of whom 198 were in sales and marketing functions, 209 were in technology and development, and 107 were in general and administrative functions. There were 408 full-time employees located in the United States. In addition to the United States, we had 106 personnel and operations in England, Canada, France, Australia, Germany, Italy, Japan, Singapore, Brazil, and the Netherlands. As of March 14, 2018, and giving effect for the reductions in force described in “Business Overview - Recent Developments,” we would have approximately 415 full-time employees.
Our Intellectual Property
Our proprietary technologies are important and we rely upon trade secret, trademark, copyright, and patent laws in the United States and abroad to establish and protect our intellectual property and protect our proprietary technologies.
We have nine issued U.S. patents, as described below. Additionally, we have six pending patent applications in the United States and two pending non-U.S. patent applications, some of which may ultimately go abandoned if we determine that the cost of prosecution does not justify the utility of receiving the patent. None of these patents has been litigated and we are not licensing any of the patents. Their importance to our business is uncertain and there are no guarantees that any of the patents will serve as protection for our technology or market in the United States or any other country in which an application has been filed. Our nine issued U.S. patents include: U.S. Patent No. 11,959,385, titled Auction for Each Individual Ad Impression, issued on February 6, 2018; U.S. Patent No. 9,898,762, titled Managing Bids in a Real-Time Auction for Advertisements, issued on February 1, 2018; U.S. Patent No. 8,472,728, titled System and Method for Identifying and Characterizing Content within Electronic Files Using Example Sets, issued on June 25, 2013; U.S. Patent No. 8,473,346, titled Ad Network Optimization System and Method Thereof, issued on June 25, 2013; U.S. Patent No. 8,554,683, titled Content Security for Real-Time Bidding, issued on October 8, 2013; U.S. Patent No. 8,831,987, titled Managing Bids in a Real-Time Auction for Advertisements, issued on September 9, 2014; U.S. Patent No. 9,076,151, titled Graphical Certifications of Online Advertisements Intended to Impact Click-Through Rates, issued on July 7, 2015; U.S. Patent No. 9,202,248, titled Ad Matching System and Method Thereof, issued on December 1, 2015; and U.S. Patent No. 9,208,507, titled Ad Network Optimization System and Method, issued on December 8, 2015.
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

Client Dynamics
While we serve many clients, certain buyers and sellers account for a large share of business transacted through our platform.
On the buy-side of our business, while demand for advertising inventory is diffuse, spending by advertisers on digital advertising inventory has historically been channeled through intermediaries, including principally advertising agencies and DSPs, both of which are important to us. We have generated a majority of our revenue through OMP, and most OMP inventory purchases are executed by a relatively small number of DSPs that have the bidding technologies, data assets, and client bases necessary to enable them to execute OMP purchases at scale on behalf of their clients. We have relationships with almost all of these major DSPs, but because there are relatively few of them, each of these relationships is important to us because it represents a source of demand that could be difficult for us to replace. Similarly, the majority of spending to date on our PMP product has been by a relatively small number of advertising agencies. Creating new agency relationships and expanding our business with existing agency clients is important to our growth, and the loss of any agency clients could adversely affect our PMP business. In addition, because large agencies often spend through multiple DSPs, new or enhanced agency relationships can result in increased spending on our platform by multiple DSPs, while a decrease in business or a decline in our relationship with a single agency can result in reduced spending by multiple DSPs. We are working to develop relationships directly with advertisers, both to provide them with direct access to advertising inventory to supplement their DSP and agency relationships, and also to encourage them to influence their DSPs and agencies to route their spending through our platform.
On the sell-side of our business, while we work with many clients, a relatively small number of them provide a large share of the unique user audiences accessible by buyers. In addition, most of the application providers that make inventory available through our platform utilize system development kits ("SDKs") and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in a material reduction of the amount of mobile inventory available through our platform. We encourage application developers to use our own SDK, but it is difficult to displace existing SDKs.
Our contracts with buyers and sellers generally do not provide for any minimum volumes and may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers and sellers are free to terminate their arrangements with us or direct their spending and inventory to competing sources of inventory and demand, quickly and without penalty. Loss of a major buyer could result in a decrease of demand on our platform, and loss of a major seller could result in decrease of inventory available on our platform. Despite such losses, there could still be adequate demand and inventory supply on our platform to sustain and grow our revenue, so it is not necessarily the case that loss of a buyer or seller equates to loss of revenue. However, loss of unique inventory or demand could result directly in revenue loss. In addition, just as growth in the inventory strengthens buyer activity in a network effect, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our RTB auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate.
Because of these factors, we seek to expand and diversify our client relationships. In particular, as part of our strategy to increase the volume of advertising inventory on our exchange, we are initiating relationships with aggregators of inventory and with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory. These relationships represent additional risks in terms of inventory quality, transaction discrepancies, and collections, and may be less profitable because we may be required to compensate these partners or share the fees available for intermediaries in these transactions, and may incur higher serving costs relative to revenue.
Geographic Scope of Our Operations
In addition to the United States, we have personnel and operations in England, Canada, France, Australia, Germany, Italy, Japan, Singapore, Brazil, and the Netherlands. As of December 31, 2017, 106 of our 514 employees were based outside the United States.
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
In the years ended December 31, 2017, 2016, and 2015, approximately 39%, 34%, and 31%, respectively, of our revenue was generated from international markets. A majority of our assets are U.S. assets. For detailed information regarding our revenues and property and equipment, net by geographical region, see Note 16 of the "Notes to our Consolidated Financial Statements."
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
Regulation
Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of cookies and other technology to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.
We provide this notice through our privacy policy, which can be found on our website at http://www.rubiconproject.com/privacy. As stated in our privacy policy, our technology platform does not collect information, such as name, address, or phone number, that can be used directly to identify a real person, and we take steps not to collect and store such personally identifiable information from any source. Instead, we rely on IP addresses, geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. This type of information is considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personal data varies by country, and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. For example, some European countries consider IP addresses or unique device identifiers to be personal data subject to heightened legal and regulatory requirements. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.
There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act ("COPPA"), imposes restrictions on the collection and use of data about users of child-directed websites. To comply with COPPA, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve interest-based advertisements, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child-directed sites, and (iv) limits the data that we collect and use on such child-directed sites.
The use and transfer of personal data in EU member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on alternative compliance measures, which are complex, which may be subject to legal challenge, and which directly subject us to regulatory enforcement by data protection authorities located in the European Union. By relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, some of these alternative compliance measures are facing legal challenges, which, if successful, could invalidate the alternative compliance measures that we currently rely on. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. In addition, the

European Union has finalized the General Data Protection Regulation ("GDPR"), which will become effective in May 2018. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe; among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation propose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the Cookie Directive.
The UK's decision to leave the European Union may add cost and complexity to our compliance efforts. The UK is an important geography for us and we have structured our EU privacy and data protection compliance program in a UK-centric way. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.
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
Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau ("IAB"), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver interest-based advertisements. We also allow consumers to opt-out from the use of data we collect for purposes of interest-based advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.
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
Working Capital Requirements
Our revenue is generated from advertising spend transacted on our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. We attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, growth and increased competitive pressure in the digital advertising industry are causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to challenge some details of our invoices or to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from buyers. This may result in additional cash expenditures and cause us to forego or defer other more productive uses of that working capital.

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
Risks Relating to Our Business, Growth Prospects and Operating Results
We made a strategic decision to reduce our pricing by lowering and then eliminating our buyer fees in 2017, resulting in significant revenue declines. We are now pursuing a higher volume, lower cost business model, which involves risks and may not succeed.
The ad tech market is demanding more efficiency and lower cost from intermediaries like us. In an effort to be more competitive in attracting demand and capturing inventory supply, we made a strategic decision in mid-2017 to reduce the fees we charged buyers in open market RTB transactions. In addition, in 2017 our business mix shifted to a higher proportion of header bidding transactions, and we charged lower buyer fees for header bidding transactions in order to pass higher bids to the downstream decisioning process. Finally, in response to increasing market pressure and in an effort to be more competitive, on November 1, 2017 we eliminated our buyer transaction fees altogether.
Buyer transaction fees represented approximately 51% of our revenue in 2016 and 49% of our revenue for the first ten months of 2017, which is the period during which we charged buyer fees in 2017. Consequently, the elimination of our buyer transaction fees has had a severe adverse effect on our revenue and margins. We must increase transactional activity on our platform dramatically to make up for this lost revenue and return to growth. A critical part of our plan to adjust to our lower take rates is to increase advertising spending on our platform and operate with improved efficiency that will support lower margins. To increase our advertising spend, we are taking steps to increase significantly the ad requests coming from our seller clients, which represent inventory available for purchase on our platform, and to increase the percentage of ad requests that we convert into successful transactions (fill rate). Our plans for increasing our inventory volumes include active pursuit of more direct relationships with sellers, particularly of mobile, video, and PMP impressions, which are areas of industry growth. We also plan to access ad requests that might not otherwise be accessible to us by utilizing emerging server-side header bidding technologies, including third-party wrappers, and also integrating with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory. Our plans to improve our fill rate include using the technology we acquired from nToggle to filter out low-quality impressions so that a higher proportion of the ad requests on our platform are of interest to our buyers, and to enable our buyers to identify and purchase the impressions they want more efficiently. In addition, we expect the nToggle filtering technology to help us and our buyers control the processing costs associated with higher volumes of ad requests. These efforts require us to expend a significant amount of time and resources and may ultimately prove to be ineffective.

We may not succeed in increasing the inventory on our platform to the levels we expect for various reasons. Competitors could match our price reductions and develop their own filtering capabilities, thereby reducing competitive advantage we seek to develop. Sellers could decide to reduce the number of exchanges with which they integrate and choose competitors over us. Large sources of supply that have their own monetization capabilities and also allow us to connect to their exchanges and bid on their inventory could reduce the amount of inventory they sell through third parties, including us. Providers of third-party header bidding solutions could impose prohibitive terms. Even if we increase inventory on our platform as expected, much of that inventory growth will be through header bidding or other downstream decisioning arrangements; we must compete effectively with other sources of demand to purchase that inventory, which may be difficult if competitors have more robust demand or more effective technology or offer better pricing or service. In addition, operating at higher volumes with lower margins requires scale and efficiency, and we could have difficulty competing successfully with our largest competitors if the market evolves to aggressive price-cutting. Unless and until we are able to compensate for our price reductions by increasing advertising spend on our platform, our revenue will continue to decline, we will not be able to grow our business, our cash resources may be depleted, and we may be forced to seek additional capital to support our business and operations.
While we work to increase the volume of transactions on our exchange, we must operate more cost-effectively to relieve the pressure on our margins and cash resources that has resulted from our price reductions. We must achieve overall cost controls despite the additional investments in technology and data processing capabilities required to support the increased volume of transactions on our exchange that our growth plans require. Therefore, in addition to the pursuit of our growth strategies, we are pursuing various cost-control measures. We are undertaking various efficiency initiatives including increased automation, bid filtering, office consolidation, reduction in general and administrative expenses, and other measures, all of which involve operational tradeoffs and involve risk, including increased risk of administrative error due to reduced staffing levels. If we are not able to improve the efficiency of our operations and succeed with our growth strategies, our business may not be viable.
We must grow rapidly to remain a market leader and to accomplish our strategic objectives. In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of the reach of our solution into evolving digital media, continued growth into new geographic markets, shift of our business mix to emphasize higher growth channels and ad units, and the implementation of new offerings. If we fail to grow, the value of our company may decline.
We must reverse the business declines we experienced in 2017 and grow significantly to keep pace with the growth and change in our market and to compete effectively. Growth depends upon the quality of our strategic vision and planning and our ability to compete effectively and meet the evolving needs of our clients. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will be unable to recover and achieve our objectives.
Historically, real-time bidding, or RTB, open-market transactions, particularly for desktop display advertising, have provided most of the activity on our platform. We expect our historical open-market RTB desktop display advertising business to continue to be an important source of revenue for us, but consistent with market trends, our RTB desktop display business has declined significantly as other transaction types and channels have absorbed a greater share of advertising spend. In addition, our share of the RTB desktop display market has diminished, largely because header bidding has allowed other exchanges to compete more effectively for inventory. Accordingly, our RTB desktop display business cannot be relied upon to drive growth. In order for us to grow and compete effectively, we must continue to increase our business in other transaction types, such as PMP transactions, other channels, such as mobile and out-of-home, and other advertising units, such as video, all of which are growth areas in the market, innovate to adapt to changing market conditions, further increase our international business in existing and new markets, and significantly expand the use of our PMP offerings. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology, buyer or seller relationships, and the scope of their product offerings. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google). Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets. New offerings may not correctly anticipate market demand, may not address demand as effectively as competing offerings, and may not deliver the results we expect.
Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our future success will depend in part upon our ability to enhance our existing solution and to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements. Our solutions are complex and can require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability; we may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in buyer and seller requirements, market demands, resource availability, regulatory requirements or other factors. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, solutions that respond appropriately to the needs of buyers and sellers, and competitors may develop offerings that more successfully anticipate market evolution and address market expectations. If our solution is not responsive and competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration or preference for competitors' offerings or self-developed capabilities.
The emergence of header bidding may reduce the value of inventory available to us from sellers, and our header bidding solution may not result in revenue growth and may cause infrastructure strain and added cost.
Sellers have embraced header bidding, a technology solution by which impressions that would have previously been exposed to different potential sources of demand in a sequence dictated by ad server placement are instead available for concurrent competitive bidding by demand sources that use header bidding tags that the seller accepts. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. However, the number of header bidding tags that sellers accept is limited because too many header bidding tags can cause delays in the transaction execution process, and therefore we must compete with other demand sources for sellers' header bidding slots. With sellers that accept our header bidding tags, we may be able to participate in improved demand dynamics by competing for impressions that would previously have been allocated first to demand sources prioritized above us in the seller's ad server, with accompanying potential for improved revenue. However, some sellers may not accept our header bidding tags, and our opportunities with those sellers may be impaired as a result. Certain sources of demand with unique value propositions may be prioritized by sellers in their allocation of available header bidding slots, leaving us to compete with other competitors for the remainder. Further, header bidding allows smaller competitors with less demand and/or fewer established seller relationships to compete for higher-value impressions on a more even footing. Just as header bidding allows us to compete with demand sources that would previously have been above us in sellers' ad server sequences, it exposes us to additional competition by demand sources that, prior to the emergence of header bidding, might have been below us in the sellers' ad server sequences or otherwise unable to compete effectively for inventory. This has contributed to our loss of market share for RTB desktop display inventory.
We have increased the number of installations of our header bidding solution with sellers. However, the productivity of our implementations to date has varied among sellers as a result of factors over which we have limited control, including seller systems and capabilities, technical proficiency of seller implementations, and other third-party code that sellers load onto their pages. As a result, many implementations require individualized adaptation and troubleshooting. Because header bidding has typically relied upon the consumer’s browser for execution, header bidding auctions can fail if the consumer’s browser is not updated or if the consumer’s internet connection is slow, and header bidding can cause increased load times for content, adversely affecting user experience. Mobile browsers present additional difficulties. One alternative is to migrate functionality away from the client-side to the server-side, which is more highly controlled and should support faster load times. We are pursuing server-side solutions, but they present their own challenges. Adding an additional step between the user’s browser and the demand source can cause increased latency and limit the amount of user data that is transmitted, contributing to difficulties in user data syncing and resulting adverse effects on audience targeting. Server-side technology also significantly increases the volume of demand sources that can be accommodated, resulting in increased competition for impressions. Further, the host of the server used in a particular transaction has an advantage in user synch with its demand sources, at least until some form of universal user identification approach gains significant market adoption. In the future, we plan to host more server-side header bidding solutions for our sellers, but this will increase our infrastructure costs, which we will not recover without increasing our fill rates.
As we invest in development of next-generation header bidding technology, we must continue working to improve the efficiency and effectiveness of our current header bidding solution and installations. Until we address these transitional issues, we will not fully offset the increased infrastructure costs associated with the higher volume of ad and bid requests we process as a result of header bidding; and we will not be able to take full advantage of the opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of higher value inventory. In addition, the expansion of header bidding exposes more inventory to competitive bidding, thereby potentially resulting in increased volatility of our operating results with little warning as a result of various factors, including evolution in technology and changes in business practices such as competitors’ bidding tactics and sellers’ ad server integration and management.

We must increase the scale and efficiency of our technology infrastructure to support our growth and transaction volumes.
Our technology must scale to process the increased ad requests we anticipate on our platform. Additionally, for each individual advertising impression created when a user visits a website or uses an application where our auctions technology is integrated, our technology must send bid requests to appropriate and available buyers, receive and process their responses, select a winner, and, increasingly, integrate with third-party header bidding or other downstream decisioning systems. It must perform these transactions end-to-end within milliseconds. We must continue to increase the capacity of our platform to support our high-volume strategy, to cope with increased data volumes resulting from header bidding, increases in the number of buyers and sellers, and an increasing variety of advertising formats and platforms, and to maintain a stable service infrastructure and reliable service delivery. Delivering this increased capacity while concurrently reducing organizational costs to help compensate for our reduced revenue base will require us to implement more efficient data processing and traffic filtering. If we are unable, for cost or other reasons, to effectively increase the capacity of our platform, continue to process transactions at fast enough speeds, and support emerging advertising formats or services preferred by buyers, our revenue may be adversely affected by the inability to obtain new buyers or sellers, loss of existing buyers or sellers, or failure to process auction transactions in a timely manner. We expect to continue to invest in our platform to meet increasing demand. Such investment may negatively affect our profitability and results of operations, or cause dilution to our stockholders.
Our belief that there is significant and growing demand for our private marketplace solutions may be inaccurate, and we may not realize a return from our investments in that area.
We believe there is significant and growing demand for PMPs, and we have made significant investments to meet that demand through internal development efforts. The market for these solutions is still developing and may not grow as we expect, or it could have slow adoption rates for various reasons, including reluctance of some sellers to substitute our solution for transactions they have historically handled themselves through direct dealings with buyers. It is our expectation that PMPs may involve lower fees than we can charge for our real-time bidding services, which may not be fully offset by anticipated higher CPMs. In some cases, we have experienced fee pressure as we have built out our PMP offering, and we expect this fee pressure to increase as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enter this business. Even if the market for these solutions develops as we anticipate, buyers and sellers might not embrace our offerings to the degree we expect due to various factors. For example, we may not be successful in building out these offerings consistent with our vision, or competitive offerings may be offered at lower prices or be perceived as having better features and functionality. We may also be unable to scale our solution to markets outside of the United States due to local currency or other specific regulatory or operational requirements that we are unable to comply with. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our PMP offerings on our results of operations may be offset or negated if PMPs cannibalize our open marketplace transaction volumes or by similar offerings from our competitors or other adverse developments.
Our expectations regarding the growth prospects of our buyer offerings may be incorrect, and we may not realize a return from our investments in that area.
We compete for demand with well-established companies that have technological advantages stemming from their experience in the market. We must continue to adapt and improve our demand technology to compete effectively, and buyers may not embrace our offering due to various factors, including the perception that competitors have superior technology or produce better results. Buyers’ efforts to optimize their supply paths have resulted in demands for transparency, inventory quality accountability, and longer payment terms. Some buyers are demanding access to data that we are restricted from sharing by our arrangements with sellers. These factors may make it difficult for us to increase our business with some buyers, cause some buyers to reduce their spending with us, and increase our costs of doing business.
We have invested heavily in our mobile technology, which poses additional risks that did not affect our legacy desktop display business. Mobile connected devices, their operating systems, Internet browsers or content distribution channels, including those controlled by our competitors, may develop in ways that make it difficult for advertisements to be delivered to their users. Further, we rely upon relationships with third parties to provide our buyers with access to large numbers of mobile inventory sellers that utilize third-party technology to display ads. If our access to mobile inventory is limited by third-party technology or lack of direct relationships with mobile sellers, our ability to grow our business will be impaired.
Due to increased usage of mobile devices and resulting migration of advertising spending to mobile platforms, we have invested heavily in our mobile technology and are relying to a significant degree on our mobile offerings to fuel our continued growth. The mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solution less competitive. Because mobile advertising uses different data-capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China and India, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in achieving our goals in this market. Moreover, buyers' spending to reach consumers through mobile advertising may evolve more slowly than expected, or not grow to levels we anticipate. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth depends to a significant degree on the success of our xAPI technology, which enables us to access inventory aggregated by third parties, and there can be no assurance that this technology will continue to work as anticipated, without costly bugs or errors. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile-connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities. Network carriers may also affect the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems, applications, or Internet browsers for any reason, our ability to generate revenue through mobile advertising could be significantly impaired.
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
Fee issues could have a material adverse effect on our business.
A majority of our advertising spend comes from DSP buyers purchasing advertising inventory in RTB transactions on our platform. Prior to eliminating our buyer fees on November 1, 2017, our proprietary auction algorithms included a buyer fee for use of our technology, and we typically charged buyers a variable price for real-time bidding impressions without specifying the amount or method of determining the fee that was included in the price. Buyers and sellers sometimes questioned our buyer fees, and we experienced requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds, and greater levels of pricing transparency and specificity, in some cases as a condition to maintain the relationship. This could continue with respect to historical buyer fees. In addition, we charge fees to sellers for use of our technology, typically as a percentage of the cost of media and we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors.
We also may face the risk that a buyer that is dissatisfied with the execution of a transaction on our platform could request a refund from us of the advertising spend on the transaction notwithstanding that we have only collected a fee on the transaction and may not have the ability to recover the full amount of spending associated with the transaction from the seller. Our revenue, take rate, the value of our business, and the price of our stock could be adversely affected if we cannot maintain and grow our revenue and profitability through volume increases that compensate for price reductions, or if we are forced to make significant fee concessions or refunds, or if buyers reduce spending with us or sellers reduce inventory available through our exchange due to fee disputes or pricing issues.
We have a history of losses and we need to sustain and increase investment in our technology in order to be competitive, but we face many risks that may prevent us from achieving or sustaining profitability in the future.
We reported a net losses of $154.8 million, $18.1 million, and $18.7 million during the years ended December 31, 2017, 2016, and 2014, respectively. During the year ended December 31, 2015, we reported net income of $0.4 million. As of December 31, 2017, we had an accumulated deficit of $253.8 million. During 2017, we were not able to sustain our earlier revenue growth and experienced significant declines in revenue and earnings for various reasons including our decisions to reduce and then eliminate our buyer fees. We have implemented strategic plans designed to reverse our financial declines and return to growth, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth.
Notwithstanding these measures, revenue may continue to decrease due to competitive pressures, maturation of our business, or other factors, and additional cost-reduction measures may be required even as we must continue to increase investment in technology in response to industry developments and to retain competitiveness. We may not be able to return to revenue growth or to achieve or sustain profitability in the future.

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

•	return to revenue growth and positive cash flow before depleting our cash resources to the point that our ability to fund our cash cycle and invest in our business is impaired;

•	build and maintain our reputation for innovation and solutions that meet the evolving needs of buyers and sellers;

•	distinguish ourselves from the wide variety of solutions available in our industry;

•	maintain and expand our relationships with buyers and sellers;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	attract, hire, integrate and retain qualified employees;

•	effectively execute upon our international expansion plans;

•	evaluate new acquisition targets, and successfully integrate acquired companies' businesses and technologies;

•	maintain our cloud-based technology solution continuously without interruption 24 hours a day, seven days a week; and

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

•
changes in pricing of advertising inventory or pricing for our solution and our competitors' offerings, including potential further reductions in our pricing and overall take rate as a result of competitive pressure, changes in supply, improvements in technology and extension of automation to higher-value inventory, uncertainty regarding rate of adoption, changes in the allocation of demand spend by buyers, changes in revenue mix, auction dynamics, pricing discussions or negotiations with clients and potential clients, header bidding and other factors;

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
Because significant portions of our expenses are relatively fixed, variation in our quarterly revenue could cause significant variations in operating results and resulting stock price volatility from period to period. In order to minimize adverse effects of our price reductions on revenue, we must increase the inventory and advertising spend on our platform and add more high-value inventory, which requires ongoing investment that can adversely affect earnings and might ultimately be unsuccessful. Period-to-period comparisons of our historical results of operations are not necessarily meaningful, and historical operating results may not be indicative of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.
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
We have had significant attrition, including through workforce reductions, and it may become increasingly difficult to retain employees given concerns about our financial performance and significant reduction in the value of equity compensation resulting from the significant decline we have experienced in the market value of our common stock. Significant changes in our personnel may make it difficult for us to maintain our institutional knowledge and corporate culture, which has contributed significantly to our success in the past. If our culture and knowledge base are negatively affected, our ability to support our growth and innovation may diminish.
Risks Related to the Advertising Technology Industry, Market, and Competition
Market conditions are increasing the costs and risks of our operations.
Due to various factors, including header bidding, market pressure from the increasing share of the digital advertising economy absorbed by Google and Facebook, and demands by both buyers and sellers of digital advertising for increased efficiency and value throughout the ecosystem, business conditions are becoming more difficult for intermediary businesses like ours. We see this in various ways. Both demand and supply for digital advertising inventory outside the “walled garden” companies are becoming less unique, contributing to commodification of the business. Buyers and sellers are demanding more favorable trade terms, which puts pressure on our cash collections cycle and can require more of our cash to fund our payments, making it unavailable to invest in growth. Buyers increasingly require us to accept liability for inventory quality and sellers increasingly require us to accept liability for ad content, despite the fact that we are not in direct control of either. Increased buyer vigilance regarding non-human traffic and other inventory quality issues, and varying inconsistent methodologies for assessing inventory quality, are causing buyers increasingly to withhold payment for transactions they question. Buyers and sellers are increasingly insisting upon using their own data to resolve discrepancies in transaction counts more favorably to them, resulting in some revenue loss. These and similar trends increase the costs and risks of our operations and put pressure on our margins.
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
Any expansion of the market for digital advertising solutions depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, quality, viewability, malware issues or other issues associated with buyers, advertising channels or inventory, negative perceptions of digital advertising, additional regulatory requirements, or other factors, or if we fail to develop or acquire capabilities to meet the evolving business and regulatory requirements and needs of buyers and sellers of multi-channel advertising, our competitive position will be weakened.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or that are more evolved and established than ours, and have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some buyers that use our solution, and some potential buyers, have their own relationships with sellers or are seeking to establish such relationships and can directly connect advertisers with sellers, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through other intermediaries other than us, reducing the amount of advertising spend on our platform. In addition, as a result of solutions introduced by us or our competitors, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, due to competition and growth in our industry or our failure to develop adequately to meet market evolution, we could lose clients and market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.

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
As technology continues to improve and market factors continue to attract investment by others in the business, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position through innovation, development and acquisitions. In order to compete effectively, we may need to innovate, further differentiate our offerings, and expand the scope of our operations more quickly than would be feasible through our own internal efforts. However, because some capabilities may reside only in a small number of companies, our ability to accomplish necessary expansion through acquisitions may be limited because available companies may not wish to be acquired or may be acquired by larger competitors with the resources to outbid us, or we may need to pay substantial premiums to acquire those businesses. Our ability to make strategic acquisitions has also been hampered by the significant decline we have experienced in the value of our common stock, because our stock may not be viewed favorably as acquisition currency by an acquisition target, and the lower our stock price, the more dilution results from stock-based acquisitions.
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
Our revenue is vulnerable to acts by third parties that reduce the amounts of spending or inventory available to us. For example, the amount of inventory available to independent platforms like us could be reduced as a result of decisions by Facebook to emphasize content viewable through its site or to favor friends-and-family type feeds over third-party properties, or decisions by Google to utilize its ad server advantages to outbid us and other competitors in open-market transactions. Similarly, decisions by buyers and sellers to transact directly rather than through us would tend to reduce both spending and inventory on our platform.
Our business depends on our ability to collect and use data to deliver advertisements, and to disclose data relating to the performance of advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers, and revenue.
As we process transactions through our solution, we are able to collect significant amounts of information about advertisements, their buyers and sellers, and the transactions themselves. This includes buyer and seller preferences and requirements for media and advertisement content and specifications such as placement, size and format; pricing of advertisements; and auction activity such as price floors, bid response behavior, and clearing prices. We also are able to collect certain information about users, including browser or device location and characteristics; online behavior; exposure to and interaction with advertisements; and inferential data about purchase intentions and preferences. We collect this data through various means, including from our own systems, pixels, web beacons, software development kits installed in mobile applications, and cookies (which are discussed below). Our sellers and buyers also may provide us with their proprietary data about users.
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
Much of the data we collect and use belongs to our buyers or sellers, and we receive their permission to use it. (Other data is subject to control by Internet users, either as a result of regulation or through choices such as behavioral advertising opt-outs or use of ad blocking technologies, as discussed below). We use data related to our buyers and sellers and their transactional activity on our platform to facilitate our services, but we must exercise care not to use this data in ways that provide unfair advantages to, or adversely affect, buyers or sellers. Although our sellers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, sellers or buyers might decide to restrict our collection or use of their data. There could be various reasons for this, including perceptions by buyers that their data can be used by sellers to extract higher prices for impressions, or perceptions by sellers that their data can be used by buyers to bid tactically to reduce pricing for impressions. Buyers and sellers may also request that we discontinue using data obtained from their transactions that has already been aggregated with other data. It would be costly and difficult, if not impossible, to comply with such requests. As consumers continue to increase their use of digital technology and to incorporate multiple devices into their lives, linking and using data across such devices will become increasingly important. Various challenges affect our ability to link data relating to discrete devices or browsers, including different technologies, increased user awareness and sensitivity regarding use of data about their device usage, and evolving regulatory and self-regulatory standards. These challenges may slow growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and buyers.
If the use of cookies is restricted or subject to unfavorable regulation, or cookies are replaced by alternative tracking mechanisms, our performance may decline and we may lose buyers and revenue.
We use "cookies," or small text files placed through an Internet browser on an Internet user's computer, to gather data to enable our solution to be more effective. Our cookies record certain user information, such as when an Internet user views or clicks on an advertisement, where a user is located, how many advertisements the user has seen, and browser or device information. We may also receive information from cookies placed by buyers or other parties who give us permission to use their cookies. We use data from cookies to help buyers decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, transactions occurring through our solution would be executed with less insight into activity that has taken place through an Internet user's browser, reducing the accuracy of buyers' decisions about which inventory to purchase for an advertising campaign. This could make placement of advertising through our solution less valuable, with commensurate reductions in pricing. If our ability to use cookies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookie data, which could be time consuming to develop or costly to obtain, less effective than our current use of cookies, and subject to additional regulation.
Cookies are an important component of our ability to provide a satisfactory offering to our clients, and our continued use of cookies is vulnerable to actions by sellers of inventory, consumers, and regulators. For example, the European Union, or EU, Privacy and Electronic Communications Directive (Directive 2002/58/EC), commonly referred to as the “Cookie Directive,” directs EU member states to ensure that Internet users consent to storing or accessing information on their devices, such as through a cookie. Because we lack a direct relationship with Internet users, we currently rely on our sellers to obtain such consent. Once the EU General Data Protection Regulation (“GDPR”) (as further described below) comes into effect, it may become more challenging for sellers to obtain effective consent under the Cookie Directive. In order to obtain effective consent, sellers must provide increasingly granular data to end users about cookies placed in the course of delivering an advertisement, including cookies placed by us, or by buyers using our technology. Providing this granular level of data may be difficult, and in some cases where a buyer is non-responsive or recalcitrant, may not be possible. Further, to the extent any seller does not adequately satisfy their consent obligations for our technology, we may face regulatory risk. As a result, these types of disclosure requirements, as well as any other limitations on our or our clients’ ability to place or use third-party cookies, may impair our ability to provide services in certain jurisdictions. The EU is also expected to replace the Cookie Directive with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation propose significant requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the Cookie Directive.
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
If cookies are effectively replaced by proprietary alternatives, our continued reliance upon cookie-based methods may face negative consumer sentiment and otherwise place us at a competitive disadvantage, compelling us to develop or license alternative proprietary tracking methodologies. Development would take time, potentially subjecting us to competitive disadvantages, and require substantial investment from us. Development also may not be commercially feasible given our relatively small size, the fact that development of such technologies may require technical skills that differ from our core engineering competencies, and the likelihood that the market would adopt solutions developed by larger competitors. Licensing new proprietary tracking mechanisms and data from companies that have developed them may not be viable for us for various reasons; creators of such technology may compete with us and may offer to provide the technology to us only on unfavorable terms or not at all, and if proprietary web tracking standards are owned by sellers or browser operators that have access to user information by virtue of their popular consumer-oriented websites or browsers and design their technology for use in conjunction with the types of user information collected from their websites or design their browser to disfavor third-party cookies, we may still be at a competitive disadvantage even if we license their technology.
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
If the use of third-party cookies for digital advertising generally is rejected by Internet users, through opt-out or ad-blocking technologies or other means, or if other consumer choice mechanisms like “Do Not Track" and ”Limit Ad Tracking" inhibit our ability to collect and use data about end users, our performance may decline and we may lose buyers and revenue.
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
Second, some Internet users also download free or paid "ad blocking" software, not only for privacy or security reasons, such as a desire to avoid being targeted for ads based upon location or online activity, but also to counteract the adverse effect advertisements can have on users' experience, including increased load times, data consumption, and screen overcrowding. Similar ad blocking technology has also recently emerged for mobile devices. Such ad blocking technology may prevent certain third-party cookies, or other tracking technologies, from being stored on a user's computer or mobile device. If more Internet users adopt these measures, our business could be harmed. Ad blocking technologies could have an adverse effect on our business if they reduce the volume or effectiveness (and therefore value) of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed "acceptable," which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.
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
Third, current versions of the most widely used web browsers allow users to send "Do Not Track" signals to indicate that they do not wish to have their web usage tracked. There is currently no definition of "tracking" and no set of commonly accepted standards regarding how to respond to a "Do Not Track" preference, but if such standards are implemented, either by applicable law or industry self-regulation, they could impose significant requirements and limitations on our data collection. Some proposed standards would allow first parties to continue to track users, even if the users have enabled the "Do Not Track" signal in their web browser, but would prevent third parties, like us, from any further tracking of such users across the Internet. Such a standard would place us at a significant competitive disadvantage compared to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solution. Even absent an industry standard, various government authorities have indicated an intent to implement some type of "Do Not Track" standard. For example, the Federal Trade Commission, or FTC, and the European Commission, which proposes legislation to the European Parliament, have previously stated that they will pursue a legislative solution if the industry does not agree to a standard. Additionally, members of Congress have also issued public statements supporting the idea of a legislative solution. Such legislation or regulation may affect our ability to collect or use data collected through our platform when a user enables "Do Not Track," and may also include a distinction between first-party and third-party collection and usage of data, which may impact our ability to compete in the marketplace. We may separately elect to respond to any such legislation by adopting a policy to discontinue profiling or web tracking in response to

"Do Not Track" requests, and it is possible that we could in the future be prohibited from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to target and improve advertisements and the value of our services.
Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.
Many local, state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for new regulation directed at the digital advertising industry in particular, and we expect to see an increase in legislation and regulation related to the collection and use of data to target advertisements and communicate with consumers, including mobile device and cross-device data, geo-location data, anonymous Internet user data and unique device identifiers, such as IP address or mobile advertising identifiers, and the collection of data from apps and websites that are directed to children. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
The U.S. government, including the FTC and the FCC, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. For example, the U.S. Senate and certain state legislatures are considering enacting regulations that would place significant restrictions on the collection and use of geo-location data, including for advertising purposes. More recently, the FTC has issued guidance on how companies should apply privacy principles to tracking and delivery of targeted advertisements to consumers across multiple devices. The FTC has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children. In addition, the European Union has adopted a General Data Protection Regulation, Regulation (EU) 2016/679 or the "GDPR," that will supersede the EU Data Protection Directive. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. The regulatory climate in Europe, in particular, has grown increasingly unfavorable for advertising technology based business. Regulators have expressed antipathy towards common technologies deployed in digital advertising. As a result of the heightened consent and compliance obligations imposed by GDPR and anticipated under the ePrivacy Regulation, publishers may experience significantly higher rates of users who express a preference to limit the collection or use of certain data about them or their device, which could reduce the value of advertising to such users, with adverse effects on our revenue. European publishers may choose to monetize their content through non-advertising based methods, including but not limited to, converting to a subscription based website only.
The UK's decision to leave the European Union may add cost and complexity to our compliance efforts. The UK is an important geography for us and we have structured our EU privacy and data protection compliance in a UK-centric way by using our UK subsidiary as our EU data controller. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance mechanisms and adapt separately to any new UK requirements. Complying with any new regulatory requirements could force us to incur substantial costs, impact how clients view our technology, or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
Further, many governments are restricting the transmission or storage of information about individuals beyond their national borders. Such restrictions could, depending upon their scope, limit our ability to utilize technology infrastructure consolidation, redundancy, and load-balancing techniques, resulting in increased infrastructure costs, decreased operational efficiencies and performance, and increased the risk of system failure.
These laws and regulations are continually evolving, not always clear, and not always consistent across the jurisdictions in which we do business. The measures we take to protect the security of information that we collect, use, and disclose in the operation of our business may not always be effective. Our failure to protect, and comply with applicable laws and regulations or industry standards applicable to, personal data or other data relating to consumers could result in enforcement action against us, including fines, imprisonment of our officers, and public censure, claims for damages by consumers and other affected individuals, damage to our reputation, and loss of goodwill. This is particularly true given that the FTC, Attorneys General of various U.S. States and various international regulators (including numerous data protection authorities in the European Union), have specifically cited as enforcement priorities certain practices that relate to digital advertising. Even the perception of concerns relating to our collection, use, disclosure, processing, and retention of data, including our security measures applicable to the data we collect, whether or not valid, may harm our reputation (and the reputation of the digital advertising ecosystem) and inhibit adoption of our solution by current and future buyers and sellers. We are aware of ongoing lawsuits filed against, or regulatory investigations into, companies in the digital advertising industry concerning various alleged violations of consumer protection, data protection, and computer crime laws, asserting various privacy-related theories. Any such proceedings brought against us could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services, and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. We may also be contractually liable to indemnify and hold harmless buyers or sellers from the costs or consequences of litigation or regulatory investigations resulting from using our services or from the disclosure of confidential information, which could damage our reputation among our current and potential sellers or buyers, require significant expenditures of capital and other resources and cause us to lose business and revenue.
Privacy and other regulatory violations by other participants in the digital advertising ecosystem could lead to increased regulatory and enforcement activities, reductions in the growth of demand for digital advertising, and increased user requirements, all of which could have adverse consequences and impose additional costs for all industry participants, including us.
The European Union's General Data Protection Regulation, which will take effect in May 2018 and restricts the transfer of personal data of EU residents to the United States, as well as pending legal cases in the European Union challenging certain transfers of such personal data outside of Europe, could require us to adopt costly compliance mechanisms, subject us to increased regulatory scrutiny, and hamper our plans to expand our business in Europe.
The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the Data Protection Directive) as well as legislation adopted in the member states to implement the Data Protection Directive. The Data Protection Directive generally prohibits the transfer of personal data of EU subjects outside of the European Union, unless the party exporting the data from the European Union implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on alternative compliance measures that directly subject us to regulatory enforcement by data protection authorities located in the European Union. As a result, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Being forced to rely on alternative compliance measures could also affect the market for our technology, as EU clients may choose to do business with EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Further, some of these alternative compliance measures are facing legal challenges, for example in Data Protection Commissioner v. Facebook and Maximillian Schrems, which was recently referred by the Irish High Court to the Court of Justice of the European Union. If these legal challenges successfully invalidate the alternative compliance measures that we currently rely on or may choose to rely on in the future, it may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. Additionally, such an invalidation might affect our reputation with our clients, who may choose to work with businesses that do not rely on such compliance mechanisms, to ensure legal and regulatory compliance.
Additionally, the European Union has adopted the GDPR, which will supersede the Data Protection Directive in May 2018, or perhaps earlier in some jurisdictions. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU subjects to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Implementing these policies before the GDPR takes effect will take considerable time and resources, and could result in slowing our ability to develop, acquire, or enter into agreements to use new products, technologies, or types of data. By way of example, we must ensure that any recipient of personal data from data subjects in the EU can satisfy the adequate protection standards imposed by the EU. We may need to terminate relationships with third parties that do not satisfy these standards. In such case, we may have interruptions in our current client and vendor relationships, which may be disruptive and/or costly to our business. Further complicating this effort, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union. Additionally, the GDPR significantly increases the potential fines that might be awarded for violations of the regulation, in some cases permitting fines of up to 4% of a company’s total global turnover, though it remains unclear how EU data protection authorities will enforce the regulation and what penalties they may seek to impose on companies that violate the regulation. Finally, GDPR permits some forms of representative actions, which may be similar to class actions or collective actions in the United States. Allowing such representative actions may incentivize parties, organizations, and/or advocates to pursue private legal action relating to data protection violations more aggressively.
Current guidance on the obligations set forth in the GDPR remains sparse, so we have limited resources to draw upon as we develop our ongoing compliance practices. In particular, under the GDPR, a company is only permitted to process personal data if it satisfies one of the permitted grounds for processing data. For our core business operations, we are processing data in accordance with the “legitimate interest” grounds, which permit processing activities, provided the interests are not “overridden by the interests or fundamental rights and freedoms of the data subject.” There is minimal guidance on the factors that would override any legitimate interest for processing. To the extent our legal basis for processing data is called into question, we may be restricted from collecting and/or processing end user data within the EU. Moreover, if we are no longer able to rely on the “legitimate interest” grounds and must instead rely on “consent,” it may be difficult for our publishers to obtain effective consent on our behalf, and it may be difficult for us to obtain effective consent directly given our lack of direct relationships with end users and the lack of clear and consistent guidance by EU data protection authorities as to how third parties might obtain effective consent from end users. These complexities are compounded by the ability of different national and state governmental authorities within the EU to adopt differing interpretive and enforcement approaches to the law.
The GDPR significantly worsens the regulatory climate in the EU for ad tech generally. If European publishers react by choosing to monetize their content through non-advertising based methods (such as paid subscriptions), or reduce use of personal data subject to the GDPR in order to reduce compliance cost and risk, the volume and value of impressions available through our exchange would decrease, with potentially significant adverse consequences for our business.
The recently passed U.S. comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes future limitations on the deductibility of Research and Development (R&D) expenditures and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. Our U.S. deferred tax assets and liabilities have been revalued as of December 31, 2017 at the newly enacted corporate rate and we have recorded a provisional estimate of our income at December 31, 2017 for the transition tax liability related to the deemed repatriation of all undistributed earnings from our foreign subsidiaries. The Tax Act could result in significant one time charges in future taxable years and increase our future U.S. tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
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
Buyers could attempt to hold us responsible, and not to pay us, for impressions that do not satisfy their viewability requirements or expectations, and depending upon how viewability evolves, market practice or emerging regulation may require us to incur compliance costs and assume some responsibility for viewability of advertisements transacted through our solution. Divergent views of how to measure viewability and imperfect measurement technology could lead to disagreement, increasing risk of disputes, demands for refunds, and reputational harm.
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
We have in the past provided, and may continue to provide, forecasts related to our market, including forecasts relating to the expected growth in the digital advertising market and parts of that market as well as the forecasted trend towards automation of analog and print advertising markets. Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Moreover, the anticipation that the advertising industry will continue to shift from analog and print media to digital advertising at the rate forecasted, or the anticipation of the shift in advertising spending from analog to digital, may not come to fruition. Further, even if the market grows, we may not. Our plans to enter or increase our presence in various markets may not succeed for various reasons, including possible shortfall or misallocation of resources or superior technology development or marketing by competitors. Large competitors, principally Google and Facebook, have absorbed a large portion of recent growth in digital advertising spending and appear well positioned to continue to do so, making it more difficult for smaller companies like us to participate in market growth without taking share from competitors.
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
Generally, our buyers and sellers are not obligated to provide us with any minimum volumes of business, may do business with our competitors as well as with us, may reduce or cancel their business with us without penalty, and may bypass us and transact directly with each other or through other intermediaries that compete with us. Accordingly, our business is highly vulnerable to changes in the macro environment, price competition, and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers or sellers to migrate to competitors' offerings.
Sellers and buyers may seek to change the terms on which they do business with us, or allocate their advertising inventory or demand to our competitors who provide advertising demand and supply to them on more favorable terms or whose offerings are considered more beneficial. Sellers may allocate their available inventory among channels according to various methodologies that often result in ranked prioritization in their ad servers. Competitors ranked higher in priority see available impressions earlier and have more opportunity to acquire more inventory and more high value inventory. It is easy for sellers to change rankings in their ad servers, and we cannot control how sellers rank us, and to the extent that competitors have higher priority than us, our revenue and the quality of inventory available to our buyers can be adversely affected. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, and restrictions on the use of specified creative content or format. Finally, with the proliferation of header bidding, sellers' inventory could be available for purchase through multiple exchanges simultaneously, thereby potentially reducing the number of ad impressions sold through our exchange even where we have historically had relationships with the seller.
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us, quickly and without penalty, for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; the new offerings by or strategic relationships with our competitors; change or removal of personnel with whom we traditionally had relationships; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); adoption of header bidding solutions; or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues affecting our systems or the systems of our larger buyers or sellers could also cause a decline in spending. As is typical in our industry, some of the largest buyers and sellers on our platform are also competitors, which could increase the risk that such companies could reduce their business with us. These factors make it important for us to expand and diversify our client relationships. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace revenue loss from any large buyers or sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect.
Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current buyers and sellers will continue to use our solution or that we will be able to replace lost buyers or sellers with new ones. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.
We must provide value to both buyers and sellers of advertising without being perceived as favoring one over the other or being perceived as competing with them through our service offerings.
Buyers and sellers have different interests, with each trying to enhance its value in their transactions through use of data, requests that we adapt our solution to help them, and other means. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to improve auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in our business results in the availability and use of more data more incisively to inform buying and selling decisions. Third-party data analytics providers encourage this dynamic by offering products to buyers and sellers to attempt to swing transactional dynamics to their advantage at the expense of the other. We come under pressure to provide raw data to fuel these products and to facilitate their use by buyers and sellers on our platform. Unlike some competitors, who focus on serving either buyers or sellers, we must serve the interests of both, meaning that we must exercise caution in use of data and may determine not to facilitate some data products, which could result in loss of business from clients that insist upon using such products. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Consistent with our goal of connecting buyers and sellers, we inevitably grow closer to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. For example, our recent decision to default to a first-price auction dynamic for all our header bidding auctions could be perceived by some buyers as serving the interests of sellers by increasing amounts paid for inventory, while some sellers could view our Estimated Market Rate service, which is designed to reduce buyers’ first price bids while maintaining their win rates, as favoring buyers. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
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
Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required or choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers may require direct billing and collection arrangements between themselves, and some providers of header bidding wrappers or other downstream decisioning mechanisms in which we participate (such as Google EBDA) may control billing and collection for transactions we win through their platforms. When we collect from buyers and pay sellers, we are able to retain our fees from cash we collect before remitting balances to sellers. However, if we do not manage collections and payments, we will need to invoice clients for our fees, which may delay our collections and increase visibility and result in pressure for more transparent or lower fees. Further, growth and increased competitive pressure in the digital advertising industry is causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.
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
We contractually require our buyers and sellers to abide by relevant laws, rules and regulations, as well as restrictions by their counterparties, when transacting on our platform, and we generally attempt to obtain representations from buyers that the advertising they place through our solution complies with applicable laws and regulations and does not violate third-party intellectual property rights, and from sellers about the quality and characteristics of the impressions they provide. We also generally receive representations from buyers and sellers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection practices. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate their compliance. For example, we cannot control the content of buyers’ advertisements or sellers’ media properties, and we are often unable to determine exactly what information a buyer collects after an ad has been placed, and how the buyer uses any such collected information. If buyers or sellers fail to abide by relevant laws, rules and regulations, or contract requirements, when transacting over our platform, or after such a transaction is completed, we could potentially face liability for such misuse. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to some form of sanction or penalty. We may not have adequate indemnity to protect us against, and our policies of insurance may not cover, such claims and losses.
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
We implemented a reduction in force affecting approximately 125 employees in November 2016 and, in the first quarter of 2017, we exited the intent marketing business and reorganized our management team. These steps were part of a larger effort we began earlier in 2016 to realign our business to address the needs of our clients and the evolving marketplace in which we operate, and to pursue our strategic priorities. Our strategic decisions to reduce and then eliminate our buyer fees have contributed to a significant decline in our revenue and cash flow, which compelled us to pursue additional cost-reduction measures in the first quarter of 2018 in an ongoing effort to operate profitably. As a result, we implemented further headcount reductions of approximately 100 employees in the first quarter of 2018. We had previously scaled our organization in anticipation of continuing revenue growth in excess of the actual results we have achieved, and the steps we have taken are intended to reduce our costs to align our organization and cost structure more appropriately to our current revenue and scale and to position us better to expand our investments in future growth areas including header bidding, mobile, video, and PMP. However, our cost reduction efforts do not assure our profitability. Additional cost reductions may be implemented in the future, and cost savings may be offset by future hiring or other costs to pursue strategic objectives. The reduction in force and management reorganization could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our service delivery and make it more difficult for us to pursue new opportunities and initiatives in the future.
Real or perceived errors or failures in the operation of our solution could damage our reputation and impair our sales.
We must operate our technology infrastructure without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure or changes are made to sellers' or buyers' software interfacing with our solution. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, changes to our solution have in the past caused errors in the reporting and analytics applications for buyers, resulting in delays in their spending on our platform. Errors or failures in our solution, even if caused by the implementation of changes by buyers or sellers to their systems, could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them.

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
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. Further, because our Los Angeles headquarters and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
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
We maintain our own confidential and proprietary information in our IT systems, and we control or have access to confidential, proprietary, and personal data belonging or related to buyers, sellers, and their clients and users, as well as vendors and business partners. Our clients and various third parties also have access to our confidential and proprietary information. There is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts to protect this data.
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
Failure to detect or prevent fraud, intrusion of malware through our platform into the systems or devices of our clients and their customers, or other actions that impact the integrity of our solution or advertisement performance, could cause sellers and buyers to lose confidence in our solution and expose us to legal claims, which would cause our business to suffer. If we terminate relationships with sellers as a result of our screening efforts, our volume of paid impressions may decline.
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers' devices. We use proprietary technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Despite our efforts, it can be difficult to detect fraudulent or malicious activity for various reasons. We do not own content and must rely in part on sellers and buyers for controls with respect to such activity. Perpetrators of fraudulent impressions and malware can be ingenious and change their tactics to adapt to preventative measures, requiring us to improve over time our processes for assessing the quality of sellers' inventory and controlling fraudulent activity. Fraudulent activity is more difficult for us to detect and police in inventory we access through third-party aggregators, because in those situations we do not connect directly to the publishers and their servers. We plan to increase our reliance on this type of inventory as part of our strategy to increase the volume of transactions on our platform, which could expose us to increased risk of fraudulent activity. If we fail to detect or prevent fraudulent or other malicious activity, we could face legal claims from clients and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business.
We are relying upon the ad classification technology we acquired from nToggle to help us increase the scale of our business and compete for demand.
In July 2017, we purchased nToggle, which had developed ad classification and filtering technology. Our plan is to use the technology to filter bidstream data to help our buyers more efficiently identify and purchase the inventory they are looking for, help our sellers monetize their inventory, and enable us to process ad requests more efficiently and achieve higher fill rates. As such, it is an important part of our strategic plans and is critical to our ability to increase the volume of transactional activity on our exchange significantly and in a cost-effective manner. We have invested substantially in continued development of the technology and the rollout of the classification and filtering capabilities to all of our buyers globally. The filtering stack is available in all of the US and Europe as of the first quarter of 2018, and Asia will be deployed by the second quarter of 2018. The current version of the technology is designed to eliminate low-value traffic for each buyer, and increase the amount of traffic that each buyer finds valuable, with the result that our traffic will be more valuable to our buyers than what they see from other exchanges. The technology requires additional development and its ongoing integration into our platform and implementation of the technology at scale in our services to our clients will continue to require significant efforts. We may need to allocate more resources to integration and product development activities than originally anticipated, and these efforts may increase the short-term cost of the deployment until we can more tightly integrate the features into our core platform. While we believe that the technology will give us a significant advantage in filtering capabilities over our competitors, some of our competitors are larger and better funded than we are, can devote more resources to development of technologies like filtering than we can, and thus might develop similar or better capabilities faster than we can. We intend to provide nToggle’s technology to our DSPs without charging separately for it, so we do not currently expect to generate revenue directly from sale of filtering services based upon nToggle’s technology. Instead, we plan to rely upon positive effects from integration of nToggle’s technology into our operations, as described above, to recover our investment in the acquisition and help us return to growth and positive cash flow. However, the results we expect from the nToggle technology might not materialize, and we may not be able to recoup our investment in the technology, potentially resulting in adverse effects on our strategic plans and negative effects on our results of operations, cash flows, and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges.
Any acquisitions we undertake may disrupt our business, adversely affect operations, dilute stockholders, and expose us to costs and liabilities.
Acquisitions have been an important element of our business strategy, and we may pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, including the following:

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

•
The anticipated benefits from the acquisition may not be achieved, including as a result of loss of clients or personnel of the target, other difficulties in supporting and transitioning the target's clients, the inability to realize expected synergies from an acquisition, or negative culture effects arising from the integration of new personnel.

•	We may face difficulties in integrating the personnel, technologies, solutions, operations, and existing contracts of the acquired business.

•
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues.

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

•
Acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

•
The purchase price allocation for any acquisition we complete is generally not finalized until well after the closing of the acquisition, and any final adjustment to the valuation could change the fair values assigned to the assets and liabilities, resulting in a change to our consolidated financial statements, including a change to goodwill. Such change could be material.

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
Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel, and competition for employees with experience in our industry can be intense, particularly in California, New York and London, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. These challenges could become more acute for us because our revenue and cash flow declines may contribute to concerns about our stability, and the decline we have experienced in the market value of our common stock reduces the perceived value of the equity compensation we offer and has left the stock options previously issued to our employees largely out of the money. Similarly, it may be difficult for us to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel in light of the recent headcount reductions we have undertaken. None of our founders, officers, or other key employees has an employment agreement for a specific term, and any of such individuals may terminate his or her employment with us at any time.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. Establishing trade secret, copyright, trademark, domain name, and patent protection is difficult and expensive. We rely on trademark, copyright, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent program is relatively small, and while we have some issued patents and pending patent applications, valid patents may not be issued from our pending applications or we may choose to abandon applications, and the claims of our issued patents or the claims eventually allowed on any pending applications may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive, time-consuming, and uncertain, and we may not be able to prosecute all necessary or desirable patent applications to successful conclusion at a reasonable cost or in a timely manner. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Risks Related to Our International Business Strategy
Our international operations require increased expenditures and impose additional risks and compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results.
We have numerous operations outside of North America, in Northern and Southern Europe, Australia, Japan, Singapore, and Brazil, and achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and maintain sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to language barriers and the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States.
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
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations, which are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents, or other contractors, including by persons engaged or employed by a business we acquire, which could result in violation by us of various laws, including the FCPA. Safeguards we implement to discourage these practices may prove to be ineffective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice, and foreign regulators. Other laws applicable to our international business include local employment, tax, privacy, data security, and intellectual property protection laws and regulations, including restrictions on movement of information about individuals beyond national borders. In particular, as explained in more detail elsewhere in this report, the EU General Data Protection Regulation, which becomes effective in May 2018, will impose substantial compliance obligations and increase the risks associated with collection and processing of personal data. In some cases, buyers and sellers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering, infrastructure and other costly resources to accommodate, and may result in decreased operational efficiencies and performance. As these laws continue to evolve and we expand to more jurisdictions or acquire new businesses, compliance will become more complex and expensive, and the risk of non-compliance will increase.
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
In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to deploy our technology or our clients' ability to use our solution in those countries. Changes in our technology or changes in export and import regulations may delay introduction of our solution or the deployment of our technology in international markets, prevent our clients with international operations from using our solution globally or, in some cases, prevent the export or import of our technology to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solution by, or in our decreased ability to export our technology to, international markets.
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
Further, our acquisitions have imposed purchase accounting requirements, required us to integrate accounting personnel, systems, and processes, necessitated various consolidation and elimination adjustments, and imposed additional filing and audit requirements. Ongoing evolution of our business, and any future acquisitions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, or acquired assets become impaired, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, purchase accounting, assessment of goodwill and long-lived assets for impairment, and income taxes.
Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local, and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and sell our solution, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding jurisdictions in which we are subject to certain taxes, which could expose us to additional taxes and increase our worldwide effective tax rate. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest, and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations, or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, determining our provision (benefit) for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
Our ability to use our net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations, which could result in higher tax liabilities.
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2017, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $238.7 million, state NOLs of approximately $139.8 million, foreign NOLs of approximately $23.8 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $10.2 million, state credit carryforwards of approximately $8.0 million, and foreign credit carryforwards of approximately $0.7 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2015 subjecting the federal and state NOLs to an annual limitation. Additionally, the Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382 of the Code. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. Also, depending on the level of our taxable income, all or a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting any future taxable income we may generate by the entire amount of our current and future NOLs and credit carryforwards. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
We may require additional capital to support our business, and such capital might not be available on terms acceptable to us, if at all. Inability to obtain financing could limit our ability to conduct necessary operating activities and make strategic investments.
Various business challenges and opportunities may require additional funds, including the need to respond to competitive threats or market evolution by developing new solutions and improving our operating infrastructure through additional hiring or acquisition of complementary businesses or technologies, or both. In addition, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market, or longer payment cycles required or imposed by our buyers.
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under our credit facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it or are unable to renew our credit facility when it matures or enter into a new one, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
If we do raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, particularly due to the significant decline we have experienced in the market value of our common stock, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we issue debt, the holders of that debt would have prior claims on the Company's assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equity holders, which would result in significant reduction or total loss of the value of our equity.
Our credit facility subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
We have a $40.0 million credit facility with Silicon Valley Bank. At December 31, 2017, we had no amounts outstanding under this facility. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is, and any replacement credit facility that we may secure will be, subject to certain covenants and borrowing conditions, including those related to financial ratios and liquidity. If we fail to perform in accordance with covenants or to satisfy conditions, we may not be able to make borrowings under the facility. The credit facility is, and any replacement credit facility that we may secure will be, also subject to restrictions that limit our ability, among other things, to:

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
Our ability to renew our existing credit facility, which matures in September 2018, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
Risks Related to the Securities Markets and Ownership of our Common Stock
The price of our common stock has been and may continue to be volatile and the value of an investment in our common stock could decline.
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
As a result of the significant decline we have experienced in the market value of our common stock, we no longer represent a permissible investment under the policies of some institutional investors. Further, our declining financial performance and lack of a clear path to growth and profitability make our stock an undesirable investment to many investors. As the pool of investors for our stock decreases, it becomes more difficult to attract the demand needed to support increases in the price of our stock.
Our equity compensation and acquisition practices expose our stockholders to dilution.
We have relied and may continue to rely heavily upon equity compensation, and consequently our outstanding unvested equity awards represent substantial dilution to our stockholders. In addition, we have used our common stock as consideration for acquisitions of other companies, and we may use shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or other transactions. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline. As of March 8, 2018, we had 50,254,718 shares of common stock outstanding, including 553,377 shares of unvested restricted stock issued under our various equity incentive plans. At that date, we also had outstanding under our equity incentive plans 5,999,451 unvested restricted stock units and 4,275,471 stock options, of which 2,833,999 were vested at a weighted-average exercise price of $10.16 per share and 1,441,472 were unvested. All of these outstanding stock awards, together with an additional 8,563,350 shares of our common stock reserved for issuance under our equity incentive plans and 1,781,853 shares of common stock reserved under our 2014 Employee Stock Purchase Plan, and certain future increases in the shares available pursuant to the plans' evergreen provisions (if applicable), are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
Our public float is still relatively small, increasing the risk that sales by significant holders could adversely affect the market price for our stock.
The average daily trading volume for our common stock during 2017 was 700,050 shares. In addition, we are relatively new to the public markets and not well known to many analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold. Under our Insider Trading Policy, we impose trading blackouts during the period beginning on or about the fifteenth day of the last month of each quarter and ending after two trading days following the filing of our next Quarterly Report on Form 10‑Q or Annual Report on Form 10-K. All of our employees are limited to selling their equity incentive plan shares during these open window periods. In addition, our employee restricted stock and restricted stock unit awards typically vest each May 15 and November 15, and are subject to automatic sale arrangements at those dates to cover taxes accruing on vesting. Finally, shares we issue as consideration for acquisitions may be subject to lock-up arrangements that expire in large numbers on certain dates. These insider trading windows, restricted stock vesting mechanics, and acquisition stock arrangements tend to concentrate selling into certain periods, and the resulting sales pressure can cause the trading price of our common stock to decline at those times. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate, and could also impair our ability to raise capital through the sale of equity securities.
Competition for investors could adversely affect the price of our stock.
There are many companies in the advertising technology or "ad tech" space, but we are one of a relatively small portion of those companies that is publicly traded. Some of the other publicly traded ad tech companies are substantially larger than we are and have more diversified offerings, or may be perceived by investors as having greater stability or growth potential. Others may be focused on parts of the business that investors may view as more appealing. Ad tech or related advertising companies that are not yet public may become public, and publicly traded companies may enter the ad tech business through acquisitions. Increase in the number of publicly traded companies available to investors wishing to invest in ad tech may result in a decrease in demand for our shares, either because overall demand for ad tech investment does not increase commensurately with the increase in public companies in the ad tech space, or because we are not perceived as competitively differentiated or offering superior value compared to other such companies. Decrease in demand for our shares would result in suppressed growth, or decrease, in the value of our stock.
Our business could be negatively affected as a result of actions of activist stockholders.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. The declines we have experienced in the market value of our common stock could increase the likelihood of an activist stockholder targeting our company. If we are targeted by an activist stockholder in the future, the process could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential buyers and sellers on our platform, who may choose to transact with our competitors instead of us, and make it more difficult to attract and retain qualified personnel.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.
The trading market for our common stock to some extent depends on the research and reports that securities or industry analysts publish about us. We do not control these analysts, and their reports or analyst consensus may not reflect our guidance, plans, or expectations. If one or more of the analysts who cover us downgrades our shares or expresses a negative opinion of our business prospects, our share price could decline. We have lost some analyst coverage as our financial performance has declined, and if we do not demonstrate revenue growth and a path to profitability, our remaining analysts may cease coverage. If one or more of these analysts decreases or ceases coverage of our company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Los Angeles, California, where we occupy facilities totaling approximately 47,000 square feet under a lease that expires in 2021. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities. We also lease additional offices and maintain data centers in other locations in North American, South America, Europe, Australia, and Asia. We believe that our current facilities are adequate to meet our current needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2017. However, based on our knowledge as of December 31, 2017, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited (Guardian) issued proceedings (the Complaint) against us in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that we underpaid Guardian for inventory sold by Guardian through our platform as a result of the fact that we charged fees to buyers of that inventory. Guardian claims we were precluded from charging buyer fees as a result of our contractual arrangements with Guardian and English agency law principles, as well as representations we allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs, without specifying the amount of damages sought. We dispute Guardian’s claims and are defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, we do not believe our payment of the damages we think could be recoverable by Guardian would have a material adverse effect upon our consolidated financial position, results of operations, or cash flows. However, pending or in response to the outcome of this action, if we face similar claims from other clients or as a preventative measure, we might decide to provide concessions or make other changes to our business practices that could have such material adverse effects.

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

	High	Low
Fiscal 2016 Quarters Ended:
March 31, 2016	$18.41	$11.72
June 30, 2016	$20.37	$12.46
September 30, 2016	$14.60	$8.04
December 31, 2016	$8.55	$6.12
Fiscal 2017 Quarters Ended:
March 31, 2017	$9.16	$5.39
June 30, 2017	$6.28	$4.61
September 30, 2017	$5.35	$3.38
December 31, 2017	$3.92	$1.68
Holders of Record
As of March 8, 2018, there were approximately 86 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
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
Common stock repurchases during the quarter ended December 31, 2017 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 – October 31, 2017	3	$3.36	—	$—
November 1 – November 30, 2017	159	$1.89	—	$—
December 1 – December 31, 2017	—	$—	—	$—

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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 1, 2014 (the date of our IPO) and December 31, 2017, with the comparative cumulative total returns of the S&P 500 Index, NYSE Composite Index, and NASDAQ Internet Total Return Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index, NYSE Composite Index, and NASDAQ Internet Total Return Index assumes reinvestments of dividends. The graph assumes our closing sales price on April 1, 2014 of $15.00 per share as the initial value of our common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price.

COMPARISON OF CUMULATIVE TOTAL RETURN

The Rubicon Project, Inc.
S&P 500 Stock Index
NASDAQ Internet Total Return
NYSE Composite
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/1/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017

ASSUMES $100 INVESTED ON APR. 01, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2017

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The following table sets forth our selected consolidated historical financial data for the periods indicated. The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except per share data)
Revenue	$155,545	$278,221	$248,484	$125,295	$83,830
Expenses:
Cost of revenue	56,836	73,247	58,495	20,754	15,358
Sales and marketing	51,794	83,328	83,333	43,203	25,811
Technology and development	47,500	51,184	42,055	22,718	18,615
General and administrative	55,596	68,570	70,199	57,398	27,926
Restructuring and other exit costs	5,959	3,316	—	—	—
Impairment of intangible assets and internal use software	4,585	23,473	—	—	—
Impairment of goodwill	90,251	—	—	—	—
Total expenses	312,521	303,118	254,082	144,073	87,710
Loss from operations	(156,976)	(24,897)	(5,598)	(18,778)	(3,880)
Other (income) expense	(431)	(1,984)	(1,459)	(277)	5,122
Loss before income taxes	(156,545)	(22,913)	(4,139)	(18,501)	(9,002)
Provision (benefit) for income taxes	(1,762)	(4,860)	(4,561)	172	247
Net income (loss)	(154,783)	(18,053)	422	(18,673)	(9,249)
Cumulative preferred stock dividends(1)	—	—	—	(1,116)	(4,244)
Net income (loss) attributable to common stockholders	$(154,783)	$(18,053)	$422	$(19,789)	$(13,493)
Net income (loss) per share attributable to common stockholders(2) (3):
Basic	$(3.17)	$(0.39)	$0.01	$(0.70)	$(1.17)
Diluted	$(3.17)	$(0.39)	$0.01	$(0.70)	$(1.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(3):
Basic	48,869	46,655	39,663	28,217	11,488
Diluted	48,869	46,655	44,495	28,217	11,488

1.
Upon the close of our IPO in April 2014, each outstanding share of convertible preferred stock was converted into one-half of a share of our common stock. Prior to the conversion, the holders of our convertible preferred stock were entitled to cumulative dividends prior and in preference to common stock. These cumulative preferred dividends are shown as a reduction to net income (loss) to arrive at net income (loss) attributable to common stockholders for the applicable periods above.

2.	See Note 3 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share attributable to common stockholders.

3.
All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 1-for-2 reverse stock split, including an adjustment to the preferred stock conversion ratio, which was effected on March 18, 2014.

Consolidated Balance Sheet Data

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$76,642	$149,423	$116,499	$97,196	$29,956
Marketable securities, current and non-current	$54,999	$40,550	$36,732	$—	$—
Accounts receivable, net	$165,890	$192,064	$218,235	$133,267	$94,722
Property, equipment and internal use software development costs, net	$60,127	$52,768	$39,332	$26,697	$15,916
Total assets	$383,635	$519,775	$536,736	$296,481	$149,887
Debt and capital lease obligations, current and non-current	$—	$—	$—	$105	$4,181
Total liabilities	$219,024	$220,262	$258,635	$167,729	$133,727
Convertible preferred stock	$—	$—	$—	$—	$52,571
Common stockholders' equity (deficit)	$164,611	$299,513	$278,101	$128,752	$(36,411)

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

Overview
We provide a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. Our platform features applications and services for digital advertising inventory sellers, including websites, mobile applications, and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, demand side platforms, or DSPs, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. Our clients include many of the world’s leading publishers of websites and mobile applications and buyers of digital advertising inventory.
We measure buyer and seller activity on our platform through advertising spend, which we define as the buyer spending on advertising inventory transacted on our platform. From advertising spend we retain fees associated with the services that we provide, and those fees make up the revenue we record. Take rate is a measurement we use to track the level of our fees as a percentage of the advertising spend for a given period. We discuss advertising spend and take rate more fully in the “Non-GAAP Financial Measures and Operational Performance Measures” section below.

Industry Trends and Trends in Our Business
Market Opportunities
The programmatic digital advertising market continues to experience growth. In September 2017, MAGNA estimated that the global programmatic market (excluding search and social) will grow from $25 billion in 2017 to $51 billion by 2021. The compound annual growth rate for this market opportunity over that period is 19%. Over this same period, RTB spending as a percentage of total programmatic spending is expected to increase from 40% to 56%, or at a compound annual growth rate of 29%. Another important trend in the digital advertising industry is the continued expansion of automated buying and selling of advertising inventory through new and developing channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to MAGNA estimates, mobile advertising was an $11 billion global market in 2017 that is expected to increase to $32 billion by 2021, producing a compound annual growth rate of 31%.
While the industry is experiencing rapid growth in mobile, and while a portion of our mobile business is exceeding industry growth rates, our overall growth in mobile is below industry trends. Our mobile advertising spend increased $21.0 million, or 6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. Our slower growth in mobile relative to industry trends was driven by the composition of our mobile business, which consists of two components—mobile web and mobile applications. Initially, our growth in mobile was driven by mobile web, which is more similar to our desktop business. We were initially successful growing this business; however, by 2017, while it still composed more than half our mobile business, mobile web had begun to decline due to the same factors impacting our desktop business as described below. During this same time, however, our mobile application business, which is where we see the greatest potential for growth, has shown growth rates in excess of industry projections. For the fourth quarter of 2017, advertising spend from mobile applications composed more than half of our mobile business.
The growth of automated buying and selling of advertising inventory is also expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We attribute advertising spend to the geographic location of the seller on whose inventory the advertising spend was directed. Our markets outside of the United States are more heavily built upon desktop display advertising than they are on mobile, and as such are subject to the same factors impacting our desktop business as described below. In addition, as programmatic advertising has grown in markets outside of the United States, we have seen more competitors enter those markets aggressively to gain market share. As a result of these factors, our mix of advertising spend in markets outside the United States declined to 35% from 37%

during the years ending December 31, 2017 and 2016, respectively. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Macro Trends Impacting Desktop
These market factors present long-term growth opportunities; however, in the near term the industry-wide shift from desktop to mobile advertising has had an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 6% compound annual growth rate over the 2017-2021 period. This results from the market shift to mobile channels. These trends are having a significant effect on our overall growth rate, because desktop advertising continues to be a significant part of our core business, representing 57% of advertising spend for the year ended December 31, 2017. Our advertising spend for desktop decreased 31% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The effect of this overall shift away from traditional desktop display advertising was compounded for our business beginning in 2016 by the industry migration to header bidding, which occurred faster than we anticipated and while we were focused on other growth priorities. Header bidding increased competition for some inventory and resulted in adverse revenue effects for us due to loss to competitors of some inventory that we would otherwise have been able to sell through our platform. However, header bidding makes available to us significant amounts of inventory that previously we were unable to access and our header bidding solution began producing positive results for us in the second half of 2016, and gained significant traction in 2017. Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server-side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client-side header bidding solution as well as server-side header bidding have the potential to improve our competitiveness in all markets in 2018 and beyond. However, we must continue to address certain technical and operational challenges, as described under "Item 1A. Risk Factors" in this Annual Report on Form 10-K, in order to realize our header bidding solution's full potential.
Because of these rapid developments in the industry, advertising spend from our traditional desktop business has declined and no longer can be relied upon to drive the growth of our business. Our strategic focus is on growth areas—including mobile, video, and PMPs—that are expected to represent a majority of our advertising spend in 2018. However, despite our solid progress in mobile, our traditional desktop business accounted for approximately 57% and 67% of our advertising spend for the years ending December 31, 2017 and 2016, respectively, and is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop business and its decreasing advertising spend trend will continue to have a significant adverse effect on our growth until our advertising spend mix has shifted more fully to growth areas.
Take Rate Decline
Ad tech exchange intermediaries like us have used different revenue models in OMP transactions, including charging fees only to sellers or arbitraging the purchase and sale of ad impressions. Our approach was historically to charge fees to both buyers and sellers in OMP transactions conducted on our exchange, consistent with the fact that we provide services to each. Traditionally, for OMP waterfall transactions, we ran a modified second price auction in which the clearing price was the greater of the second highest bid in the auction plus one cent or the applicable price floor. Our buyer fees were determined algorithmically and added to the clearing price to determine the price charged to the winning bidder. Our take rate was made up of the total fees we charged buyers and sellers. In 2016, our take rate was 25.0%.
In 2017, we reduced and then eliminated our buyer fees as a result of three strategic moves we made in response to market conditions. First, in response to market demands for more efficiency and lower cost from intermediaries like us, and in an effort to be more competitive in attracting demand and capturing supply, we made a strategic decision to reduce the fees we charged buyers in OMP waterfall transactions.
Second, the mix of OMP transactions on our exchange shifted from approximately three quarters conducted through the traditional ad server waterfall at the end of December 2016 to approximately half through the ad server waterfall as of September 30, 2017. In traditional OMP waterfall transactions, available impressions are passed to different demand sources in a sequence determined by the seller’s ad server, and when an impression is passed to a particular demand source, that demand source is generally able to auction the impression with little or no competition. As the percentage of OMP waterfall transactions has declined, the percentage of header bidding transactions has increased. Header bidding increases competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction that, if successful, replaces the ad server waterfall. Each demand source in a header bidding auction conducts its own auction for the impression and then passes its winning bid to a “downstream” meta-auction in which the seller evaluates bids from all its demand sources, and generally the highest bid wins. This competition pushes auction clearing prices much closer to the winning first-price bid than OMP waterfall transactions. In order to be more competitive and give our buyers a better chance of winning the header bidding impressions on which they bid, we began charging lower buyer fees for header bidding transactions so that we could pass higher priced bids into the downstream auction. Based upon experience with this approach and client feedback, in October 2017 we began offering a modified first price auction dynamic in our header bidding solution without buyer fees.
Third, as the ad tech industry has matured and evolved, competition has increased and pricing has become more transparent. The primary buyers in our OMP transactions are DSPs buying on behalf of agency and brand clients that are demanding reduced costs and fee transparency throughout the value chain. DSPs and their clients are consequently demanding that exchanges disclose and limit or eliminate buyer fees, and DSPs and their clients may reduce or eliminate spending on exchanges that charge buyer fees. In addition, some sellers believe that buyer fees ultimately reduce seller revenue, and therefore are seeking to cap or eliminate buyer fees on sale of their inventory. In response to these market trends, and consistent with our strategy to be a high volume, low cost and transparent exchange, we stopped charging our additive buyer fees altogether effective November 1, 2017. We still charge some buyers an access fee to connect to our system when their spending is too small to support the maintenance of their accounts, but these access fees in the aggregate are insignificant. As such, our future revenue will consist almost entirely of a unitary marketplace fee. Most of our marketplace fees are negotiated with sellers as a percentage of the auction clearing price for sale of their inventory. In some cases, we reduce the buyer’s bid amount by the amount of our fee and pass the remainder as the bid to the seller. If the bid wins we retain the amount of the bid reduction as our fee. We do this at the discretion of sellers that allocate advertising inventory through a decisioning process that follows after our auction and incorporates other demand sources as well as our bids, and that prefer or require that we submit our bids to them net of our fees, so that our bid matches the amount we will owe them if we win. This is referred to as net bidding. Net bidding amounts can vary across transactions depending upon various factors including inventory and auction characteristics and seller policies. In general, we believe the marketplace fees we earn in these transactions are consistent with or below market rates for comparable transactions.
These strategic price reductions contributed to the decrease in our take rate from 25.0% for 2016 to 12.8% for the fourth quarter of 2017 (which includes fees on OMP waterfall transactions and some header bidding transactions in October but not November or December). Our take rate as we exited 2017, which did not include any buyer fees, was approximately 11.6%.
Our strategic pricing reductions are intended to address the market's demand for lower costs and to attract more inventory and spending to our platform. Lower pricing has caused our revenue and margins to decline significantly. In order to adjust to our lower take rates and return to growth, we must increase advertising spend on our platform. Increases in PMP and header bidding transactions as a percentage of the activity on our exchange could yield higher advertising spend despite lower take rates due to higher CPMs typically associated with PMP transactions, and from modified first-price auctions in header bidding transactions. However, in an increasingly competitive market in which buyers and sellers have many choices, it is not clear whether pricing reductions will result in increases in spending on our platform, or whether any spending increases will compensate fully for the reduction in pricing. Further, because the rate at which we win header bidding auctions is much lower, due to competition inherent in header bidding transactions, than the rate at which we win waterfall transactions, as our business continues to shift away from waterfall transactions to header bidding, we need to participate in far more header bidding auctions to compensate for the decline in the number of waterfall transactions. Driving revenue growth in this situation is difficult to accomplish in a competitive market and requires accessing significantly greater inventory levels from our sellers and in turn processing more auctions. This growth in business volume requires adequate processing capacity as well as ongoing innovation to address evolving client needs and capture business.
Prior to the elimination of buyer fees, such fees represented approximately half of our revenue for the first ten months of 2017, and we do not expect to be able to grow advertising spending or reduce costs quickly enough in the near term to make up for the elimination of these fees. This will result in significant cash consumption to support operations during 2018. Unless and until we are able to compensate for elimination of our buyer fees by increasing advertising spending on our platform, through higher transaction volumes or higher transaction values or both, we will not be able to grow our business and our cash resources will diminish.
Therefore, while we work to increase the volume of transactions on our exchange and compete more effectively, we must operate more efficiently to relieve the pressure on our margins and cash resources that has resulted from our price reductions and to compensate for the ongoing investments in technology and data processing capabilities required to support the increased volume of transactions that our growth plans require. Consequently, we are pursuing various cost-control and efficiency initiatives. As part of these efforts, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions include reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. we also continue to pursue increased automation and efficiency across all aspects of the company. See Item 1. Business Overview - "Recent Developments” for more information.

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
Revenue
We generate revenue from the purchase and sale of our digital advertising inventory through our marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail within "Critical Accounting Policies" and in Note 2 "Organization and Summary of Significant Accounting Policies" of the accompanying Notes to the Consolidated Financial Statements.
Expenses
We classify our expenses into the following categories:
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
Impairment of Intangible Assets and Internal Use Software. Our impairment charges are non-cash charges related to our intangible assets and internal use software. Certain events or changing circumstances that impact the value of our intangible assets may necessitate a valuation analysis, as described within "Critical Accounting Policies" and in Note 2 "Organization and Summary

of Significant Accounting Policies" of the accompanying Notes to the Consolidated Financial Statements. If needed, an impairment is recorded to reduce the carrying amount of the assets to their estimated fair value in the period that the valuation analysis is performed.
Impairment of Goodwill. Goodwill impairment charges are non-cash expenses recognized to reduce the goodwill asset on our balance sheet. Certain events or changing circumstances that impact the value of our business may necessitate a valuation analysis, as described within "Critical Accounting Policies" and in Note 2 "Organization and Summary of Significant Accounting Policies" of the accompanying Notes to the Consolidated Financial Statements. If the estimated fair value of the Company is lower than its carrying amount, a goodwill impairment is recognized for the difference, up to the carrying amount of goodwill.
Other (Income), Expense
Interest (Income) Expense, Net. Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities and was insignificant for the years ended December 31, 2017, 2016 and 2015.
Other Income. Other income consists primarily of rental income from commercial office space we hold under lease and have sublet to other tenants.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal, state, and foreign income taxes and is primarily the result of the deferred tax liability associated with the nToggle acquisition.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures, immediate expensing of qualified property, the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earning which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries.
The Tax Act allows for the immediate write off (“expensing”) of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. Following January 1, 2023, the expensing phases down 20% annually through January 1, 2027.
Additionally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments and, also, requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). GAAP allows us to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into our measurement of deferred taxes (the “deferred method”). We elected the period cost method. Given that these new rules are not yet effective, we have not made any adjustments to our financial statements for these items for the year ended December 31, 2017.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented.

	Year Ended			Favorable/(Unfavorable) %
	December 31, 2017	December 31, 2016	December 31, 2015	2017 vs 2016	2016 vs 2015
	(Dollars in thousands)
Revenue	$155,545	$278,221	$248,484	(44)%	12%
Expenses:
Cost of revenue(1)(2)	56,836	73,247	58,495	22%	(25)%
Sales and marketing(1)(2)	51,794	83,328	83,333	38%	—%
Technology and development(1)(2)	47,500	51,184	42,055	7%	(22)%
General and administrative(1)(2)	55,596	68,570	70,199	19%	2%
Restructuring and other exit costs	5,959	3,316	—	(80)%	NM
Impairment of intangible assets and internal use software	4,585	23,473	—	80%	NM
Impairment of goodwill	90,251	—	—	NM	NM
Total expenses	312,521	303,118	254,082	(3)%	(19)%
Loss from operations	(156,976)	(24,897)	(5,598)	NM	NM
Other income	(431)	(1,984)	(1,459)	(78)%	36%
Loss before income taxes	(156,545)	(22,913)	(4,139)	NM	NM
Benefit for income taxes	(1,762)	(4,860)	(4,561)	(64)%	7%
Net income (loss)	$(154,783)	$(18,053)	$422	NM	NM
NM - Not meaningful

(1)	Stock-based compensation expense included in our expenses was as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Cost of revenue	$404	$344	$240
Sales and marketing	4,582	8,520	7,415
Technology and development	4,034	5,788	4,963
General and administrative	9,924	14,042	17,966
Restructuring and other exit costs	1,560	—	—
Total stock-based compensation expense	$20,504	$28,694	$30,584

(2)	Depreciation and amortization expense included in our expenses was as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Cost of revenue	$31,981	$28,853	$19,290
Sales and marketing	1,066	9,020	8,168
Technology and development	1,957	2,759	1,815
General and administrative	1,221	2,131	1,737
Total depreciation and amortization expense	$36,225	$42,763	$31,010

The following table sets forth our consolidated results of operations as a percentage of our revenue for those periods presented:

	Year Ended *
	December 31, 2017	December 31, 2016	December 31, 2015
Revenue	100%	100%	100%
Cost of revenue	37	26	24
Sales and marketing	33	30	34
Technology and development	31	18	17
General and administrative	36	25	28
Restructuring and other exit costs	4	1	—
Impairment of intangible assets and internal use software	3	8	—
Impairment of goodwill	58	—	—
Total expenses	201	109	102
Loss from operations	(101)	(9)	(2)
Other income, net	—	(1)	(1)
Loss before income taxes	(101)	(8)	(2)
Benefit for income taxes	(1)	(2)	(2)
Net loss	(100)%	(6)%	—%
Comparison of the Years Ended December 31, 2017, 2016 and 2015
Revenue
Revenue decreased $122.7 million, or 44%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is due to a decrease in advertising spend on our platform due to market and competitive pressures, decrease in traditional desktop display spending, and header bidding dynamics as described above. In addition, we implemented certain strategic reductions in our pricing in response to our perception of market conditions and in an effort to increase our competitiveness. Year-over-year revenue was also adversely affected by shifts in our business mix in favor of buyers and sellers and inventory types with lower fee rates. Finally, the decline of our intent marketing solution and its ultimate cessation in the first quarter of 2017 contributed to the total revenue decrease when compared to the prior year. Our average CPM was $1.43 for the year ended December 31, 2017 compared to $1.25 for the prior year period. The increase of $0.18, or 14%, in CPM was due to a shift in the mix of our business from waterfall to header bidding transactions, with the latter generating higher CPMs due to the more competitive nature of that business as noted above. In addition, average CPM increased during the period due to a shift in mix of transactions on our platform from lower-priced, higher-volume transactions mainly associated with static bidding to higher-priced, lower-volume transactions mainly associated with RTB. We ceased offering our static bidding offering after the third quarter of 2016. The increase in average CPM was partially offset by a decrease in paid impressions from 819 billion for the year ended December 31, 2016 to 585 billion for the year ended December 31, 2017. The decrease in paid impressions resulted from a shift in mix of ad requests, which in 2017 included a higher proportion of those generated from sellers via header bidding compared to those generated via waterfall. As noted above, header bidding makes available to us significant amounts of inventory that previously we were unable to access; however, due to the competitive nature of header bidding, the rate at which we win those auctions and convert that inventory to paid impressions is much lower than the rate at which we win waterfall auctions, resulting in fewer paid impressions. In addition, the mix shift noted above from static bidding to RTB after the third quarter of 2016 contributed to lower paid impressions in 2017.
Revenue increased $29.7 million, or 12%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in 2016 revenue was primarily due to an increase in the amount of advertising spend on our platform during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenue was also attributable to an increase in average CPM to $1.25 for the year ended December 31, 2016 from $1.09 for the year ended December 31, 2015, an increase of $0.16, or 15%. This increase in average CPM during the period was due to increased matching efficiency and a shift in mix of transactions on our platform from lower-priced higher-volume inventory mainly associated with static bidding to higher-priced lower-volume inventory mainly associated with RTB. The increase in average CPM was partially offset by a decrease in paid impressions resulting from the same shift in mix of transactions on our platform from static bidding to RTB. While paid impressions associated with RTB increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, paid impressions associated with static bidding decreased, resulting in an overall decrease of 11% from 920 billion for the year ended December 31, 2015 to 819 billion for the year ended December 31, 2016.

Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services (which drive take rate), and other factors such as changes in the market, our execution of the business, and competition. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. Consequently, while we anticipate long-term benefits from these initiatives, in 2017 we experienced a decrease in revenue compared to 2016 resulting from the cessation of our intent marketing solution, a decreasing overall take rate (partially due to our elimination of buyer fees in late 2017), increased competition for inventory partially due to continued industry-wide growth in header bidding, and increased competition for demand, including from large providers of owned and operated inventory. Most of the strategic pricing reductions we implemented in the first half of the year did not take effect until part way through the second quarter, and elimination of our buyer fees did not take effect until November 1, 2017, so our pricing reductions had a more significant effect on the second half of the year, and will impact 2018 more significantly on a full year basis unless counterbalanced by positive effects from these reductions or other growth initiatives. Our take rate was 18.5% for the year ended December 31, 2017 compared to 25.0% the prior year, and will continue to decline due to the elimination of our buyer transaction fees on November 1, 2017. The take rate was 12.8% for the fourth quarter of 2017, and it was 11.6% in December 2017. In addition to the elimination of buyer transaction fees resulting in lower take rate, an increase in PMP transactions as a percentage of the transactions on our platform could contribute to lower take rates because PMP transactions can carry slightly lower fees than OMP transactions. Unless and until we are able to compensate for the reduction in our fees by increasing advertising spend on our platform, through higher transaction volumes or higher transaction values or both, or by increasing seller fees, our revenue will continue to decline, we will not be able to grow our business, and our cash resources may be depleted.
Cost of Revenue
Cost of revenue decreased by $16.4 million, or 22%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease of $20.0 million in the amounts we paid sellers related to transactions reported on a gross basis associated with our intent marketing solution, which we discontinued during the quarter ended March 31, 2017. These decreases were partially offset by an increase of $3.1 million in depreciation and amortization expense as a result of additional computer equipment and network hardware, and capitalized internal use software, as we continued to enhance the functionality of our existing products and build new solutions to expand our offerings. Despite the decrease in total expenditures, cost of revenue as a percent of revenue increased from 26% to 37% as a result of lower revenue in the year ended December 31, 2017 compared to the year ended December 31, 2016, driven by the lower take rate and lower advertising spend noted above.
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
We expect cost of revenue to be higher in absolute dollars in 2018 compared to 2017. We expect to have increased spending on data centers and investments in developed technology to support our strategic growth initiatives and the auction processing costs and infrastructure required to process greater volumes of data and transactions we will need to grow revenue. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of investments.
Sales and Marketing
Sales and marketing expense decreased by $31.5 million, or 38%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease of $18.2 million in sales and marketing personnel costs as a result of our operating cost control initiatives. Additionally, sales and marketing depreciation and amortization costs decreased by $8.0 million primarily due to lower amortization of acquired client relationships.
Sales and marketing expenses remained consistent at $83.3 million for the years ended December 31, 2016 and 2015, with no significant fluctuations.

We expect sales and marketing expenses to decline in 2018 compared to 2017 as a result of headcount reductions we implemented in the first quarter of 2018, as described above. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expense decreased by $3.7 million, or 7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease in headcount and related personnel costs of $3.8 million as a result of our operating cost control initiatives. In addition, technology related depreciation and amortization decreased $0.8 million compared to the prior year period due to fixed and intangible assets reaching their full useful lives. These decreases were partially offset by an increase of $1.7 million in software licenses due to annual increases in our existing licenses to maintain and support our technology and development efforts.
Technology and development expense increased by $9.1 million, or 22%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in personnel costs of $4.5 million resulting from an increase in headcount as a result of continued hiring of engineers to maintain and support our technology and development efforts.
We expect technology and development expense to decline in 2018 compared to 2017 as a result of headcount reductions we implemented in the first quarter 2018, as described above, and we expect additional savings in 2018 as we improve our efficiencies in technology development while continuing to invest in our engineering and technology teams. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
    General and Administrative
General and administrative expense decreased by $13.0 million, or 19%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease in headcount and related personnel costs of $9.5 million as a result of our cost control initiatives. In addition, professional services costs decreased by $1.8 million primarily due to decreased legal and consulting costs.
General and administrative expense decreased by $1.6 million, or 2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a decrease in personnel costs of $2.3 million, a decrease in professional services costs of $0.5 million, partially offset by increases of $0.4 million in depreciation and amortization, $0.7 million in insurance and taxes, and $0.5 million in software license costs. The decrease in personnel costs was primarily due to decreased headcount. The decrease in professional services was primarily due to decreased transaction related services. The increase in depreciation and amortization was mainly related to amortization of non-compete agreements and trademarks acquired in our business combinations. As a percentage of revenue, general and administrative expenses decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of revenue increasing at a higher percentage compared to the increase in general and administrative expenses.
We expect quarterly general and administrative expense to decline in 2018 compared to 2017 as a result of headcount reductions we implemented in the first quarter 2018, as described above. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
In November 2016, we announced that we would cease providing intent marketing services and planned to close our Toronto office. This plan resulted in an initial workforce reduction of approximately 125 employees. We continued to realign our organization, including our management team, to a more cost efficient structure in the first half of 2017.
In connection with these activities, we recorded restructuring and other exit costs of $6.0 million and $3.3 million during the years ended December 31, 2017 and 2016, respectively, primarily for one-time employee termination benefits. The costs incurred included $4.4 million and $3.3 million in cash expenditures, of which $5.1 million and $2.5 million were paid in 2017 and 2016, respectively. The remaining liability as of December 31, 2017 will be paid in the first quarter of 2018.

As of December 31, 2017, we estimate the annualized cash basis cost savings related to the headcount reductions made in late 2016 and the first half of 2017 will be approximately $18.0 million, which we began to realize in the second quarter of 2017. Some of these cost savings may be offset by additional resources we may determine are necessary to support the strategic growth of our business.
As part of our on-going evaluation of efficiency and implementation of cost-control measures, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions include reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We estimate the 2018 restructuring activities will result in annualized cash basis cost savings of approximately $24.0 million, which we will begin to realize in the third quarter of 2018.
Impairment of Intangible Assets and Internal Use Software
In the fourth quarter of 2017, we recognized an impairment charge for the remaining intangible assets and internal use software associated with our Guaranteed Orders platform, totaling $4.6 million. These intangible assets included developed technology, customer relationships, and internal use software acquired as part of an acquisition completed in 2014.
In December 2016, we made the decision to cease providing intent marketing services, which was announced in January 2017. In connection with this decision, we assessed the value of the asset group related to the intent marketing services, which consisted of customer relationships and developed technology, and determined that the asset group was impaired. Accordingly, we recorded a charge for the impairment of intangible assets totaling $23.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2016.
Impairment of Goodwill
In the third quarter of 2017, we revised future cash flow projections as part of our goodwill impairment analysis (as discussed in Note 9 "Fair Value Measurements" in the accompanying Notes to Consolidated Financial Statements). One of the significant changes was the impact of our strategic decision to reduce, and ultimately eliminate, buyer transaction fees. Based on the updated goodwill impairment analysis performed, we determined that our goodwill was impaired and recorded a $90.3 million impairment charge, to write off the entire goodwill balance. There was no impairment of goodwill recorded for the years ended December 31, 2016 and 2015.
Other (Income) Expense, Net

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Interest income, net	$(908)	$(491)	$(59)
Other income	(688)	(554)	—
Foreign exchange (gain) loss, net	1,165	(939)	(1,400)
Total other income, net	$(431)	$(1,984)	$(1,459)
Other income primarily consists of income generated by our sub-leasing activity.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and Euro relative to the U.S. Dollar, and the amount of foreign-currency denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gains, net during the year ended December 31, 2017, 2016 and 2015, respectively, were primarily attributable to the strengthening of the U.S. Dollar in relation to the British Pound and Euro for foreign currency denominated transactions.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit for the years ended December 31, 2017, 2016 and 2015 of $1.8 million, $4.9 million, and $4.6 million, respectively. The tax benefit for the year ended December 31, 2017 is primarily the result of the deferred tax liability associated with the nToggle acquisition.
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and R&D expenditures, immediate expensing of qualified property, the creation of new minimum taxes such as the BEAT tax and GILTI tax; and the Transition Tax.
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. We recorded a provisional Transition Tax of $0.6 million which reduced our U.S. net deferred tax assets.
The Tax Act also reduced the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018. Consequently, we have recorded a decrease to our tax effected U.S. net deferred tax assets of $31.6 million, with a corresponding decrease to the U.S. valuation allowance for the year ended December 31, 2017 as a result of re-measuring net deferred tax assets at the new lower corporate tax rate of 21%.
The Tax Act allows for the immediate write off of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. Following January 1, 2023, the expensing phases down 20% annually through January 1, 2027. We recorded an immediate write off of $12.4 million for the year ending December 31, 2017.
At December 31, 2017, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $238.7 million, which will begin to expire in 2027. At December 31, 2017, we had state NOLs of approximately $139.8 million, which will also begin to expire in 2027. At December 31, 2017, the Company had foreign NOLs of approximately $23.8 million, which will begin to expire in 2026. At December 31, 2017, we had federal research and development tax credit carryforwards, or credit carryforwards, of approximately $10.2 million, which will begin to expire in 2027. At December 31, 2017, we had state research and development tax credits of approximately $8.0 million, which carry forward indefinitely. At December 31, 2017, the Company had foreign research tax credits of approximately $0.7 million, which carry forward indefinitely. Utilization of certain NOLs and credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in the Code and similar state provisions. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization. A prior ownership change and certain acquisitions resulted in us having NOLs subject to insignificant annual limitations.
Additionally, for tax years beginning after December 31, 2017, the Tax Act limits the NOL deduction to 80% of taxable income, repeals carryback of all NOLs arising in a tax year ending after 2017, and permits indefinite carryforward for all such NOLs. NOL’s arising in a tax year ending in or before 2017 can offset 100% of taxable income, are available for carryback, and expire 20 years after they arise.

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

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Financial Measures and Non-GAAP Financial Measures:
Revenue	$155,545	$278,221	$248,484
Advertising spend	$837,221	$1,025,782	$1,004,751
Non-GAAP net revenue	$154,928	$256,098	$227,321
Net income (loss)	$(154,783)	$(18,053)	$422
Adjusted EBITDA	$(4,420)	$70,920	$59,466
Operational Measure:
Take Rate	18.5%	25.0%	22.6%

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
Advertising spend may fluctuate due to seasonality. We generally experience higher advertising spend during the fourth quarter of a given year because many buyers devote a disproportionate amount of their advertising budgets to this period of the year to coincide with increased holiday purchasing. Buyers’ focus on the fourth quarter generates more bidding activity on our platform, which may drive higher volumes of paid impressions or average CPM. Growth in our advertising spend slowed significantly in 2016 for various reasons, including shift of spending on digital advertising from desktop, which represents the majority of our business, to mobile, our delay in embracing header bidding, and absorption by competitors, principally Google and Facebook, of an increasing share of growth in spending on digital advertising. While we believe we have regained momentum in header bidding, these factors continued throughout 2017, causing a decline in advertising spend for the year.
The following table presents the reconciliation of revenue to advertising spend:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Revenue	$155,545	$278,221	$248,484
Plus amounts paid to sellers(1)	681,676	747,561	756,267
Advertising spend	$837,221	$1,025,782	$1,004,751

(1)	Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following table presents revenue and advertising spend in dollar terms by channel and as a percentage of total revenue or advertising spend for the years ended December 31, 2017 and 2016. This information is not readily available for the year ended December 31, 2015.

	Revenue				Advertising Spend
	Year Ended				Year Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	(in thousands, except percentages)
Channel:
Desktop	$84,327	54%	$181,407	65%	$475,258	57%	$684,782	67%
Mobile	71,218	46	96,814	35	361,963	43	341,000	33
Total	$155,545	100%	$278,221	100%	$837,221	100%	$1,025,782	100%
Non-GAAP Net Revenue
We define non-GAAP net revenue as GAAP revenue less amounts we pay sellers that are included within cost of revenue for the portion of our revenue reported on a gross basis. The portion of our revenue reported on a gross basis was attributable to intent marketing services, which no longer generated revenue after the first quarter of 2017. Historically, non-GAAP net revenue was a useful measure in assessing the performance of our business in periods for which our revenue included revenue reported on a gross basis, because it showed the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we applied under GAAP across different types of transactions, and facilitated comparison of our results to the results of companies that report all of their revenue on a net basis. Revenue from intent marketing services in the first quarter of 2017 created the difference between our non-GAAP net revenue and our GAAP revenue for the current year; however, we ceased offering that solution in that quarter. In future periods intent marketing no longer will be a reconciling item between GAAP and non-GAAP net revenue. Beginning in 2018, as all of our revenue will be reported on a net basis, non-GAAP net revenue will no longer be an additional measure used to assess our performance, as it will be the same as our GAAP revenue.

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
The following table presents a reconciliation of revenue to non-GAAP net revenue for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Revenue	$155,545	$278,221	$248,484
Less amounts paid to sellers(1)	617	22,123	21,163
Non-GAAP net revenue	$154,928	$256,098	$227,321

(1)	Represents amounts paid to sellers included within cost of revenue.
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
Adjusted EBITDA should not be considered as an alternative to net income (loss), operating loss, or any other measure of financial performance calculated and presented in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Net income (loss)	$(154,783)	$(18,053)	$422
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	31,443	22,224	15,297
Amortization of acquired intangibles	4,782	20,539	15,713
Stock-based compensation expense	20,504	28,694	30,584
Impairment of intangible assets and internal use software	4,585	23,473	—
Impairment of goodwill	90,251	—	—
Acquisition and related items	303	333	3,470
Interest (income) expense, net	(908)	(491)	(59)
Foreign currency (gain) loss, net	1,165	(939)	(1,400)
Benefit for income taxes	(1,762)	(4,860)	(4,561)
Adjusted EBITDA	$(4,420)	$70,920	$59,466
Operational Performance Measures
Take Rate
Take rate is an operational performance measure calculated by dividing revenue (or for periods in which we have revenue reported on a gross basis, non-GAAP net revenue) by advertising spend. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers.
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
Paid Impressions
Paid impression is an operational performance measure that we define as an impression sold to advertiser buyer and subsequently displayed on a website or mobile application, which is transacted via our platform. We use paid impressions as one measure to assess the performance of our platform, including the effectiveness and efficiency at which buyers and sellers are trading via our platform and using our solution, and to assist us in tracking our revenue-generating performance and operational efficiencies. Paid impression volume may fluctuate based on various factors, including the number and spending of buyers using our solution, the number of sellers, their allocation of advertising inventory using our solution, our traffic quality control initiatives, and the seasonality in our business. Because of the volatility of this metric, we believe that paid impressions are useful to review on an annual basis.
Average CPM
Average CPM (cost per thousand impressions) is an operational performance measure that represents the average price at which paid impressions are sold. We compute average CPM by dividing advertising spend by total paid impressions and multiplying by 1,000. We review average CPM for internal management purposes to assess buyer spending, liquidity in the marketplace, inventory quality, and integrity of our algorithms. Average CPM may be influenced by our transaction types and demand for such inventory facilitated by our relationships with both buyers and sellers, as well as by a variety of other factors, including the precision of matching an advertisement to an audience, changes in our algorithms, seasonality, quality of inventory provided by sellers, penetration of various channels and advertising units, and changes in buyer spending levels. We expect average CPM to increase with the continued adoption of our solution by premium buyers and sellers, resulting in a higher quantity of premium advertising inventory available to advertisers. However, we have certain initiatives underway that we expect to drive growth at higher volumes but with lower associated CPM’s. To the extent the mix of these initiatives in our overall advertising spend composition increases, total average CPM may decrease. Because of the volatility of this metric, we believe that average CPM is useful to review on an annual basis.

Liquidity and Capital Resources
Since our inception, we have financed our operations and capital expenditures primarily through sales of equity securities including $86.2 million net proceeds raised in our IPO in 2014, cash flows generated from operations, and use of our credit facilities.
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our $40.0 million credit facility with Silicon Valley Bank ("SVB"). At December 31, 2017, we had cash and cash equivalents of $76.6 million, of which $23.5 million was held in foreign currency cash accounts, and short- and long-term marketable securities of $55.0 million. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
At December 31, 2017, we had no amounts outstanding under our credit facility with SVB. Our facility matures in September 2018. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. As of December 31, 2017, our fixed charge coverage ratio was incalculable as there were no fixed charges as defined in the credit agreement.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at December 31, 2017.
We believe our existing cash, cash equivalents and investment balances along with the cash flow from operations, together with the undrawn available balances under our credit facility with SVB, will be sufficient to meet our working capital requirements for at least the next 12 months from the issuance of our financial statements. However, we have been negatively impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, we made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated buyer fees altogether. As a result, our take rate, which was 25.0% for the full year 2016, dropped to 18.5% for the full year 2017, and was 11.6% exiting 2017. The reduced take rate and competitive pressures resulted in lower advertising spending on our platform in 2017 as compared to 2016 and also resulted in lower operating results and cash flows in 2017. In an effort to bring its costs into better alignment with reduced revenue, we have undertaken restructuring activities to reduce headcount and related operating costs, and have also reduced our capital expenditures, which may make execution against our strategic business plans more difficult. Unless and until the we are able to compensate for the buyer fee reductions and reduced gross margins by continuing to increase advertising spending on our platform, or sufficiently reducing costs, we may not be able to grow our business and may continue to operate at a loss, depleting our cash resources and liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A: "Risk Factors."
Our ability to renew our existing credit facility, which matures in September 2018, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Cash flows provided by operating activities	$21,535	$60,121	$76,856
Cash flows used in investing activities	(93,210)	(37,375)	(73,884)
Cash flows provided by (used in) financing activities	(1,380)	10,077	15,468
Effects of exchange rate changes on cash and cash equivalents	199	(157)	(160)
Change in cash and cash equivalents	$(72,856)	$32,666	18,280
Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in receipts from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support our business. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Increases in revenue earned directly from advertisers and agencies may cause the amount of receipts from buyers collected in advance of payments to sellers to decrease, because advertisers and agencies may pay slowly. Recently, some buyers have begun demanding longer terms to pay us later and some sellers have begun demanding shorter terms to collect from us earlier. We may not have the leverage to resist these demands given the commoditization of our business. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses.
For the years ended December 31, 2017, 2016 and 2015 our net cash provided by operating activities were $21.5 million, $60.1 million, and $76.9 million, respectively. Our operating activities included our net losses of $154.8 million and $18.1 million for the years ended December 31, 2017 and 2016, respectively, which were offset by non-cash adjustments of $151.5 million and $87.8 million, including goodwill impairment of $90.3 million in 2017 and an impairment of intangible assets of $23.5 million in 2016. For the year ended December 31, 2015, our operating activities included net income of $0.4 million, which was increased by non-cash adjustments of $57.3 million. Net cash provided by operating activities was also increased by net changes in our working capital of $24.8 million and $19.1 million for the years ended December 31, 2017 and 2015, respectively. In 2016, net changes in our working capital reduced cash provided by operating activities by $9.7 million. The net changes in our working capital for all periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.

We believe that cash flow from operations will continue to be negatively impacted by our ongoing net losses.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period to period due to the timing of the expansion of our operations, changes to headcount, and the development cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth in our advertising inventory volume more efficiently. As a result of these efforts, we anticipate investment in property and equipment related to that inventory volume to decline over time. We anticipate investment in internal use software development to remain relatively consistent with past years’ investment levels as we continue to innovate new solutions on our platform. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period to period.
During the years ended December 31, 2017, 2016 and 2015, we used net cash of $93.2 million, $37.4 million, and $73.9 million, respectively, for investing activities. In 2017 and 2015, we used $38.6 million and $8.6 million for the acquisitions of nToggle and Chango, respectively, net of cash acquired. For the years ended December 31, 2017, 2016 and 2015, we had net investments in available-for-sale securities of $14.2 million, $3.7 million, and $36.8 million, respectively. We also had cash outflows for purchases of property and equipment of $32.4 million, $23.5 million, and $20.1 million, net of amounts reflected in accounts payable and accrued expenses at December 31, 2017, 2016 and 2015, respectively. We also made investments in our internal use software of $8.0 million, $9.9 million, and $8.3 million in 2017, 2016 and 2015, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the year ended December 31, 2017, we used net cash of $1.4 million for financing activities, compared to net cash provided by financing activities of $10.1 million and $15.5 million for the years ended December 31, 2016 and 2015, respectively. Cash inflows from stock option exercises were $0.4 million, $14.2 million, and $13.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We also had cash inflows of $0.6 million, $1.9 million, and $2.0 million from the issuance of common stock under the employee stock purchase plan for the years ended December 31, 2017, 2016 and 2015, respectively. The significant decrease in 2017 of cash inflows from stock option exercises was due to the significant decrease in our stock price, which has left most stock options "out of the money." The decrease in our stock price may also have discouraged employee investment through the employee stock purchase plan. We expect cash flows from financing activities to remain relatively low as long as our stock price remains relatively low. Offsetting these inflows were cash payments of $2.4 million and $6.1 million during the years ended December 31, 2017 and 2016, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. The income tax deposits related to the vesting of our stock awards was also lower due to the decrease in our stock price.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2017 other than the operating leases and the indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through January 2024. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.7 million as of December 31, 2017.

The following table summarizes our future lease obligations, related sublease income, and other future payments due under non-cancelable agreements at December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$9,419	$7,198	$3,650	$1,251	$438	$280	$22,236
Operating sublease income	(766)	(286)	(196)	(196)	(196)	(147)	(1,787)
Other non-cancelable obligations	1,852	532	262	132	44	—	2,822
Total	$10,505	$7,444	$3,716	$1,187	$286	$133	$23,271
At December 31, 2017, liabilities for unrecognized tax benefits of $5.6 million, which are attributable to U.S. income taxes, were not included in our contractual obligations because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
In the ordinary course of business, we enter into agreements with sellers, buyers and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2017.

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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, internal use software development costs, including assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, the assumptions used in the valuation of acquired assets and liabilities in business combinations, impairment analyses of our goodwill and long lived assets (including intangible assets), and income taxes, including the realization of tax assets and estimates of tax liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
As a result of the acquisition of Chango (which comprised our intent marketing business) in April 2015, we began entering into arrangements for which we managed advertising campaigns on behalf of buyers. We were the principal in these arrangements as we: (i) were the primary obligor in the advertising inventory purchase transaction; (ii) established the purchase prices paid by the buyer; (iii) performed all billing and collection activities including the retention of credit risk; (iv) had latitude in selecting suppliers; (v) negotiated the price we pay to suppliers of inventory; and (vi) made all inventory purchasing decisions. Accordingly, for these arrangements we reported revenue on a gross basis. Because we exited the intent marketing business in the first quarter of 2017, we no longer reported revenue on a gross basis after the first quarter of 2017 and do not expect to in future periods unless and until we change our business practices, develop new products, or make a business acquisition, in each case with characteristics requiring gross reporting.
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
These assumptions and estimates are as follows:
Fair Value of Common Stock. The fair value of common stock is based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model on the yields of U.S. Treasury securities with maturities appropriate for the term of the awards.
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
The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Common stock price	$1.87	$7.42	$16.82
Expected term (in years)	5.8	5.9	4.5
Risk-free interest rate	2.03%	1.47%	1.30%
Expected volatility	57%	49%	47%
Dividend yield	—%	—%	—%
In 2016, we early adopted Accounting Standards Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including our election to eliminate the requirement to estimate the number of awards that are expected to vest and, instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, we recorded a cumulative-effect adjustment of $0.7 million to increase the 2016 beginning of period accumulated deficit and additional paid-in capital balances.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Due to the full valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2017, 2016 and 2015.
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

When we issue stock-based or cash awards to an acquired company’s stockholders, we evaluate whether the awards are contingent consideration or compensation for post-business combination services. Generally, if continued employment of the selling stockholder is required beyond the acquisition date for the awards to vest, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.
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
Acquisition-related transaction costs are accounted for as an expense in the period in which the costs are incurred.
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
The estimated useful lives of our intangible assets are as follows:

Years
Developed technology	3 to 5
Customer relationships	2.5 to 3
Non-compete agreements	2 to 3
Other intangible assets	1 to 1.5
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
We adopted Accounting Standards Update 2017-04—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment during the first quarter of 2017. In accordance with the guidance, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment option is not elected, or if the qualitative assessment indicates that it is more likely than not that the fair value is less than its carrying amount, a quantitative analysis is then performed. The quantitative analysis, if performed, compares the estimated fair value of the Company with its respective carrying amount, including goodwill. If the estimated fair value of the Company exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If the fair value is less than the carrying amount, including goodwill, then an impairment adjustment must be recorded up to the carrying amount of goodwill.
We operate as a single operating segment and have identified a single reporting unit. In the third quarter of 2017, we identified potential indications of impairment and performed a quantitative goodwill impairment assessment and determined that the fair value of the Company was less than the carrying value, including goodwill. As a result, we recorded a goodwill impairment charge of $90.3 million during the third quarter of 2017. There was no impairment of goodwill recorded during the years ended December 31, 2016 and 2015.
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
The Tax Act was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recognized the actual impact of the revaluation of deferred tax balances and the provisional impact related to the one-time Transition Tax. We included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. We expect to complete our analysis within the measurement period in accordance with SAB 118.
In addition, it is unclear how many U.S. states will incorporate the federal law changes, or portions thereof, into their tax codes and foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at December 31, 2017. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2017, including intercompany balances, would result in a foreign currency loss of approximately $2.7 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 8. Financial Statements and Supplementary Data

The Rubicon Project, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Rubicon Project, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Rubicon Project, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2018

We have served as the Company's auditor since 2012.

THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$76,642	$149,423
Marketable securities	52,504	40,550
Accounts receivable, net	165,890	192,064
Prepaid expenses and other current assets	9,620	9,540
TOTAL CURRENT ASSETS	304,656	391,577
Property and equipment, net	47,393	36,246
Internal use software development costs, net	12,734	16,522
Other assets, non-current	5,493	2,921
Intangible assets, net	13,359	6,804
Goodwill	—	65,705
TOTAL ASSETS	$383,635	$519,775
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,103	$214,903
Other current liabilities	3,141	3,534
TOTAL CURRENT LIABILITIES	217,244	218,437
Deferred tax liability, net	—	42
Other liabilities, non-current	1,780	1,783
TOTAL LIABILITIES	219,024	220,262
Commitments and contingencies (Note 17)
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2017 and 2016; 50,239 and 49,378 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	418,354	398,787
Accumulated other comprehensive loss	41	(273)
Accumulated deficit	(253,784)	(99,001)
TOTAL STOCKHOLDERS' EQUITY	164,611	299,513
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$383,635	$519,775

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenue	$155,545	$278,221	$248,484
Expenses:
Cost of revenue	56,836	73,247	58,495
Sales and marketing	51,794	83,328	83,333
Technology and development	47,500	51,184	42,055
General and administrative	55,596	68,570	70,199
Restructuring and other exit costs	5,959	3,316	—
Impairment of intangible assets and internal use software	4,585	23,473	—
Impairment of goodwill	90,251	—	—
Total expenses	312,521	303,118	254,082
Loss from operations	(156,976)	(24,897)	(5,598)
Other (income) expense:
Interest income, net	(908)	(491)	(59)
Other income	(688)	(554)	—
Foreign exchange (gain) loss, net	1,165	(939)	(1,400)
Total other income, net	(431)	(1,984)	(1,459)
Loss before income taxes	(156,545)	(22,913)	(4,139)
Benefit for income taxes	(1,762)	(4,860)	(4,561)
Net income (loss)	$(154,783)	$(18,053)	$422
Net income (loss) per share:
Basic	$(3.17)	$(0.39)	$0.01
Diluted	$(3.17)	$(0.39)	$0.01
Weighted-average shares used to compute net income (loss) per share:
Basic	48,869	46,655	39,663
Diluted	48,869	46,655	44,495

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net income (loss)	$(154,783)	$(18,053)	$422
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(28)	67	(68)
Foreign currency translation adjustments	342	(325)	61
Other comprehensive income (loss)	314	(258)	(7)
Comprehensive income (loss)	$(154,469)	$(18,311)	$415

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	37,192	$—	$209,472	$(8)	$(80,712)	$128,752
Exercise of common stock options	2,552	—	13,533	—	—	13,533
Restricted stock awards, net	479	—	—	—	—	—
Issuance of common stock related to RSU vesting	229	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	170	—	2,040	—	—	2,040
Issuance of common stock and exchange of stock options related to acquisition	4,425	—	76,350	—	—	76,350
Issuance of common stock for contingent consideration associated with acquisitions	1,553	—	25,608	—	—	25,608
Stock-based compensation	—	—	31,403	—	—	31,403
Other comprehensive loss	—	—	—	(7)	—	(7)
Net income	—	—	—	—	422	422
Balance at December 31, 2015	46,600	—	358,406	(15)	(80,290)	278,101
Cumulative-effect adjustment	—	—	658	—	(658)	—
Balance at January 1, 2016	46,600	—	359,064	(15)	(80,948)	278,101
Exercise of common stock options	2,026	—	14,249	—	—	14,249
Restricted stock awards, net	92	—	—	—	—	—
Shares withheld related to net share settlement	(493)	—	(6,058)	—	—	(6,058)
Issuance of common stock related to RSU vesting	945	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	208	—	1,886	—	—	1,886
Stock-based compensation	—	—	29,646	—	—	29,646
Other comprehensive loss	—	—	—	(258)	—	(258)
Net loss	—	—	—	—	(18,053)	(18,053)
Balance at December 31, 2016	49,378	—	398,787	(273)	(99,001)	299,513
Exercise of common stock options	106	—	394	—	—	394
Restricted stock awards, net	(189)	—	—	—	—	—
Shares withheld related to net share settlement	(529)	—	(2,403)	—	—	(2,403)
Issuance of common stock related to RSU vesting	1,273	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	200	—	629	—	—	629
Stock-based compensation	—	—	20,947	—	—	20,947
Other comprehensive income	—	—	—	314	—	314
Net loss	—	—	—	—	(154,783)	(154,783)
Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES:
Net income (loss)	$(154,783)	$(18,053)	$422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,225	42,763	31,010
Stock-based compensation	20,504	28,694	30,584
Loss on disposal of property and equipment	195	214	58
Provision for doubtful accounts	580	540	664
Accretion of available for sale securities	(276)	(82)	57
Change in fair value of contingent consideration	—	—	306
Unrealized foreign currency gains, net	970	(1,122)	(72)
Impairment of intangible assets and internal use software	4,585	23,473	—
Impairment of goodwill	90,251	—	—
Deferred income taxes	(1,564)	(6,635)	(5,286)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	26,051	25,303	(72,460)
Prepaid expenses and other assets	(224)	(2,956)	(1,130)
Accounts payable and accrued expenses	(502)	(32,965)	93,135
Other liabilities	(477)	947	(432)
Net cash provided by operating activities	21,535	60,121	76,856
INVESTING ACTIVITIES:
Purchases of property and equipment	(32,438)	(23,479)	(20,104)
Capitalized internal use software development costs	(7,988)	(9,922)	(8,333)
Acquisitions, net of cash acquired	(38,610)	(238)	(8,647)
Investments in available-for-sale securities	(95,224)	(41,096)	(48,801)
Maturities of available-for-sale securities	81,050	37,360	12,001
Net cash used in investing activities	(93,210)	(37,375)	(73,884)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	394	14,249	13,533
Proceeds from issuance of common stock under employee stock purchase plan	629	1,886	2,040
Taxes paid related to net share settlement	(2,403)	(6,058)	—
Repayment of debt and capital lease obligations	—	—	(105)
Net cash provided by (used in) financing activities	(1,380)	10,077	15,468
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	199	(157)	(160)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(72,856)	32,666	18,280
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	149,498	116,832	98,552
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$76,642	$149,498	$116,832
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$382	$1,285	$1,069
Cash paid for interest	$61	$61	$62
Capitalized assets financed by accounts payable and accrued expenses	$109	$1,627	$342
Capitalized stock-based compensation	$443	$952	$819
Common stock and options issued for business acquisitions	$—	$—	$76,534
Conversion of contingent consideration to common stock	$—	$—	$25,608

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations
Company Overview
The Rubicon Project, Inc., or Rubicon Project or the Company, was formed on April 20, 2007 in Delaware and began operations in April 2007. The Company is headquartered in Los Angeles, California, and completed its initial public offering ("IPO") in April 2014.
The Company is one of the world's largest advertising exchanges. The Company helps websites and apps thrive by giving them tools and expertise to sell ads easily and safely. In addition, the world’s leading agencies and brands rely on Rubicon Project’s technology to execute billions of advertising transactions each month.
The Company provides a technology solution to automate the purchase and sale of digital advertising for buyers and sellers. The Company’s platform features applications and services for digital advertising sellers, including websites, mobile applications and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, demand side platforms, or DSPs, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory we manage on our platform. The Company’s clients include many of the world’s leading publishers of websites and mobile applications and buyers of digital advertising.
Risks and Uncertainties
The Company has been negatively impacted by rapid changes in the ad tech industry including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, the Company made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated its buyer fees altogether. As a result, the Company’s take rate, which was 25.0% for the full year 2016, dropped to 18.5% for the full year 2017, and was 11.6% exiting 2017. The reduced take rate and competitive pressures resulted in the Company experiencing lower advertising spending on its platform in 2017 as compared to 2016 and also resulted in lower operating results and cash flows in 2017. In an effort to bring its costs into better alignment with reduced revenue, the Company has undertaken restructuring activities to reduce headcount and related operating costs, and has also reduced its capital expenditures, which may make execution against its strategic business plans more difficult. Unless and until the Company is able to compensate for the buyer fee reductions and reduced gross margins by continuing to increase advertising spending on its platform, or sufficiently reducing costs, it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations. The Company’s current credit facility expires in September 2018. There can be no guarantee that additional financing will be available on commercially reasonable terms, if at all.

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
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, this includes amounts reclassified to conform to the current year presentation in the consolidated statement of cash flows.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of intangible assets and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) assumptions used in valuation models to determine the fair value of stock-based awards, (vii) fair value of financial instruments, (viii) the recognition and disclosure of contingent liabilities, and (ix) the assumptions used in valuing acquired assets and assumed liabilities in business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of stock and business combinations, as well as the recoverability of long-lived assets and goodwill, require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.
Revenue Recognition
The Company generates revenue from the buying and selling of digital advertising inventory transacted on its platform. The Company's solution enables buyers and sellers to purchase and sell digital advertising inventory by matching buyers and sellers, and by establishing rules and parameters for auctions of advertising inventory. Buyers use the Company's solution to reach their intended audiences by buying advertising inventory that the Company makes available from sellers through its solution. Sellers use the Company's solution to monetize their inventory. The Company recognizes revenue upon fulfillment of its contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an arrangement existing, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectability being reasonably assured. The Company (or in some cases, the provider of inventory that the Company accesses via xAPI connection) generally bills and collects the full purchase price of impressions from buyers, together with other fees, if applicable. The Company reports revenue on a net basis for arrangements in which it has determined that it does not act as the principal in the purchase and sale of advertising inventory because pricing is determined through the Company's auction process or directly between a buyer and a seller and the Company is not the primary obligor. In some cases, the Company generates revenue directly from sellers who maintain the primary relationship with buyers and utilize the Company's solution to transact and increase the monetization of their activities. The Company reports revenue on a net basis for these activities. The Company reported revenue on a gross basis for revenue associated with its intent marketing solution, which the Company ceased providing in the first quarter of 2017. For its intent marketing solution, the Company determined that it acted as the principal in the purchase and sale of advertising inventory because the Company had direct contractual relationships with and managed advertising campaigns on behalf of the buyer by acting as the primary obligor in the purchase of advertising inventory, the Company exercised discretion in establishing prices, the Company had credit risk, and the Company independently selected and purchased inventory from the seller. For periods ending after March 31, 2017, all the Company’s revenue is reported on a net basis.
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
Expenses
The Company classifies its expenses into the following seven categories:
Cost of Revenue. The Company's cost of revenue consists of data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting the Company's revenue-producing platform, amortization of software costs for the development of the Company's revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. For intent marketing transactions conducted in the first quarter of 2017 in which the Company was the principal and reported revenues on a gross basis, cost of revenue also included amounts the Company paid to sellers for their inventory. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in the Company's network operations group who support the Company's platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenue over their estimated useful lives. The

Company amortizes acquired developed technologies over their estimated useful lives.
Sales and Marketing. The Company's sales and marketing expenses consist primarily of personnel costs, including stock-based compensation and sales bonuses paid to the Company's sales organization, marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with customer relationships and backlog from the Company's business acquisitions and, to a lesser extent, facilities-related costs and depreciation and amortization. The Company's sales organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers. The Company amortizes acquired intangibles associated with customer relationships and backlog from its business acquisitions over their estimated useful lives.
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
Impairment of Intangible Assets and Internal Use Software. The Company's impairment charges are non-cash charges related to its intangible assets. Intangible assets are reviewed for impairment indicators at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Refer to the "Intangible Assets" policy within this footnote for additional information regarding the determination of impairment charges related to intangible assets.
Impairment of Goodwill. The Company's goodwill impairment charges are non-cash charges related to its goodwill asset. Goodwill is tested annually for impairment during the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Refer to the "Goodwill" policy within this footnote for additional information regarding the determination of goodwill impairment charges.
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
Option awards issued to non-employees are accounted for at fair value determined by using the Black-Scholes option-pricing model. The fair value of restricted stock issued to non-employees is based on the market value of the Company's common stock as of the measurement date. The Company believes that the fair value of the stock-based awards is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based award is re-measured each period until a commitment date is reached, which is generally the vesting date.
Determining the fair value of stock-based awards using a pricing model requires judgment. The Company’s use of the Black-Scholes option-pricing model and Monte-Carlo lattice model requires the input of subjective assumptions such as the expected term of the award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
These assumptions and estimates are as follows:
Fair Value of Common Stock. The fair value of common stock is based on the closing price of the Company's common stock as reported on the New York Stock Exchange, or the NYSE, on the date of grant.
Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the yields of U.S. Treasury securities with maturities appropriate for the term of stock option awards.
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
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2017, 2016 and 2015.
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
The Tax Cuts and Jobs Act (“the Tax Act”) was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has recognized the impact of the revaluation of deferred tax balances and the provisional impact related to the one-time transition tax. These amounts are included in the Company's consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions that have been made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The Company expects to complete our analysis within the measurement period in accordance with SAB 118.
Capital Stock
The Company has authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has issued common stock, which is included in outstanding common stock on the Company's Consolidated Balance Sheets. The Company has not issued any shares of its preferred stock subsequent to the Company's IPO and does not have any preferred stock outstanding.
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to effect any of the Company's contingent consideration liabilities and the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2017 was 15,881,965.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share attributable to common stockholders adjusts the basic weighted-average number of shares of common stock outstanding for the effect of potentially dilutive securities during the period. Potentially dilutive securities consist of stock options, restricted stock awards, restricted stock units, potential shares issued under the Company's Employee Stock Purchase Plan ("ESPP"), shares held in escrow and potential shares issuable as part of contingent consideration as a result of business combinations. For purposes of this calculation, potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share if their effect is anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments.
Cash, Cash Equivalents, and Marketable Securities
The Company invests excess cash primarily in money market funds, corporate debt securities, and highly liquid debt instruments of the U.S. government and its agencies. The Company classifies investments held in money market funds as cash equivalents because the money market funds have weighted-average maturities at the date of purchase of less than 90 days. Investments held in U.S. government and agency bonds and corporate debt securities with stated maturities of less than one year are classified as short-term investments included in marketable securities, prepaid expenses, and other current assets. Investments held in U.S. government and agency bonds and corporate debt securities with stated maturities of over a year are classified as long-term investments included in other assets, non-current on the Company’s consolidated balance sheets, as the Company does not expect to redeem or sell these securities within one year from the balance sheet date.
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

Restricted Cash
The Company classifies certain restricted cash balances within prepaid expenses and other current assets on the consolidated balance sheets based upon the term of the remaining restrictions. At December 31, 2016, restricted cash totaling $0.1 million was held as collateral for credit cards and is included in prepaid expenses and other current assets on the consolidated balance sheets. At December 31, 2017 the Company had no restricted cash.
Accounts Receivable Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current customer information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts was approximately $0.5 million, $0.7 million and $1.0 million at December 31, 2017, 2016 and 2015 respectively. During the years ended December 31, 2017, 2016 and 2015, the Company wrote-off $0.7 million, $1.1 million and $0.2 million, respectively, of accounts receivable.
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
Software development activities generally consist of three stages, (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post implementation stage. Costs incurred in the planning and post implementation stages of software development, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed for internal use when the planning stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose. Internal use software development costs are amortized using a straight-line method over the estimated useful life of three years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
The Company does not transfer ownership of its software, or lease its software, to third parties.

Intangible Assets
Intangible assets primarily consist of acquired developed technology, customer relationships, and non-compete agreements resulting from business combinations, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.
The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	3 to 5
Customer relationships	2.5 to 3
Non-compete agreements	2 to 3
Other intangible assets	1 to 1.5
Intangible assets are reviewed for impairment indicators at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For intangible assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.
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
Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price of a business combination, which is the sum of the consideration provided, which may consist of cash, equity or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies.
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
The Company adopted Accounting Standards Update ("ASU") 2017-04—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment during the first quarter of 2017. In accordance with the guidance, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment option is not elected, or if the qualitative assessment indicates that it is more likely than not that the fair value is less than its carrying amount, a quantitative analysis is then performed. The quantitative analysis, if performed, compares the estimated fair value of the Company with its respective carrying amount, including goodwill. If the estimated fair value of the Company exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If the fair value is less than the carrying amount, including goodwill, then an impairment adjustment must be recorded up to the carrying amount of goodwill.
The Company operates as a single operating segment and has identified a single reporting unit. In the third quarter of 2017, the Company identified potential indications of impairment and performed a quantitative goodwill impairment assessment and determined that the fair value of the Company was less than the carrying value, including goodwill. As a result, the Company recorded a goodwill impairment charge of $90.3 million during the third quarter of 2017. Refer to Note 9 for a description of the methods used to compute the goodwill impairment charge in the third quarter of 2017. There was no impairment of goodwill recorded during the years ended December 31, 2016 and 2015.
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
Assets and liabilities under capital lease are recorded at the lesser of present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are amortized using the straight-line method over the estimated useful lives of the assets. The Company has no capital leases at December 31, 2017.
Fair Value of Financial Instruments
The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable, accrued expenses, and seller payables approximate fair value due to the short-term nature of these instruments. Certain assets of the Company are recorded at their fair value, using the fair value hierarchy, on a recurring basis, and other assets and liabilities, including goodwill and intangible assets are subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review (see Note 9).
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents maintained with financial institutions exceed applicable federally insured limits.
Accounts receivable include amounts due from buyers with principal operations primarily in the United States. The Company performs ongoing credit evaluations of its buyers.

At December 31, 2017, two buyers accounted for 20% and 15%, respectively, of consolidated accounts receivable. At December 31, 2016, two buyers accounted for 12% and 11%, respectively, of consolidated accounts receivable.
For the years ended December 31, 2017, 2016 and 2015, no buyer or seller of advertising inventory comprised 10% or more of consolidated revenue.
At December 31, 2017 and 2016, no seller of advertising inventory comprised 10% or more of consolidated accounts payable.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Foreign exchange gains or losses were included in foreign exchange (gain) loss, net in the accompanying consolidated statements of operations. To the extent that the functional currency is different than the U.S Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss on the consolidated balance sheet.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board ("FASB"), issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under the "Revenue from Contracts with Customers" topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption ("modified retrospective"). The guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Management has completed an assessment to determine the impact on the Company's consolidated financial statements by analyzing the Company's primary revenue generating transaction types, and concluded that there was no impact on the Company's results of operations as a result of adopting this standard. The Company will adopt the new standard on a modified retrospective basis as of January 1, 2018.
In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The new guidance requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The guidance also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The new guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted except for the amended presentation requirements for changes in the fair value of financial liabilities. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements and related disclosures, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.
In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the accounting for recognizing impairments of financial assets. Under ASU 2016-13, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities should recognize the income tax consequences of such transfers when the transfers occur. The new guidance will be effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a modified retrospective transition method. The Company does not expect the guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. Subsequent to adoption, the Company will apply this guidance to acquisitions or disposals occurring in the period of adoption and thereafter. The Company does not expect the guidance to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09") to provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The guidance notes that an entity should account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified and it did not change any of the inputs to the valuation technique used to value the award, the vesting conditions did not change, and the classification of the award as either equity or liability did not change. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

Note 3—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(154,783)	$(18,053)	$422
Weighted-average common shares outstanding	49,720	48,512	42,067
Weighted-average unvested restricted shares	(851)	(1,857)	(1,677)
Weighted-average escrow shares	—	—	(727)
Weighted-average common shares outstanding used to compute net income (loss) per share	48,869	46,655	39,663
Basic net income (loss) per share	$(3.17)	$(0.39)	$0.01
Diluted EPS:
Net income (loss)	$(154,783)	$(18,053)	$422
Weighted-average common shares used in basic EPS	48,869	46,655	39,663
Dilutive effect of weighted-average common stock options	—	—	2,510
Dilutive effect of weighted-average restricted stock awards	—	—	532
Dilutive effect of weighted-average restricted stock units	—	—	426
Dilutive effect of weighted-average ESPP	—	—	25
Dilutive effect of weighted-average escrow shares	—	—	591
Dilutive effect of weighted-average contingent shares	—	—	748
Weighted-average shares used to compute diluted net income (loss) per share	48,869	46,655	44,495
Diluted net income (loss) per share	$(3.17)	$(0.39)	$0.01
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share for each period presented because they are anti-dilutive:

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Options to purchase common stock	120	951	—
Unvested restricted stock awards	297	414	—
Unvested restricted stock units	556	611	—
Shares held in escrow	—	392	—
ESPP	50	30	—
Contingent shares	—	—	704
Total shares excluded from net income (loss) per share	1,023	2,398	704
In connection with the acquisition of Chango, which occurred during the year ended December 31, 2015, the Company issued 971,481 shares in connection with the contingent consideration and released 126,098 shares from escrow. These shares were included in the calculation of basic net income (loss) per share effective December 31, 2015, the date of issuance, and were included in the calculation of diluted net income (loss) per share for periods between the date of acquisition and immediately prior to December 31, 2015.
In connection with the acquisition of iSocket, Inc. ("iSocket"), which occurred in 2014, the Company issued 585,170 shares in connection with the contingent consideration on December 31, 2015. These shares were included in the calculation of basic net income (loss) per share effective December 31, 2015, the date of issuance.

Note 4—Investments
Investments in marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$27,426	$—	$(20)	$27,406
Corporate debt securities	25,098	—	—	25,098
Total	$52,524	$—	$(20)	$52,504
Available-for-sale — long-term:
U.S. Treasury, government and agency debt securities	$2,504	$—	$(9)	$2,495
As of December 31, 2017, the Company's available-for-sale securities had a weighted remaining contractual maturity of 0.3 years. For the year ended December 31, 2017, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations for the sale of available-for-sale investments.
Investments in marketable securities as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$23,237	$1	$(2)	$23,236
Corporate debt securities	17,314	—	—	17,314
Total	$40,551	$1	$(2)	$40,550
The amortized cost and fair value of the Company's marketable securities at December 31, 2017, by contractual years-to-maturity are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in less than 1 year	$52,524	$52,504
Due within 1-2 years	2,504	2,495
Total	$55,028	$54,999

Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Purchased software	$1,985	$1,777
Computer equipment and network hardware	90,695	62,084
Furniture, fixtures and office equipment	2,165	2,194
Leasehold improvements	3,325	3,385
Gross property and equipment	98,170	69,440
Accumulated depreciation	(50,777)	(33,194)
Net property and equipment	$47,393	$36,246

Depreciation expense on property and equipment totaled $20.3 million, $13.7 million and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were no impairment charges to property and equipment for the years ended December 31, 2017, 2016 and 2015.
At December 31, 2017 and 2016, the Company had no property and equipment under capital leases.

Note 6—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Internal use software development costs, gross	33,414	$37,032
Accumulated amortization	(20,680)	(20,510)
Internal use software development costs, net	$12,734	$16,522
During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $8.4 million, $10.9 million, and $9.2 million of internal use software development costs. Amortization expense was $11.1 million, $8.3 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015. In the years ended December 31, 2017, 2016 and 2015, amortization expense included the write-off of software development costs of $1.6 million, $0.8 million and $1.5 million, in the respective periods. Based on the Company’s internal use software development costs at December 31, 2017, estimated amortization expense of $6.2 million, $4.3 million and $2.2 million is expected to be recognized in 2018, 2019 and 2020, respectively.
In the fourth quarter of 2017, the Company recognized an impairment of the remaining capitalized software asset related to its Guaranteed Orders workflow tool of $1.1 million, which is included within impairment of intangible assets and internal use software on the consolidated statements of operations (see Note 9 for additional valuation details). There were no impairment charges to internal use software development costs for the years ended December 31, 2016 and 2015.

Note 7—Business Combinations
2017 Acquisition—nToggle, Inc.
On July 14, 2017, the Company completed the merger of nToggle, Inc. ("nToggle") with Caviar Acquisition Corp., a wholly owned subsidiary of the Company, with nToggle surviving as a wholly owned subsidiary of Rubicon Project. nToggle is a Boston, Massachusetts based programmatic advertising company with traffic-shaping technology. The primary reason for the acquisition was to acquire technology, know-how and personnel that will enable the Company to offer services that make it easier and more cost-effective for buyers to find the inventory they seek among the billions of bid requests they receive. At closing, the Company paid net cash consideration of $38.6 million, which represents total purchase consideration of $40.6 million less acquired cash and cash equivalents of $2.0 million, to the stockholders, warrantholders, and holders of vested in-the-money options of nToggle. In addition, the Company assumed 432,482 outstanding unvested in-the-money options and 77,499 shares of restricted stock held by continuing employees, and issued an aggregate of 174,117 restricted stock units to the continuing employees under the Company's 2014 Inducement Grant Equity Incentive Plan. The financial results of nToggle have been included in our consolidated financial statements since the date of the acquisition.

The major classes of assets and liabilities to which the Company has allocated the purchase price were as follows as of the acquisition date:

Amount
(in thousands)
Cash and cash equivalents	$1,953
Accounts receivable	256
Prepaid and other assets	18
Fixed assets	763
Other non-current assets	82
Intangible assets	14,840
Goodwill	24,546
Total assets acquired	42,458
Accounts payable and accrued expenses	78
Deferred revenue	91
Deferred tax liability, net	1,719
Total liabilities assumed	1,888
Total net assets acquired	$40,570
The Company recognized approximately $0.3 million of acquisition-related costs during the year ended December 31, 2017 that are included within general and administrative expenses in the Company’s consolidated statements of operations. As part of the acquisition of nToggle, the Company acquired nToggle's net operating losses of approximately $9.3 million. In addition, the Company recorded deferred tax liabilities related to acquired intangibles of $5.5 million net of deferred tax assets of $3.8 million primarily related to net operating loss carryforwards.
The following table summarizes the components of the acquired intangible assets and estimated useful lives (in thousands, except for estimated useful life):

	December 31, 2017	Estimated Useful Life
Developed technology	$14,130	5 years
Non-compete agreements	690	2 years
Trademark & trade name	20	1.5 years
Total intangible assets acquired	$14,840
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
Goodwill resulting from the acquisition was primarily attributable to acquired workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Refer to Note 9 for a description of the methods used to compute the charge for the impairment of consolidated goodwill of $90.3 million recorded in the third quarter of 2017. The acquired intangibles and goodwill resulting from the nToggle acquisition are not amortizable for tax purposes.
Unaudited Pro Forma Information - nToggle Acquisition
The following table provides unaudited condensed pro forma information to give effect to the nToggle acquisition as if it had occurred on January 1, 2016. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of nToggle. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the actual or future operating results of the combined company.

	Year Ended
	December 31, 2017	December 31, 2016

Pro forma revenues	$156,480	$278,995
Pro forma net loss	$(158,443)	$(25,116)
Pro forma net loss per share, basic	$(3.24)	$(0.54)
Pro forma net loss per share, diluted	$(3.24)	$(0.54)
nToggle's technology was fully integrated into the Company's platform, and its pre-acquisition product will not be offered on a stand-alone basis. As a result, the determination of nToggle's post-acquisition revenue and operating results on a stand-alone basis is impracticable.
2015 Acquisition—Chango Inc.
On April 24, 2015 (the "Acquisition Date"), the Company completed the acquisition of all the issued and outstanding shares of Chango, a Toronto, Canada based intent marketing technology company.
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
The fair value of the consideration transferred to acquire Chango was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the Acquisition Date. This allocation was final as of December 31, 2015.
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
Unaudited Pro Forma Information - Chango Acquisition
The following table provides unaudited pro forma information as if Chango had been acquired as of January 1, 2014. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Chango or recognition of compensation expense relating to the contingent consideration. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Year Ended
December 31, 2015
(in thousands, except per share data)
Pro forma revenues	$265,134
Pro forma net income	$673
Pro forma net income per share, basic	$0.02
Pro forma net income per share, diluted	$0.01

Subsequent to the Acquisition Date, the operations of Chango were fully integrated into the operations of the Company and as a result, the determination of Chango’s post-acquisition revenues and operating results on a standalone basis are impracticable given the integration of the Chango operations with the Company's operations.

Note 8—Goodwill and Intangible Assets
The Company has continued to experience a decrease in its stock price and market capitalization. During the third quarter of 2017, there were also certain developments that negatively impacted the Company's near-term business outlook, including the strategic decision to make reductions in the fees the Company charges buyers in open market waterfall RTB transactions, header bidding, and direct pressure from buyers and sellers, which accelerated dramatically in 2017. The Company concluded that these developments, together with the continued decline in the Company's market capitalization below the carrying value of its net assets, represented an indication of impairment that triggered the Company to perform a quantitative valuation assessment of its goodwill. The Company, with the assistance of a valuation consultant, performed a fair value assessment of its net assets using fair values derived from income and market approaches and weighted the outcomes. For additional details regarding the valuation assessment process, refer to Note 9.
The Company compared the fair value of its net assets using the three methodologies (one income approach and two market approaches), to the carrying value of $274.4 million. As the carrying value of the Company's net assets exceeded the estimated fair value, the Company recorded an impairment charge of $90.3 million during the third quarter of 2017. No impairment of goodwill was identified for the years ended December 31, 2016 and 2015.
Details of the Company’s goodwill were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Beginning balance	$65,705	$65,705
Additions from the acquisition of nToggle (See Note 7)	24,546	—
Impairment of goodwill	(90,251)	—
Ending balance	$—	$65,705
As a result of the indications of impairment related to goodwill, the Company also performed an interim impairment assessment of its long-lived assets, including intangible assets. Under this assessment, the carrying value of the Company's long-lived assets was compared to the undiscounted cash flows expected to be generated by the asset group over its remaining life. Based on this assessment, there was no impairment of long-lived assets.
The Company’s intangible assets as of December 31, 2017 and 2016 including the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$13,418
Customer relationships	—	3,330
Non-compete agreements	690	4,990
Trademarks	20	—
Total identifiable intangible assets, gross	17,588	21,738
Accumulated amortization— intangible assets:
Developed technology	(4,062)	(7,652)
Customer relationships	—	(2,837)
Non-compete agreements	(161)	(4,445)
Trademarks	(6)	—
Total accumulated amortization—intangible assets	(4,229)	(14,934)
Total identifiable intangible assets, net	$13,359	$6,804
Amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $4.8 million, $20.5 million and $15.7 million, respectively. In 2016, the Company reassessed the remaining estimated useful lives of the developed technology and customer relationships related to the Chango acquisition based on the remaining expected benefit from those assets. The change in the remaining estimated useful lives for developed technology and customer relationships resulted in increased amortization expense of $4.2 million for the year ended December 31, 2016. The increased amortization expense decreased the basic and diluted earnings per share by $0.09 for the year ended December 31, 2016.
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
In the fourth quarter of 2017, the Company recognized an impairment charge of the remaining intangible assets associated with its Guaranteed Orders workflow tool, totaling $3.5 million. These intangible assets included developed technology and customer relationships acquired as part of an acquisition completed in 2014. See Note 9 for additional information.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2017:

Fiscal Year	Amount
(in thousands)
2018	$3,185
2019	3,010
2020	2,826
2021	2,826
2022	1,512
Total	$13,359

Note 9—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2017:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$1,807	$210	$1,597	$—
Corporate debt securities	$25,098	$—	$25,098	$—
U.S. Treasury, government and agency debt securities	$29,901	$29,901	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2016:

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$15,776	$7,781	$7,995	$—
Corporate debt securities	$17,314	$—	$17,314	$—
U.S. Treasury, government and agency debt securities	$23,236	$23,236	$—	$—
At December 31, 2017 and 2016, cash equivalents of $1.8 million and $15.8 million consisted of money market funds and commercial paper with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, rather derived from similar securities. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities, for securities with maturities of one year or less, or within other assets, non current, for securities with maturities over one year.
There were no transfers between Level 1 and Level 2 fair value measurements during the years ended December 31, 2017 and 2016.
The Company classified its contingent consideration liabilities incurred in connection with the acquisitions of iSocket and Chango within Level 3 of the fair value hierarchy because the valuations relied on unobservable inputs. The fair value of these liabilities was evaluated on a quarterly basis, with changes to the fair value recorded within general and administrative expenses in the Consolidated Statements of Operations. For the year ended December 31, 2015, the Company recognized an expense of $0.3 million related to the change in fair value of the contingent consideration liabilities. On December 31, 2015, the Company settled the remaining liabilities by issuance of shares of its common stock.
Non-Recurring Fair Value Measurements
Impairment of Goodwill
During the third quarter of 2017, the Company identified potential indications of impairment, which triggered a quantitative goodwill impairment assessment. The Company compared the fair value of its net assets, calculated using three valuation methodologies, to the carrying value of the net assets. The fair value of the Company's net assets falls within Level 3 of the fair value hierarchy, as it was determined using unobservable inputs and relied on assumptions and estimates made by the Company's management. The valuation process is described below:
Income Approach. The Company first estimated the fair value of its net assets based on an income approach using the 2017 remaining year forecast, projections for growth from that base, and a terminal growth rate. The cash flows were discounted using the Company's estimated weighted average cost of capital rate of 16.2%. The value of net operating losses and the excess working capital were then added to the discounted cash flows to arrive at the income approach fair value of the Company's net assets.
Market Approach. The market approach used to determine the fair value of the Company's net assets was based upon a review of private and public company control transactions involving comparable companies. The Company performed two analyses under the market approach—a control premium analysis and a similar transaction analysis. In each of these analyses, the Company identified merger or acquisition transactions that were completed over the past three years involving targets that operate within the “Advertising” or “Internet Software and Services” industries and where the buyer was a strategic buyer. In the control premium analysis, the Company calculated a control premium paid in each of these transactions. After analyzing the comparable transactions, the Company applied a control premium of 15% to its adjusted public equity value to derive the fair value of its net assets. An additional method under the market approach, the similar transactions method, was utilized to determine the fair value of the Company's net assets under a strategic buyer purchase scenario. In this analysis, target companies were compared to the Company and multiples paid in transactions, specifically EBITDA, were analyzed and applied to the Company's adjusted EBITDA for the twelve months ended September 30, 2017. Based on the results of this analysis, an adjusted EBITDA multiple of 2.0x was applied to calculate the fair value of the Company's net assets. In determining the comparability of publicly-traded companies, several factors were analyzed, including products and solutions, markets, growth patterns, relative size, earnings trends and other financial characteristics.
The Company compared the fair value of its net assets using the three methodologies (one income approach and two market approaches) described above, to the carrying value and determined that its goodwill was fully impaired. The Company recorded an impairment of $90.3 million to adjust its goodwill balance to its fair value of zero.
Impairment of Intangible Assets and Internal Use Software
The Company measures impairment loss based on the difference between the carrying amount and estimated fair value. In the fourth quarter of 2017, we performed a cash flow analysis of our Guaranteed Orders workflow tool that resulted in impairment charges of the related intangible assets and long lived assets totaling $3.5 million and $1.1 million, respectively. The intangible assets included developed technology and customer relationships acquired as part of an acquisition completed in 2014. The fair value of the asset group was determined based on a discounted cash flow method, which reflected estimated future cash flows associated with the identified asset group at the measurement date, and falls within Level 3 of the fair value hierarchy. The asset group was determined to be fully impaired and the assets were written down to their fair values of zero.
For the year ended December 31, 2016, the Company recorded an impairment of intangible assets totaling $23.5 million related to the exit of its intent marketing product. The fair value of the asset group was determined based on a discounted cash flow method, which reflected estimated future cash flows associated with the identified asset group at the measurement date, and falls within Level 3 of the fair value hierarchy. The intangible assets were determined to be fully impaired and were written down to their fair values of zero.
For the year ended December 31, 2015, no impairments were recorded on the Company's assets required to be measured at fair value on a non-recurring basis.

Note 10—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Accounts payable—seller	$203,694	$197,261
Accounts payable—trade	3,764	7,930
Accrued employee-related payables	6,645	9,712
Total	$214,103	$214,903

Note 11—Debt
The Company has a loan and security agreement with Silicon Valley Bank (the "Loan Agreement") that provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 27, 2018. An unused revolver fee in the amount of 0.15% per annum of the average unused portion of the revolver line is charged and is payable monthly in arrears. The Company may elect for advances to bear interest calculated by reference to prime or LIBOR. If the Company elects LIBOR, amounts outstanding under the amended credit facility bear interest, at a rate per annum equal to LIBOR plus 2.0% if the Company maintains a net cash balance exceeding $1. If the Company elects prime, advances bear interest at a rate of prime plus 0% if the Company maintains a net cash balance exceeding $1 or prime plus 1.50% if the Company does not maintain a net cash balance of $1.
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
The Loan Agreement requires the Company to comply with financial covenants including minimum levels of adjusted tangible net worth and a fixed charge coverage ratio, as well as certain affirmative covenants. In the event the amount available to be drawn is less than 20% of the maximum line amount of the credit facility, or in the event that a default exists, the Company is required to satisfy a minimum fixed charge coverage ratio of no less than 1.10 to 1.00 calculated on a twelve month trailing basis as of the last day of each month on a consolidated basis. The Company was in compliance with the covenants as of December 31, 2017 and 2016.
The Loan Agreement includes customary events of defaults, including a change of control default and an event of default in the event a material adverse change occurs. In case of such an event of default, Silicon Valley Bank would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor.
At December 31, 2017, there were no amounts outstanding under this loan. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

 Note 12—Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Investments, net of tax	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(68)	$53	$(15)
Other comprehensive income (loss)	67	(325)	(258)
Balance at December 31, 2016	(1)	(272)	(273)
Other comprehensive income (loss)	(28)	342	314
Balance at December 31, 2017	$(29)	$70	$41

Note 13—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, or the 2014 Plan, which governs equity awards made to employees and directors of the Company since the IPO. In connection with the acquisition of iSocket, the Company assumed the iSocket 2009 Equity Incentive Plan, or the iSocket Plan, which governs stock options issued to former iSocket employees and assumed by the Company. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan, or the Inducement Plan, which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the acquisition of Chango, the Company assumed Chango's 2009 Stock Option Plan, or the Chango plan, which governs stock options issued to former Chango employees and assumed by the Company. All compensatory equity awards outstanding at December 31, 2017 were issued pursuant to the 2014 Plan, the iSocket Plan, the Chango Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan, or the 2007 Plan, which governs equity awards made to employees and contractors of the Company prior to the IPO. The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, usually 25% vesting after one year of service and the remainder vesting semi-annually thereafter. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances on a change in control, as defined in the governing plan. No further awards were made under the iSocket Plan, the Chango Plan, or the 2007 Plan; available shares under the iSocket Plan and the Chango Plan were rolled into the available share pool under the 2014 Plan at the time of acquisition of each company, and available shares under the 2007 Plan were rolled into the available share pool under the 2014 Plan at the time of the IPO. An aggregate of 6,073,370 shares remained available for issuance at December 31, 2017 under the plans. The 2014 Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The Inducement Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.

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
Stock Options
A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2016	3,861	$11.16
Granted	1,424	$4.20
Exercised	(106)	$3.71
Expired	(506)	$12.07
Forfeited	(310)	$14.26
Outstanding at December 31, 2017	4,363	$8.75	5.73 years	$600
Exercisable at December 31, 2017	2,785	$10.44	3.92 years	$99
The total intrinsic values of options exercised during the years ended December 31, 2017, 2016 and 2015 were $0.4 million, $18.5 million and $28.3 million, respectively. At December 31, 2017, the Company had unrecognized employee stock-based compensation expense relating to stock options of approximately $5.4 million, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant date per share fair values of stock options granted in the years ended December 31, 2017, 2016 and 2015 were $3.55, $6.29 and $9.25, respectively.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Expected term (in years)	5.8	5.9	4.5
Risk-free interest rate	2.03%	1.47%	1.30%
Expected volatility	57%	49%	47%
Dividend yield	—%	—%	—%

Restricted Stock
A summary of restricted stock activity for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2016	1,113	$14.07
Granted	77	$5.07
Canceled	(267)	$13.27
Vested	(365)	$15.01
Nonvested shares of restricted stock outstanding at December 31, 2017	558	$12.60
The weighted-average grant date per share fair values of restricted stock with service conditions granted for the years ended December 31, 2017, 2016 and 2015 were $5.07, $13.26 and $16.75, respectively. The fair values of restricted stock with service conditions that vested during the years ended December 31, 2017, 2016 and 2015 were $1.7 million, $5.7 million and $9.8 million, respectively. At December 31, 2017, the Company had unrecognized stock-based compensation expense for restricted stock with service conditions of $2.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
In March 2014, the Company granted 280,000 shares of restricted stock to certain executives that vest based on certain stock price performance metrics, beginning on the completion of the Company’s IPO in April 2014 over an estimated weighted-average period of 1.7 years. The grant date fair value per share of the 280,000 shares of restricted stock was $13.15, which was estimated using a Monte-Carlo lattice model. The compensation expense will not be reversed if performance metrics are not obtained. At December 31, 2017, the Company had unrecognized stock-based compensation expense relating to these shares of restricted stock of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 3.4 years.
In May 2015, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $13.81, which was estimated using a Monte-Carlo lattice model. In February 2016, the Company granted certain executives shares of restricted stock that vest based on certain stock price performance metrics. The grant date fair value per share of restricted stock was $11.07, which was estimated using a Monte-Carlo lattice model. At December 31, 2017, the Company had unrecognized employee stock-based compensation expense relating to these shares of restricted stock with market conditions of approximately $0.6 million, which is expected to be recognized over a weighted-average period of 0.6 years. The compensation expense will not be reversed if the performance metrics are not met.
Restricted Stock Units
A summary of restricted stock unit activity for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock units outstanding at December 31, 2016	2,903	$13.63
Granted	3,149	$5.61
Canceled	(1,170)	$12.11
Vested	(1,273)	$12.43
Nonvested shares of restricted stock units outstanding at December 31, 2017	3,609	$7.55
The weighted-average grant date fair values per share of restricted stock units granted for the years ended December 31, 2017, 2016 and 2015 were $5.61, $12.66 and $16.45, respectively. The fair values of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 were $5.1 million, $11.5 million and $3.6 million, respectively. At December 31, 2017, the intrinsic value of nonvested restricted stock units was $6.7 million. At December 31, 2017, the Company had unrecognized stock-based compensation expense relating to restricted stock units of approximately $23.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan
In November 2013, the Company adopted the Company's 2014 Employee Stock Purchase Plan ("ESPP"). The ESPP is designed to enable eligible employees to periodically purchase shares of the Company's common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. At the end of each six month offering period, employees are able to purchase shares at a price per share equal to 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last trading day of the offering period. Offering periods generally commence and end in May and November of each year.
As of December 31, 2017, the Company has reserved 1,279,464 shares of its common stock for issuance under the ESPP. Shares reserved for issuance will increase on January 1st of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on the December 31st immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Cost of revenue	$404	$344	$240
Sales and marketing	4,582	8,520	7,415
Technology and development	4,034	5,788	4,963
General and administrative	9,924	14,042	17,966
Restructuring and other exit costs	1,560	—	—
Total stock-based compensation expense	$20,504	$28,694	$30,584

Note 14—Restructuring And Other Exit Costs
As part of its on-going efforts to control costs and evaluate efficiencies, in January 2017, the Company announced that it would cease providing intent marketing services and would close its Toronto, Canada office as a result. Additional restructuring costs were incurred in the first half of 2017 related to the closure of the Toronto office, as well as a realignment of the management team to a more cost efficient structure. The objective of the restructuring activities was to streamline operations, prioritize resources for growth initiatives and increase profitability. The Company has recognized expenses resulting from these activities as restructuring and other exit costs within its consolidated statement of operations. The remaining liability is included within other liabilities on the Company’s consolidated balance sheets.
The following table summarizes restructuring and other exit cost activity (in thousands):

Accrued restructuring and other exit costs at December 31, 2015	$—
Restructuring and other exit costs	3,316
Cash paid for restructuring and other exit costs	(2,515)
Accrued restructuring and other exit costs at December 31, 2016	$801
Restructuring and other exit costs	5,959
Cash paid for restructuring and other exit costs	(5,059)
Non-cash stock-based compensation for restructuring and other exit costs	(1,560)
Accrued restructuring and other exit costs at December 31, 2017	$141

The following table presents the components of restructuring and other exit costs for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016
Employee termination costs	$5,753	$3,270
Facility closing costs	206	46
Total restructuring and other exit costs	$5,959	$3,316

Note 15—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Domestic	$(104,750)	$25,704	$15,723
International	(51,795)	(48,617)	(19,862)
Loss before income taxes	$(156,545)	$(22,913)	$(4,139)
The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Current:
Federal	$(140)	$441	$196
State	78	713	90
Foreign	(250)	613	367
Total current provision	(312)	1,767	653
Deferred:
Federal	(1,877)	—	—
State	288	(289)	1
Foreign	139	(6,338)	(5,215)
Total deferred benefit	(1,450)	(6,627)	(5,214)
Total provision (benefit) for income taxes	$(1,762)	$(4,860)	$(4,561)
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
The Company recorded an income tax benefit for the years ended December 31, 2017, 2016 and 2015 of $1.8 million, $4.9 million and $4.6 million, respectively. The tax benefit for the year ended December 31, 2017 is the result of a deferred tax liability associated with the nToggle acquisition, while the benefits for 2016 and 2015 were the result of the net operating loss generated by the Canadian operations.

During the fourth quarter of 2017, the Company recorded a tax deduction of $145.8 million and increased its valuation allowance by a corresponding amount, resulting in no net tax benefit related to a worthless stock deduction generated by the Company's exit from its intent marketing business activities in Canada.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures, immediate expensing of qualified property, the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earning which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. The Company recorded a provisional Transition Tax of $0.6 million which reduced its U.S. net deferred tax assets.
The Tax Act also reduced the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018. Consequently, the Company has recorded a decrease to its tax effected U.S. net deferred tax assets of $31.6 million, with a corresponding decrease to the U.S. valuation allowance for the year ended December 31, 2017 as a result of re-measuring net deferred tax assets at the new lower corporate tax rate of 21%.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has recognized the actual impact of the revaluation of deferred tax balances and the provisional impact related to the one-time transition tax. The Company included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions that have been made, additional regulatory guidance that may be issued, and actions may be taken as a result of the Tax Act. The Company expects to complete our analysis within the measurement period in accordance with SAB 118.
In addition, it is unclear how many U.S. states will incorporate the federal law changes, or portions thereof, into their tax codes and foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company's financial position and results of operations.
The Tax Act allows for the immediate write off (“expensing”) of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. Following January 1, 2023, the expensing phases down 20% annually through January 1, 2027. The Company recorded an immediate write off of $12.4 million for the year ending December 31, 2017.
Additionally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments and, also, requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). GAAP allows the Company to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company elected the period cost method. Given that these new rules are not yet effective, the Company has not made any adjustments to its financial statements for these items for the year ended December 31, 2017.

Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 34.0% for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—%	(2.1)%	(1.4)%
Foreign income (loss) at other than U.S. rates	0.2%	(14.4)%	(31.0)%
Stock-based compensation expense	(3.8)%	2.1%	(31.5)%
Meals and entertainment	(0.1)%	(1.5)%	(14.2)%
Acquisition and related items	—%	—%	(8.6)%
Goodwill impairment	(19.0)%	—%	—%
Non-deductible gifts	—%	(0.1)%	(0.8)%
Research and development tax credits	0.8%	7.2%	42.3%
Tax effect of intercompany financing	—%	4.9%	11.2%
Worthless stock	31.7%	—%	—%
Other permanent items	(0.5)%	—%	(0.5)%
Provision (benefit) to return adjustments	—%	0.6%	(9.4)%
Change in valuation allowance	(22.0)%	(9.5)%	120.1%
Tax rate change; U.S. tax reform	(20.2)%	—%	—%
Effective income tax rate	1.1%	21.2%	110.2%
Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred Tax Assets:
Accrued liabilities	$2,648	$1,287
Stock-based compensation	3,685	7,381
Net operating loss carryovers	65,648	21,375
Tax credit carryovers	13,494	10,915
Other	1,502	2,360
Total deferred tax assets	86,977	43,318
Less valuation allowance	(81,767)	(39,491)
Deferred tax assets, net of valuation allowance	5,210	3,827
Deferred Tax Liabilities:
Fixed assets	(3,864)	(3,764)
Intangible assets	(955)	468
Other	—	—
Total deferred tax liabilities	(4,819)	(3,296)
Net deferred tax assets (liability)	$391	$531
The change in valuation allowance for the years ended December 31, 2017, 2016 and 2015 was $42.3 million, $10.2 million and $3.2 million, respectively.
At December 31, 2017, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $238.7 million, which will begin to expire in 2027. At December 31, 2017, the Company had state NOLs of approximately $139.8 million, which will begin to expire in 2027. At December 31, 2017, the Company had foreign NOLs of approximately $23.8 million, which will begin to expire in 2026. At December 31, 2017, the Company had federal research and development tax credit carryforwards, or credit carryforwards, of approximately $10.2 million, which will begin to expire in 2027. At December 31, 2017, the Company had state research and development tax credits of approximately $8.0 million, which carry forward indefinitely. At December 31, 2017, the Company had foreign research tax credits of approximately $0.7 million, which carry forward indefinitely.
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
Additionally, for tax years beginning after December 31, 2017, the Tax Act limits the NOL deduction to 80% of taxable income, repeals carryback of all NOLs arising in a tax year ending after 2017, and permits indefinite carryforward for all such NOLs. NOL’s arising in a tax year ending in or before 2017 can offset 100% of taxable income, are available for carryback, and expire 20 years after they arise.
At December 31, 2017, unremitted earnings of the subsidiaries outside of the United States were approximately $5.1 million, on which the Company recorded a provisional transaction tax of $0.6 million, as discussed above. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
(in thousands)
Balance at January 1, 2015	$2,131
Increases related to 2015 tax positions	2,194
Decreases related to prior year tax positions	—
Balance as of December 31, 2015	4,325
Increases related to 2016 tax positions	702
Decreases related to prior year tax positions	—
Balance as of December 31, 2016	5,027
Increases related to current year tax positions	550
Increases related to prior year tax positions	69
Decreases related to prior year tax positions	—
Balance as of December 31, 2017	$5,646
Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2017, 2016 and 2015 were not material.
Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For Australia, Brazil, Canada, Germany, Italy, Japan, Singapore, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, while for France only 2014 forward are open for examination. During the first quarter of 2017, the Internal Revenue Service ("IRS") commenced an examination of the 2015 tax year. The Company has not received and Notice of Proposed Adjustments (“NOPAs”) nor had a discussions with the IRS regarding any potential adjustments.
The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 16—Geographic Information
Revenue by geography are based on the location of the Company's sellers. The Company's revenue by geographical region was as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
United States	$95,567	$182,777	$172,188
United Kingdom	11,140	20,778	20,355
Other international	48,838	74,666	55,941
Total	$155,545	$278,221	$248,484
The Company’s property and equipment, net by geographical region was as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
United States	$37,566	$29,032	$21,782
International	9,827	7,214	3,621
Total	$47,393	$36,246	$25,403

Note 17—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $12.7 million, $11.5 million and $9.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, expenses for cloud-based services related to data centers were $4.9 million, $5.8 million, and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rental expense for sublease rentals were $4.0 million, $3.0 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2016, in connection with office leases, the Company entered into a new irrevocable letter of credit in the amount of $0.5 million. As of December 31, 2017 and 2016, the Company had $2.9 million of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
The following table summarizes the Company's future minimum lease payments under non-cancelable operating leases and related sublease income at December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$9,419	$7,198	$3,650	$1,251	$438	$280	$22,236
Operating sublease income	(766)	(286)	(196)	(196)	(196)	(147)	(1,787)
Total	$8,653	$6,912	$3,454	$1,055	$242	$133	$20,449
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2017. However, based on management’s knowledge as of December 31, 2017, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited ("Guardian") issued proceedings (the "Complaint") against the Company in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that the Company underpaid Guardian for inventory sold by Guardian through its platform as a result of the fact that the Company charged fees to buyers of that inventory. Guardian claims the Company was precluded from charging buyer fees as a result of its contractual arrangements with Guardian and English agency law principles, as well as representations it allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs, without specifying the amount of damages sought. The Company disputes Guardian’s claims and is defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, the Company does not believe the payment of the damages it thinks could be recoverable by Guardian would have a material adverse effect upon its consolidated financial position, results of operations, or cash flows. However, pending or in response to the outcome of this action, if the Company faces similar claims from other clients or as a preventative measure, it might decide to provide concessions or make other changes to its business practices that could have such material adverse effects.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 18—Related Party Transactions
As of December 31, 2017 and 2016, there were no holders of more than 10% of the Company’s outstanding common stock that were considered to be related parties. During the years ended December 31, 2017 and 2016, the Company did not enter into transactions with any of its related parties.
For the year ended December 31, 2015 the Company recognized revenue of approximately $3.3 million from entities affiliated with a holder of more than 10% of the Company’s outstanding common stock.

Note 19—Quarterly Financial Data (Unaudited)
The following tables set forth our quarterly consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2017. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(in thousands, except per share amounts)
Revenue	$69,232	$70,511	$65,811	$72,667	$46,015	$42,922	$35,211	$31,397
Expenses:
Cost of revenue	16,783	17,540	17,798	21,126	14,688	13,698	12,985	15,465
Sales and marketing	21,278	21,966	21,635	18,449	14,628	12,529	12,503	12,134
Technology and development	12,443	13,294	12,513	12,934	12,753	12,044	11,580	11,123
General and administrative	20,605	16,390	16,238	15,337	15,080	14,355	13,644	12,517
Restructuring and other exit costs	—	—	—	3,316	4,338	1,621	—	—
Impairment of intangible assets and internally developed software	—	—	—	23,473	—	—	—	4,585
Impairment of goodwill	—	—	—	—	—	—	90,251	—
Total expenses	71,109	69,190	68,184	94,635	61,487	54,247	140,963	55,824
Income (loss) from operations	(1,877)	1,321	(2,373)	(21,968)	(15,472)	(11,325)	(105,752)	(24,427)
Other (income) expense, net	167	(906)	(346)	(899)	(7)	84	(150)	(358)
Income (loss) before income taxes	(2,044)	2,227	(2,027)	(21,069)	(15,465)	(11,409)	(105,602)	(24,069)
Provision (benefit) for income taxes	(4,328)	4,904	(5,557)	121	375	146	(2,031)	(252)
Net income (loss)	$2,284	$(2,677)	$3,530	$(21,190)	$(15,840)	$(11,555)	$(103,571)	$(23,817)
Net income (loss) per share:
Basic	$0.05	$(0.06)	$0.07	$(0.44)	$(0.33)	$(0.24)	$(2.11)	$(0.48)
Diluted	$0.05	$(0.06)	$0.07	$(0.44)	$(0.33)	$(0.24)	$(2.11)	$(0.48)
Weighted-average shares used to compute net income (loss) per share:
Basic	44,663	46,341	47,538	48,051	48,332	48,783	49,055	49,293
Diluted	48,676	46,341	48,683	48,051	48,332	48,783	49,055	49,293

Note 20—Subsequent Events
On March 14, 2018, the Company announced that it undertook measures to reduce headcount by approximately 100 people, or 19% of its workforce, and to reduce other operating costs. These actions include reductions in administrative staff to bring its general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. These headcount actions have reduced staff levels from 514 at December 31, 2017 to approximately 415 at March 14, 2018. The reductions will result in approximately $3.0 million in one-time cash severance costs, which will primarily be recognized in the first quarter of 2018. Net of these severance expenses, the workforce reductions undertaken in the first quarter, combined with other non-headcount related operating expense control initiatives, are expected to offset operating expenses in 2018 by approximately $15.0 million. On an annualized basis, the headcount reductions and other cost-control measures announced on March 14, 2018 are expected to offset future cash expenses by approximately $24.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, or the 2018 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2018 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2018 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the 2018 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in the 2018 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

2.4
Agreement and Plan at Merger, dated July 11, 2017, by and among the Registrant, Caviar Acquisition Corp., nToggle, Inc., Shareholder Representative Services LLC, solely in its capacity as the initial Holder Representative thereunder, and certain persons delivering joinder agreements therewith (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 17, 2017).†

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

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

10.15+
Executive Employment Agreement, dated May 4, 2007, between adMonitor, Inc. and Frank Addante, as amended December 14, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.16+
Agreement, dated August 16, 2017, by and between Frank Addante and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2017).

10.17
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

10.26
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

10.30+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.31+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.32+
Form of Amendment No. 1 to Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.33+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.34+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer

Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer )	March 14, 2018
David Day
/s/ Blima Tuller	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2018
Blima Tuller
/s/ Frank Addante	Director	March 14, 2018
Frank Addante
/s/ Robert J. Frankenberg	Director	March 14, 2018
Robert J. Frankenberg
/s/ Sumant Mandal	Director	March 14, 2018
Sumant Mandal
/s/ Robert F. Spillane	Director	March 14, 2018
Robert F. Spillane
/s/ Lisa L. Troe	Director	March 14, 2018
Lisa L. Troe
/s/ Lewis W. Coleman	Director	March 14, 2018
Lewis W. Coleman