Form 10-K/A
period 2017-12-31
RUBICON PROJECT, INC.
filed 2018-04-30
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2018
Common Stock, $0.00001 par value	50,290,695

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

THE RUBICON PROJECT, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

EXPLANATORY NOTE

On March 14, 2018, The Rubicon Project, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company's definitive proxy statement involving the election of directors will not be filed before April 30, 2018 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 14, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
The table below lists the Company’s seven directors and their committee assignments. A summary of the background for each director is set forth after the table. These background summaries include the specific experience, qualifications, attributes, and/or skills that contributed to our board’s conclusion that the person should serve as a director of the company.

			Committee Assignments
Name	Age(1)	Position	Audit	Compensation	Nominating & Governance	Member Since
Frank Addante	41	Chairman				April 2007
Michael G. Barrett	56	President, Chief Executive Officer and Director				March 2017
Lewis W. Coleman	76	Director	X	X		December 2015
Robert J. Frankenberg	70	Lead Director	X	X	X	April 2014
Sumant Mandal	48	Director		Chair		May 2007
Robert F. Spillane	67	Director		X	Chair	April 2014
Lisa L. Troe	56	Director	Chair		X	February 2014

(1)	As of April 27, 2018

Class I Directors—Term expiring 2018
Frank Addante is our founder and has been a member and Chairman of our board of directors since 2007 and served as our Chief Executive Officer from April 2007 to March 2017 and our Chief Product Architect from November 2014 to February 2016. Since March 2017, he has been employed by the Company, reporting to and assisting the Chief Executive Officer including by providing analysis and advice in the areas of strategy, innovation, and advertising technology market conditions and dynamics pursuant to an arrangement that is scheduled to terminate on June 30, 2018. In 2002, Mr. Addante founded the email infrastructure provider StrongMail Systems, Inc. From January 1998 to November 2000, Mr. Addante was CTO and Technology Founder of L90, an Internet advertising company, where he pioneered one of the Internet’s first ad serving platforms, adMonitor. Mr. Addante started his Internet career with the creation of Starting Point, a search engine. Mr. Addante brings to our board of directors thorough knowledge of our company and extensive experience in advertising automation and related systems engineering, innovation, and executive leadership.
Robert J. Frankenberg joined our board of directors in connection with our initial public offering in April 2014. Mr. Frankenberg has owned NetVentures, a management consulting and investment firm focused on the high-tech industry, since 1996. He has served on the board of directors of public company Nuance Communications since March 2000. He previously served as a member of the boards of directors of public companies Polycom from October 2013 to September 2016, Wave Systems from December 2011 to June 2015 and National Semiconductor until October 2011. He also serves on the boards of private companies Veracity Networks, SQLStream, and Sylvan Source, as well as the Sundance Institute board and the board of the Governor’s Office of Economic Development for the State of Utah. Prior to its sale in 2004, Mr. Frankenberg chaired Kinzan, a leading provider of Internet services platforms. Mr. Frankenberg was the chairman, president, and CEO of Encanto Networks from June 1997 to July 2000 when the company’s major business was sold to Avaya. Encanto was a leading provider of eBusiness software and services to small business. From April 1994 to August 1996, Mr. Frankenberg was the Chairman/CEO of Novell, a networking software company. Prior to Novell, Mr. Frankenberg was the Vice President & Group General Manager of Hewlett-Packard’s Personal Information Products Group, responsible for HP’s personal computer, server, networking, office software, calculator, and consumer product lines. Mr. Frankenberg joined Hewlett-Packard in 1969 as a manufacturing technician, later became a design engineer, software designer, project manager, engineering and marketing executive, and general manager. He became a corporate vice president in 1990 and general manager of the Personal Information Products Group in 1991. He served in the US Air Force from 1965 to 1969. Mr. Frankenberg previously served on various other boards, including for America OnLine (AOL), and holds several computer design patents. He brings to the board a deep knowledge of software, computer networks and systems, business operations, the technology industry, and public company governance and board service.

Class II Directors—Term expiring 2019
Michael G. Barrett has been a member of our board of directors and has served as our President and Chief Executive Officer since March 2017. Mr. Barrett has served as the President of Ichabod Farm Ventures LLC, an investment company that he founded, since December 2012. From January 2014 to December 2015, he served as President and Chief Executive Officer of Millennial Media, Inc. From July 2012 to December 2012, Mr. Barrett served as Global Chief Revenue Officer and Executive Vice President at Yahoo! Inc. Prior to Yahoo!, from January 2012 to July 2012, Mr. Barrett served as Director at Google Inc., where he led the integration efforts following Google’s acquisition of AdMeld Inc., a global supply side platform solution for premium publishers. Mr. Barrett previously served as Chief Executive Officer at AdMeld from November 2008 to December 2011. Mr. Barrett also held senior positions at AOL, Fox Interactive Media and Disney Online. Mr. Barrett serves on the board of directors of Media Math, a demand-side platform. Mr. Barrett brings to the board extensive experience in digital advertising and advertising technology, as well as significant executive management expertise.
Sumant Mandal has been a member of our board of directors since May 2007. Mr. Mandal has been a Managing Director at Clearstone Venture Partners, a leading early stage venture capital firm that has been the initial investor in companies such as Paypal, Netzero, MP3.com, Overture and many others, since 2004. Since June 2014, he has also been a Managing Director at March Capital Partners, a venture capital firm. Mr. Mandal has been investing in technology businesses for over 16 years. He is co-founder of The Hive and The Fabric, companies that incubate and invest in early stage technology businesses. Mr. Mandal sits on the boards of multiple private companies where he is lead investor. Prior to his venture capital career, Mr. Mandal co-founded multiple businesses in the online media, energy and industrial systems sectors, both in the U.S. and India. Mr. Mandal is also a Charter Member of TiE, a not-for-profit global network of entrepreneurs and professionals. Mr. Mandal brings to the board a deep knowledge of the company, its business and history and years of experience in founding, investing in, and growing technology and online media businesses.
Robert F. Spillane joined our board of directors in connection with our initial public offering in April 2014. From 1998 to 2017, Mr. Spillane was a Managing Principal at DigaComm, L.L.C., a private investment firm that leads early-stage venture capital transactions, primarily involving companies in technology and digital media. Mr. Spillane was formerly a Principal and President and CEO of the investment group DM Holdings, Inc., which was formed in 1991 to acquire Donnelley Marketing, Inc. from The Dun and Bradstreet Corporation. Donnelley Marketing was a leading direct marketing and information services company. Mr. Spillane served as President and CEO, and on the board of directors of Donnelley Marketing, Inc. Prior to joining DM Holdings, Mr. Spillane was the Executive Vice President of Diamandis Communications, Inc., then a leading consumer magazine publisher, formed in 1987 in a leveraged buyout of CBS Magazines from CBS Inc., and also served as a member of the Diamandis board of directors from 1987 to 1990. Prior to Diamandis, Mr. Spillane held various executive positions with CBS, Inc., including Senior Vice President Group Publisher, Vice President of Circulation, Vice President General Manager of the CBS Special Interest Magazine Group, and Vice President Sales and Marketing of Fawcett Books. His ten-year career at CBS culminated in service from 1985 to 1987 as Senior Vice President, Publishing of CBS Magazines. In that capacity, he was directly responsible for 10 magazines. From 1972 to 1977, Mr. Spillane held various positions with Chesebrough Ponds, Inc. Mr. Spillane also served on the board of directors of TVSM, Inc., a private media company, from 1992-1998. Mr. Spillane brings to the board expertise in the publishing and advertising businesses, as well as significant experience with operations and mergers and acquisitions.
Class III Directors—Term expiring 2020
Lewis W. Coleman has been a member of our board of directors since December 2015. He is the retired Vice Chairman of DreamWorks Animation, a position he held from July 2014 to January 2015. Prior to that, he served in various executive-level positions with DreamWorks since December 2005, including as President from December 2005 to August 2014, Chief Financial Officer from February 2007 to September 2015, and acting Chief Accounting Officer from June to September 2014. Prior to joining DreamWorks, Mr. Coleman was the President of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was a Senior Managing Director at Montgomery Securities and then President and Chief Operating Officer of its successor, Banc of America Securities, where he also served as Chairman from 1998 to 2000. Before then, Mr. Coleman spent ten years at Bank of America where he served as Vice Chairman and Chief Financial Officer. He spent the previous 21 years at Wells Fargo Bank, where his positions included Chief Credit Officer and Chairman of the Credit Policy Committee, and at Bank of California. Mr. Coleman currently serves on the board of directors of Immune Design, a publicly traded clinical-stage immunotherapy company focused on oncology, as well as DCI, LLC, a private fund management company, and Vista Capital Advisors (formerly eBond Advisors), a private financial technology company. Mr. Coleman’s previous board experience includes Chiron Corporation, Regal Entertainment, Bank of America, DreamWorks Animation and Northrop Grumman, where he was the Lead Independent Director. Mr. Coleman brings to the board an extensive background in consumer media and technology, and successful track record of expanding businesses into emerging markets, as well as significant executive level and public company board experience.

Lisa L. Troe has been a member of our board of directors since February 2014. She is a Senior Managing Director and co-founder of Athena Advisors LLC, a business advisory firm, a position she has held since January 2014. From October 2005 to December 2013, Ms. Troe was a Senior Managing Director in the forensic and litigation consulting practice at FTI Consulting, Inc., a global business advisory firm. From January 1995 to October 2005, Ms. Troe served on the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission’s Pacific regional office, including seven years as an enforcement branch chief and six years as regional chief enforcement accountant. Her career includes accounting positions in public and private companies and with a Big Four public accounting firm. Ms. Troe is a credentialed National Association of Corporate Directors Governance Fellow and member of the National Association of Corporate Directors, a CPA and member of the American Institute of CPAs. In 2017, Ms. Troe completed the National Association of Corporate Directors Cyber-Risk Oversight Program and received a CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute of Carnegie Mellon University. Ms. Troe brings to the board an extensive background in public company governance and oversight, enterprise risk and crisis management, and public company accounting and financial reporting, as well as a diverse experience with many industries allowing her to bring additional perspective to our board.

EXECUTIVE OFFICERS
The table below sets forth certain information regarding our executive officers.

Name	Age(1)	Position
Michael G. Barrett	56	President, Chief Executive Officer and Director
David L. Day	56	Chief Financial Officer and Chief Accounting Officer
Thomas Kershaw	50	Chief Technology Officer
Brian W. Copple	57	General Counsel and Corporate Secretary
Blima Tuller	39	Chief Accounting Officer
Joseph Prusz	40	Chief Revenue Officer
Adam Soroca	45	Head of Global Buyer Team

(1)	As of April 27, 2018
Michael G. Barrett. See above for Mr. Barrett’s biography.
David L. Day has served as our Chief Financial Officer since May 2016 and served as our Chief Accounting Officer from March 2013 to August 2017. From May 2011 to March 2013, Mr. Day served as the Chief Accounting Officer at ReachLocal, Inc., a public company servicing small and medium-sized businesses as their digital ad agency. Prior to that, Mr. Day provided finance and accounting-related consulting services to technology and telecommunications companies and was co-founder of SignJammer Corporation, a start-up in the out-of-home advertising market, from 2008 to 2011. His career also includes experience as Vice President of Finance for Spot Runner, a technology-based ad agency for small and medium-sized business, Senior Vice President of Finance for Yahoo Search Marketing, Senior Vice President of Finance and Corporate Controller of Overture, and public accounting experience with PricewaterhouseCoopers and Arthur Andersen.
Thomas Kershaw has served as our Chief Technology Officer since October 2016. Previously, Mr. Kershaw served as Director of Product Management of Google, a multinational technology company specializing in Internet-related services and products, from March 2013 to October 2016, and Senior Vice President and General Manager of the Iconectiv business unit of Ericsson, a communications technology company, from March 2008 to March 2013. Mr. Kershaw has also held executive positions at VeriSign, Clarent Corporation and Unisys, and was Chief Technical Officer of SS8 Networks.
Brian W. Copple has served as our General Counsel since July 2013. Previously, Mr. Copple served as General Counsel and Corporate Secretary of two other publicly traded companies: Eclipsys Corporation, a provider of electronic health record software and related services to hospitals, from May 2005 until December 2010, and Exult, Inc., a provider of business process outsourcing services, from February 2000 until January 2005. Prior to his service at Exult, Inc., Mr. Copple practiced law for 11 years with Gibson, Dunn & Crutcher LLP, including three years as a partner. Before joining Rubicon Project, Mr. Copple was engaged in private law practice from January 2011 to April 2012, and served as General Counsel and Corporate Secretary of Accumen, Inc. from April 2012 to July 2013.

Blima Tuller has served as our Chief Accounting Officer since August 2017. Prior to joining the Company, Ms. Tuller was Chief Financial Officer of Liberman Broadcasting, Inc., the largest privately held, minority-owned Spanish-language broadcaster in the United States, from July 2012 to July 2017. She was previously at MRV Communications Inc., a publicly traded technology company, where she served as Vice President, Finance from 2009 to 2011 and as Director of Finance from 2008 to 2009. From 2006 to 2008, Ms. Tuller served as Vice President of Finance and Chief Accounting Officer of QPC Lasers, Inc., a start-up manufacturer and distributor of semiconductor lasers. Prior to joining QPC Lasers, Inc., Ms. Tuller was Vice President of Finance of Ameripath, Inc.’s Esoteric Division, an anatomic pathology laboratory and esoteric testing services provider, and served as Director of Finance and Director of Internal Audit of Specialty Laboratories, a clinical reference laboratory acquired by Ameripath, Inc., from 2003 to 2006. From 1998 to 2003, Ms. Tuller held a variety of positions at the public accounting firms of Arthur Andersen LLP and KPMG LLP.
Adam Soroca has served as our Head of Global Buyer Team since our acquisition of nToggle, Inc. in July 2017. Mr. Soroca co-founded nToggle in September 2014 and served as its Chief Executive Officer and a member of the board of directors until nToggle’s sale to the Company. Prior to founding nToggle, Mr. Soroca was the chief product officer at Millennial Media (via acquisition of Jumptap) from November 2013 to July 2014, where he oversaw the global product and operations teams. Prior to Millennial Media, from June 2005 to November 2013, Mr. Soroca was the chief product officer and a founding leadership team member at Jumptap, the leading mobile programmatic and audience platform. Mr. Soroca serves as an advisor at CoachUp, Inc., viisights and Chalk Digital. He pioneered bringing both audience data (DMP) and programmatic capabilities (DSP) to the mobile industry. He is a digital advertising entrepreneur and inventor, holding over 90 awarded patents spanning mobile advertising and search techniques.
Joseph Prusz has served as our Chief Revenue Officer since December 2017 and is responsible for maintaining and growing our revenue stream across all formats, channels, and inventory types. Prior to that, since joining the Company in September 2008, Mr. Prusz had various roles of increasing responsibility in our sales department, including leading the Americas region and being Head of Mobile.
Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of our common stock to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission concerning their ownership of, and transactions in, our common stock.
To our knowledge, based solely on our review of the copies of such reports furnished to us and on the representations of the reporting persons, all of these reports were timely filed for the fiscal year ended December 31, 2017, except that (i) On May 15, 2017, Gregory R. Raifman, our former President and a former board member, filed a Form 4 to report shares withheld on by the company on April 18, 2017 to cover his tax liability incurred upon the vesting of restricted shares; and (ii) on September 28, 2017, Mr. Kershaw filed a Form 4 to report shares withheld by the company on September 1, 2017 to cover his tax liability incurred upon the vesting of restricted stock units.
CODE OF BUSINESS CONDUCT AND ETHICS
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The full text of our Code of Business Conduct and Ethics is posted on the “Corporate Governance” section of our Investor Relations website at http://investor.rubiconproject.com. We intend to post any amendment to our Code of Business Conduct and Ethics, and any waivers of the Code for directors and executive officers, on the same website.
CORPORATE GOVERNANCE
There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee
The Company has an audit committee that is responsible for, among other things, providing assistance to the board of directors in fulfilling its oversight responsibilities regarding the integrity of our financial statements, our compliance with applicable legal and regulatory requirements, the integrity of our financial reporting processes, including our systems of internal accounting and financial controls, the performance of our internal audit function and our independent registered public accounting firm, and our financial policy matters. The audit committee approves the services performed by our independent registered public accounting firm and reviews their reports regarding our accounting practices and systems of internal control over financial reporting, as applicable. The audit committee also oversees the audit efforts and confirms the independence of our independent registered public accounting firm. Our board of directors has determined that each member of our audit committee satisfies SEC requirements for independence and the independence and financial literacy requirements of the New York Stock Exchange, and that each qualifies as an “audit committee financial expert,” as defined in the SEC rules.

Item 11. Executive Compensation
DIRECTOR COMPENSATION
Each non-employee director is compensated for service on our board through a combination of annual cash retainers and equity awards. In order to align the interests of non-employee directors and stockholders, equity awards constitute a majority of total director compensation.
Directors are reimbursed for travel, food, lodging and other expenses directly related to their activities as directors, such as attendance at board or committee meetings. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws, and they receive coverage under a director and officer insurance policy that we maintain.
Annual Cash Fees
Our non-employee directors receive annual retainer fees as described in the table below for board and committee service. The fees are paid in four equal quarterly advance installments and prorated for any partial year of board service.

Position	Retainer ($)
Board Member	30,000
Audit Committee Chair	20,000
Compensation Committee Chair	12,500
Nominating & Governance Committee Chair	7,500
Audit Committee Member	10,000
Compensation Committee Member	5,000
Nominating & Governance Committee Member	3,500
Lead Director	15,000

Equity Awards
Equity compensation for non-employee directors consists of (i) an initial equity award with a calculated value of $450,000 for each newly-elected or appointed non-employee director, and (ii) annual awards with a calculated value of $175,000. An initial equity award is granted on the first issuance date under the Company's equity award grant guidelines for employee equity awards next following the date of election or appointment to the board or attainment of non-employee director status. Annual equity awards are issued on the first issuance date under the Company's equity award grant guidelines for employee equity awards next following the date of each annual meeting (or, in the case of an annual equity award issued 30 calendar days after the first anniversary of the prior year's annual meeting because no intervening annual meeting has been held, on the first issuance date under the guidelines that is at least 30 calendar days after the first anniversary of the prior year's annual meeting). The first annual award for non-employee directors who join the board at any time other than the date of an annual meeting is subject to proration for the partial year of service ending on the next annual meeting.
Each equity award consists of stock options for a number of shares determined by dividing half of the calculated value of the award by the fair value of a single option on the grant date as determined for financial accounting purposes, and restricted stock units covering a number of shares determined by dividing half of the calculated value of the award by the closing price of a share of our common stock on the grant date. Stock options are granted with a per share exercise price equal to the closing price of a share of our common stock on the grant date. Notwithstanding the foregoing, if the closing price of our common stock is less than $12.00 on the grant date, then for stock options, $12.00 will be used as the fair value of one share of common stock in the Black Scholes calculation used to determine the number of stock options to be granted, and for restricted stock units, $12.00 will be used as the closing price of a share of our common stock in calculating the number of restricted stock units to be covered by the award. The Board is considering eliminating the $12.00 floor used to calculate the number of awards to be issued beginning in 2019.
Initial equity awards vest, subject to continued board service, in three equal annual increments, on the first, second, and third anniversaries of the date of commencement of board service or attainment of non-employee director status or, if earlier, upon (but effective immediately prior to) the occurrence of a change in control of the company. Annual equity awards vest, subject to continued board service, on the first anniversary of the date of grant (or, in the case of an annual equity award issued on the first issuance date under the Company’s equity award grant guidelines for employee equity awards that is at least 30 calendar days after the first anniversary of the prior year’s annual meeting because no intervening annual meeting has been held, on the first anniversary of the prior year’s annual meeting) or, if earlier, upon the occurrence of either (1) a change in control of the company (effective immediately prior thereto) or (2) the first regular annual meeting occurring in the year immediately following the year in which such annual equity awards were granted. In addition, if a non-employee director ceases board service for any reason other than removal for cause before vesting in full of equity awards, then the stock options and restricted stock units comprising that director’s awards vest with respect to a pro-rata portion of the underlying shares (up to but not exceeding the number of unvested shares remaining subject to such awards) determined based upon the period of board service. Vesting of equity awards will cease, and unvested equity awards will lapse, upon a recipient’s removal for cause from board service.
Director Equity Retention Guidelines
Under equity retention guidelines implemented by the board in April 2016, each director is required to accumulate within five years from the later of the date the guidelines were implemented and the date of commencement of service for a new director, and thereafter to retain for the duration of board service, an amount of equity equal to five times the director’s base board cash compensation. Equity that counts toward the ownership requirement includes: (1) shares owned outright by the director or beneficially owned by the director by virtue of being held by a member of the director’s immediate family members residing in the same household or in a trust for the benefit of the director or his or her immediate family residing in the same household; (2) shares held in qualified plans or IRAs; (3) vested shares (or vested restricted stock units) deemed to be held in non-qualified plans; (4) the in-the-money portion of vested stock options; and (5) unvested time-based restricted shares (or restricted stock units). Until the minimum level of company equity is achieved, a director is prohibited from selling or otherwise transferring beneficial ownership of more than one-half of: (a) the vested after-tax shares of our common stock obtained as a result of the vesting of any restricted stock or restricted stock unit award made after implementation of the equity retention guidelines; or (b) the shares of our common stock subject to the vested portion of any stock option award made after implementation of the equity retention guidelines, net of any shares surrendered or sold to cover exercise price and/or income tax resulting from the exercise.

2017 Director Compensation Table
The following table sets forth all compensation provided to our non-employee directors for 2017.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2)(3)($)	Option Awards (2)(4)($)	Total ($)
Lewis W. Coleman	45,000	37,700	87,499	170,199
Robert J. Frankenberg	63,500	37,700	87,499	188,699
Sumant Mandal(5)	42,500	37,700	87,499	167,669
Robert F. Spillane	42,500	37,700	87,499	167,669
Lisa L. Troe	53,500	37,700	87,499	178,699

(1)	Consists of annual board retainer and fees for service as a committee chair, committee member, or Lead Director, as the case may be. See the narrative disclosure above for a description of such fees.

(2)
In accordance with the rules of the SEC, the amounts shown for the stock awards and option awards are the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” (“ASC 718”). The company’s stock awards valuation approach and related assumptions are described in Note 2 “Organization and Summary of Significant Accounting Policies - Stock-Based Compensation” and Note 13 “Stock-Based Compensation” to the Consolidated Financial Statements in the Original Form 10-K. The reported amounts do not necessarily reflect aggregate income that may be recognized by the individual for income tax purposes upon vesting of awards or sale of shares, or the value that may be realized by the individual upon sale of shares, which amounts will depend upon the fair market value of the shares at the times that the awards vest and shares are sold and may be more or less than the amount shown.

(3)
Stock awards consist of an annual award of 7,292 restricted stock units issued in May 2017 to each director, with an aggregate grant date fair market value as described in footnote 2 of $37,700. As of December 31, 2017, the aggregate number of shares of our common stock covered by unvested stock awards held by each of our non-employee directors was as follows:

Lewis W. Coleman	11,709
Robert J. Frankenberg	7,292
Sumant Mandal	7,292
Robert F. Spillane	7,292
Lisa L. Troe	7,292

(4)
Option awards include an annual award of options for 10,363 shares with an exercise price of $5.17 per share issued in May 2017 to each director, with an aggregate grant date fair market value as described in footnote 2 of $87,499. As of December 31, 2017, the aggregate number of shares of our common stock covered by stock options held by each of our non-employee directors was as follows:

Lewis W. Coleman	56,204
Robert J. Frankenberg	77,071
Sumant Mandal	77,071
Robert F. Spillane	77,071
Lisa L. Troe	77,071

(5)
Mr. Mandal’s equity compensation for board service is beneficially owned by Clearstone Venture Management III, LLC, which is the general partner of the Clearstone entities that own shares of our stock, as described below in “Common Stock Ownership of Certain Beneficial Owners and Management.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Coleman, Frankenberg, Mandal, and Spillane served on our compensation committee during the last completed fiscal year. None of the members of our compensation committee is or has at any time been an officer or employee of Rubicon Project. There are no interlocking relationships (and there were no such interlocking relationships during 2017) between our board of directors, executive officers or our compensation committee and the board of directors, executive officers or the compensation committee of any other company.

EXECUTIVE COMPENSATION
The following tables and narratives describe the 2017 and, where applicable, 2016 and 2015 compensation provided to the persons who served as our named executive officers in 2017, Michael Barrett, Frank Addante, David Day and Thomas Kershaw.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation (2)($)	All Other Compensation ($)	Total ($)
Michael Barret	2017	407,708(3)[3]	—	6,375,000	2,110,085	315,037	—	9,207,830
President and CEO
Frank Addante(4)	2017	515,000(3)3	—	—	—	105,822	515,000(5)	1,135,822
Founder and Chairman	2016	515,000(33)	—	2,298,629(6)	508,117	712,748	—	4,034,494
David Day	2017	402,520(7)[3]	100,000(8)	227,420(3)	103,379	190,747	14,400(9)	1,038,466
Chief Financial Officer	2016	365,564(10)	15,000(11)	704,696(3)	—	176,955	—	1,262,215
Thomas Kershaw	2017	425,000(33)	150,000(12)	616,835(3)	214,256	211,763	—	1,617,854
Chief Technology Officer	2016	106,250(13)	50,000(14)	965,000(3)	218,678	66,894	20,000(15)	1,426,822

(1)
In accordance with the rules of the SEC, these amounts are the aggregate grant date fair value computed in accordance with ASC 718. The company’s stock awards valuation approach and related assumptions are described in Note 2 “Organization and Summary of Significant Accounting Policies - Stock-Based Compensation” and Note 13 “Stock-Based Compensation” to the Consolidated Financial Statements in the Original Form 10-K. The reported amounts do not necessarily reflect aggregate income that may be recognized by the individual for income tax purposes upon vesting of awards or sale of shares, or the value that may be realized by the individual upon sale of shares, which amounts will depend upon the fair market value of the shares at the times that the awards vest and shares are sold and may be more or less than the amount shown.

(2)	Cash incentive amounts earned by the named executive officers for service during the year, including amounts paid subsequent to that year based upon performance during that year.

(3)	Mr. Barrett joined the Company in March 2017 with an annual salary of $515,000.

(4)
Mr. Addante resigned as our Chief Executive Officer in March 2017, but continues to serve as the non-executive Chairman of our board of directors. Since March 2017, he has been employed by the Company, reporting to and assisting the Chief Executive Officer including by providing analysis and advice in the areas of strategy, innovation, and advertising technology market conditions and dynamics pursuant to an arrangement that is scheduled to terminate on June 30, 2018. Mr. Addante’s base salary has continued during this employment arrangement, but he did not receive any equity awards in 2017 and his non-equity incentive plan compensation did not continue after cessation of his service as Chief Executive Officer.

(5)	Represents the liquidation of the Company’s obligation to provide Mr. Addante with one year of salary continuation under the terms of his severance agreement.

(6)
A portion of the awards are performance-based restricted stock in the form of market stock awards. The value of the performance-based restricted stock included in the table as of the time of grant, based upon assumptions regarding the probable outcome of the applicable performance conditions as determined at the time of grant, is $1,282,387. If we had assumed the highest level of performance conditions will be achieved, the value of such awards as of the time of grant would have been $1,524,362. The measurement date for determination of any vesting of the awards issued in 2016 has not yet occurred.

(7)
Increases in base salary were effective February 22, 2017. Represents 10.2 months of base salary at an annual rate of $400,000 and 1.8 months of base salary at an annual rate of $295,625. Includes $17,500 in supplemental compensation for service as Interim Chief Financial Officer for 2017 through his appointment as permanent Chief Financial Officer on February 22, 2017.

(8)	Represents a $100,000 retention bonus.

(9)	Represents $14,400 in transportation reimbursement.

(10)
Increases in base salary were effective February 1, 2016. Represents 11 months of base salary at an annual rate of $295,625 and one month of base salary at an annual rate of $275,000. Includes $72,258 in supplemental compensation for services as Interim Chief Financial Officer from Mr. Day's appointment as Interim Chief Financial Officer on May 25, 2016 through the end of the year.

(11)	Represents a $15,000 spot bonus.

(12)	Represents a $150,000 retention bonus.

(13)	Mr. Kershaw joined the Company in October 2016 with an annual base salary of $425,000.

(14)	Represents a signing bonus of $50,000.

(15)	Represents $25,000 in one-time relocation expense reimbursement and $5,000 in one-time temporary housing allowance.

Outstanding Equity Awards as of December 31, 2017
The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2017.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)(1)				Number of Shares of or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(2)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Barrett	—	686,160	$5.80	3/17/2027
					880,063(3)	1,645,718
Frank Addante	40,748	48,158	$13.16	2/17/2026
	66,978	27,580	$16.75	5/19/2025
					43,438(4)	81,229
					25,933(5)	48,495
					12,500(6)	23,375
							115,833(7)	216,608
							124,478(8)	232,774
							46,801(9)	87,518
David Day	—	32,167	$6.06	3/15/2027
	6,587	2,713	$16.75	5/19/2025
	140,000	—	$7.80	4/24/2023
					37,528(10)	70,177
					16,875(11)	31,556
					7,844(12)	14,668
					4,382(13)	8,194
Thomas Kershaw	—	66,667	$6.06	3/15/2027
	14,583	35,417	$7.72	11/15/2026
					12,005(14)	22,449
					77,778(15)	145,445
					93,750(16)	175,313

(1)
The grant date of each stock option is ten years before the expiration date shown in the table, and all of the stock options vest (or vested) as a result of service to the company with respect to 25% of the underlying shares on or shortly following the first anniversary of the grant date and with respect to the remaining 75% of the underlying shares in equal monthly installments over the following 36 months.

(2)
In accordance with the rules of the SEC, the values represent the product of the number of shares that have not vested and $1.87, which was the closing market price of our common stock on December 29, 2017. The reported amount does not necessarily reflect the value that may be realized by the individual because the awards vest over a specified period of time from the date of grant contingent upon continued employment, and the actual amount received upon sale of shares will depend upon the fair market value of the shares at the times they are sold.

(3)
These shares vest with respect to 78,608 of such shares on May 15, 2018; with respect to 137,392 of such shares on each November 15 and May 15 thereafter until November 15, 2020; and with respect to 114,495 of such shares on May 15, 2021.

(4)	These shares vest with respect to approximately 9,653 on each May 15 and November 15 through November 15, 2019, and with respect to 4,827 of such shares on May 15, 2020.

(5)	These shares vest with respect to 10,373 of such shares on each May 15 and November 15 through November 15, 2018, and with respect to 5,187 of such shares on May 15, 2019.

(6)	These shares vest on May 15, 2018.

(7)
These awards are Market Stock Awards, or MSAs. The number of shares issued represents target levels, and the actual number of shares that may ultimately vest will be the product of the target number of shares and a performance factor determined as the quotient obtained by dividing the stock price on the measurement date by the stock price on the grant date. The measurement date for the MSAs is the first to occur of (i) February 1, 2019, (ii) the effective date of a change in control of the company, or (iii) the date of termination of continuous service as a result of the executive’s involuntary termination, death, or disability. If the performance factor is less than 50%, there is no vesting. If the performance factor is 150% or more, 50% of the number of target shares will vest. If the performance factor is at least 50% but less than 150%, the number of shares vesting will equal the product of the target shares and the performance factor. For this purpose, stock price appreciation is obtained by dividing the 20-day trailing average closing price of our common stock as of the measurement date by the 20-day trailing average closing price of our common stock as of the grant date, and is adjusted for stock splits and the like. In the event that the measurement date is the date of the executive’s involuntary termination, death or disability, and that date occurs prior to February 1, 2019, the number of target shares shall be pro-rated to reflect the period of service from the grant date prior to applying the performance factor.

(8)	These awards were MSAs that lapsed with no vesting as of April 15, 2018 due to failure to meet the applicable performance conditions.

(9)
These shares can become vested on a quarterly basis each February 15, May 15, August 15, and November 15 over a seven-year performance period ending on May 15, 2021, or at the time of a change in control of the company, as a result of achievement of superior performance of the company’s common stock compared to the NASDAQ Internet Total Return index. If the shares become vested on a May 15 or November 15, or at the time of a change in control of the company, such awards are immediately fully earned. If the shares become vested on a February 15 or August 15, such awards are fully earned on the ensuing May 15 or November 15 based on further continued service until that date.

(10)
These shares vest with respect to 11,727 of such shares on May 15, 2018; with respect to 4,691 of such shares on each November 15 and May 15 thereafter through November 15, 2020; and with respect to 2,346 of such shares on May 15, 2021.

(11)	These shares vest with respect to 3,750 of such shares on each May 15 and November 15 through November 15, 2019 and with respect to 1,875 of such shares on May 15, 2020.

(12)	These shares vest with respect to 3,137 of such shares on May 15, 2018; with respect to 3,138 of such shares on November 15, 2018; and with respect to 1,569 of such shares on May 15, 2019.

(13)	These shares vest on May 15, 2018.

(14)	These shares vested on March 1, 2018.

(15)
These shares vest with respect to 24,306 of such shares on May 15, 2018; with respect to 9,722 of such shares on each November 15 and May 15 thereafter through November 15, 2020; and with respect to 4,862 of such shares on May 15, 2021.

(16)	These shares vest with respect to 15,625 of such shares on each May 15 and November 15 through November 15, 2020.
Rubicon Project’s Compensation Framework
The compensation committee considers, determines, reviews, and revises all components of each named executive officer’s compensation. It may not delegate that responsibility. The compensation committee also has oversight of and consults with management regarding executive and non-executive employee compensation plans and programs, including administration of our equity incentive plans. The compensation committee also periodically reviews the compensation of directors for service on the board and its committees and recommends any changes in compensation to the board. The board makes the final decisions with respect to the compensation of directors.

The compensation committee retains an independent executive compensation consultant, Semler Brossy Consulting Group, to provide input, analysis, and consultation about the company’s executive compensation. During 2017, Semler Brossy’s work with the compensation committee included analysis, advice, and recommendations on total compensation philosophy; peer groups and market assessment and analysis; pay positioning (by pay component and in total); compensation program design, including program goals, components, and metrics; equity usage and allocation; compensation trends in comparable business sectors and in the general marketplace for senior executives; regulatory factors; risk assessment under the company’s compensation programs; and the compensation of the Chief Executive Officer and the other named executive officers, including advice on the design of cash-based and equity-based compensation. The compensation committee has concluded that no conflict of interest exists with respect to its engagement of Semler Brossy nor are there other factors that would adversely impact Semler Brossy’s independence in advising the compensation committee under applicable SEC and New York Stock Exchange rules. The compensation committee reached this conclusion after considering the following six factors, as well as Semler Brossy’s views regarding its independence and other information the compensation committee deemed relevant: (i) the provision of other services to us by Semler Brossy; (ii) the amount of fees received from us by Semler Brossy, as a percentage of the total revenue of Semler Brossy; (iii) the policies and procedures of Semler Brossy that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the Semler Brossy consultants with a member of the compensation committee; (v) any of our stock owned by the Semler Brossy consultants; and (vi) any business or personal relationship of the Semler Brossy consultants or Semler Brossy with any of our executive officers.
Executive officers do not propose or seek approval for, or have any decision-making authority with respect to, their own compensation. The Chief Executive Officer makes recommendations to the compensation committee on the base salary, annual incentive cash targets, and equity awards for each named executive officer other than himself, based on his assessment of each executive officer’s performance during the year and other factors, including the Chief Executive Officer’s review of compensation survey data and input from Semler Brossy.
Performance reviews for the Chief Executive Officer and other named executive officers consider various factors that may vary depending on the role of the individual officer, including: strategic capability-how well the executive officer identifies and develops relevant business strategies and plans; execution-how well the executive officer executes strategies and plans; and leadership capability-how well the executive officer leads and develops the organization and its people. An annual performance review of the Chief Executive Officer is managed by the compensation committee based upon various factors including Chief Executive Officer, management team, and company performance, discussion with the independent directors, and input from senior management. The compensation committee considers this review in determining the Chief Executive Officer’s base salary, annual incentive cash target, and equity awards.
We have engaged in discussions regarding our compensation philosophy with several of our large stockholders, and we intend to engage in further compensation-related discussions from time to time at such stockholders’ request.
Risk Assessment in Compensation Programs
Management assessed the company’s executive and broad-based compensation and benefits programs on an overall basis to determine whether the programs’ provisions and operations create undesired or unintentional material risk. This risk assessment process takes into account numerous compensation terms and practices that the company maintains that aid in controlling risk, including the mix of cash, equity, and near- and long-term incentive programs, the use of multi-year vesting periods for equity awards, and a variety of performance criteria for incentive compensation, the claw-back provisions that apply to our annual incentive cash plan and equity plan, and the cap on the maximum cash incentive awards that can be earned in a given year regardless of company performance. This risk assessment process also included a review of program policies and practices, program analysis to identify risk and risk controls, and determinations as to the sufficiency of risk identification and risk control, the balance of potential risk to potential reward, and the significance of the programs and their risks to company strategy. Although we reviewed all significant compensation programs, we focused on those programs with variable payout, in particular assessing the ability of participants to directly affect payouts, and the controls on such situations. In addition, the compensation committee oversees management’s annual assessment of the risks associated with the company’s compensation programs.
Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the company as a whole. We also believe that our incentive compensation programs do not encourage risk-taking beyond the organization’s ability to effectively identify and manage significant risks; are compatible with effective internal controls and the company’s risk-management practices; and are supported by the compensation committee’s oversight of our executive compensation programs.

Employment Arrangements
The named executive officers serve on an at-will basis. The company has employment agreements with the named executive officers that confirm the at-will nature of their employment and provide for a base salary, eligibility to receive an annual performance bonus, and eligibility to participate in employee benefit or group insurance plans maintained from time to time by the company. The company is also party to agreements with the named executive officers providing for the severance benefits described below under “Post-Employment Compensation and Change in Control Payments and Benefits.”
Peer Benchmarking Assessment
Fiscal Year 2017 Peer Group Approach. In the fall of 2016 (leading up to 2017 pay decisions) in response to our organizational changes and evolving outlook for the business in 2017, the compensation committee approved a new approach centered around one peer group of public companies using GAAP revenue as the key scoping measure. The comparator group used for 2017 pay decisions included 18 public companies within the ad-tech industry and Internet software and services industry between $125 million and $800 million in revenues and market value between $100 million and $3.2 billion (generally market value to revenue ratios between 0.5x and 6.0x).
Fiscal Year 2018 Peer Group Approach. In October 2017, the compensation committee, with assistance from Semler Brossy, reviewed the list of peer group companies selected in 2016, and re-calibrated the companies to reflect updated revenue forecasts for the company. As a result of this re-evaluation, seven companies used in the 2017 peer group were removed for the 2018 peer group. Those seven companies had either been acquired or had outsized revenue or market capitalization as compared to our company. Nine new companies were added; these companies were selected based on several criteria, including being similar sized as our company, being based in California or New York, and having a reasonably comparable business ours. The resulting peer group had a median trailing twelve month revenue of $196 million.
Base Salaries
Base salaries for our named executive officers are designed to be competitive when compared with prevailing market rates and are based on a variety of factors, including level of responsibility, performance, and the recommendations of the Chief Executive Officer for named executive officers other than the Chief Executive Officer. Base salaries are reviewed annually or at the time of promotion or other changes in responsibilities. In determining whether to award base salary increases, the compensation committee considers the company’s overall business outlook, the company’s budget, the executive’s individual performance, historical compensation, market compensation levels for comparable positions, internal pay equity, and other factors, including any retention concerns.
Based on the data from the peer groups described above and other factors, the compensation committee set the annual base salaries for 2017 for Messrs. Barrett, Kershaw, Day, and Addante at $515,000, $425,000, $400,000 (after giving effect to Mr. Day’s promotion to CFO) and $515,000, respectively. Mr. Barrett joined the company in March 2017, with an annual base salary of $515,000, based upon market survey data and negotiations with Mr. Barrett. The compensation committee did not set base salaries for our named executive officers at any specific level against the peer group.
Incentive Compensation
Annual Incentive. During 2017, our named executive officers were eligible to receive cash incentive payments determined based upon the achievement of pre-established performance goals that the compensation committee believed were challenging yet achievable. The annual incentive compensation is an “at risk” performance-based cash award that is designed to motivate our named executive officers to achieve pre-established corporate financial objectives. For 2017, the target award opportunities were $410,000 for Mr. Barrett, approximately $275,000 for Mr. Kershaw, and approximately $250,000 for Mr. Day. Mr. Addante was ineligible for cash incentive compensation for periods following his resignation as Chief Executive Officer in March 2017. For 2017, the performance measures and their weightings were 25% strategic and 75% financial, with the financial goals being 45% revenue and 30% adjusted EBITDA, and cash incentive awards of up to 200% of target were attainable with specified levels of outperformance. Performance was measured mid-year and at fiscal year-end, with up to 40% of target payable as a mid-year advance based upon performance for each of our first two fiscal quarters and a final calculation and true-up based upon full-year performance. Actual cash incentive awards for the 2017 fiscal year were $315,037, $211,763, $190,747 and $105,822 for each of Messrs. Barrett, Kershaw, Day, and Addante, respectively. As a result of the company’s performance in 2017, actual payout for each of the named executive officers other than Mr. Addante was 77% of the target amount. Mr. Addante’s payout was at target for the portion of the year preceding his resignation as CEO.

Equity Incentive. We grant equity-based compensation to our named executive officers in order to attract, retain and reward our executives and strengthen the mutuality of interests between our named executive officers and stockholders. The compensation committee annually determines the form and amount of equity-based incentives granted to executives. In making its determinations, the compensation committee considers factors such as peer group market data, recommendations from Semler Brossy, the executive’s and the company’s performance in the last year and the results achieved by the executive, the executive’s base salary, target annual incentive opportunity and prior grants of equity awards, and the compensation committee’s view regarding the future potential of long-term contributions of the executive. Recommendations of the Chief Executive Officer are also taken into consideration for our named executive officers other than the Chief Executive Officer. We maintain a 2014 Equity Incentive Plan pursuant to which we may make grants of stock options, stock appreciation rights, restricted stock and/or restricted stock units, performance cash or other stock awards to eligible participants, including our named executive officers, in the determination of our compensation committee based upon an assessment of their performance.
In March 2017, each of our named executive officers other than Mr. Addante and Mr. Barrett received grants of stock options and time-based restricted stock units. The aggregate target value determined as described above for each such named executed officer was allocated 30% to stock options and 70% to restricted stock units. If our stock price were not to increase, the stock options will not deliver any economic value. The stock options and restricted stock units vest over four years. As an incentive to join the company, Mr. Barrett was awarded 1,099,138 restricted stock units and 686,160 stock options with an exercise price of $5.80, each vesting over four years based upon continued service. Because of his importance to the continued success of the company and our turn-around efforts, Mr. Kershaw received an additional grant of 24,010 restricted stock units that vest over two years. Mr. Addante did not receive any equity incentive awards in 2017.
All stock options were granted with a per share exercise price equal to the closing price of a share of our common stock on the grant date.
See the table titled “Outstanding Equity Awards as of December 31, 2017” for more information with respect to these grants.
Special Retention Awards
In the first quarter of 2017, we restructured our management team, including hiring a new Chief Executive Officer and eliminating seven executive management roles. In an effort to retain and motivate certain remaining executive officers to undertake a turnaround of the Company, the Compensation Committee authorized retention bonuses payable half on September 1, 2017 and half on March 1, 2018, subject to continued employment. Pursuant to these awards, Messrs. Kershaw and Day received cash retention awards of $150,000 and $100,000, respectively, on September 1, 2017, and Mr. Kershaw received 24,010 restricted stock units that vested with respect to one-half of the shares on September 1, 2017.
 Recoupment Policy
Our board of directors or the compensation committee shall, in circumstances it deems appropriate, require return to the company of the excess portion of any payment made to an employee pursuant to an award issued after April 7, 2016 under our 2014 Equity Incentive Plan or 2014 Inducement Grant Equity Incentive Plan, or under our non-equity incentive plan, if: (1) the payment was predicated upon achieving certain financial results that became the subject of a substantial restatement of our financial statements filed with the SEC within the three full fiscal years after the payment; (2) our board or the compensation committee determines that the participant engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement; and (3) a lower payment would have been made to the participant based upon the restated financial results. In each such instance, the “excess portion” of the payment is the amount (in terms of dollars or shares) by which the payment received exceeded the lower payment that would have been made based on the restated financial results. In each case, the return of payment will be net of any taxes paid by the employee in connection with original receipt or subsequent transfer of the payment. Our board or the compensation committee also has the discretion, in circumstances it deems appropriate, to require reimbursement of any or all payments received with respect to any award granted on or after April 7, 2016 to an employee who has engaged in fraud, bribery, or illegal acts similar to fraud or bribery related to employment, or knowingly failed to report such acts of another employee over whom the employee had direct supervisory responsibility. Our board or the compensation committee shall not seek recovery to the extent it determines (a) that to do so would be unreasonable or (b) that it would be better for the company not to do so. In making such determination, and without limiting the scope of its discretion, our board or the compensation committee shall take into account such considerations as it deems appropriate, including, without limitation, the likelihood of success under governing law versus the cost and effort involved, whether the assertion of a claim may prejudice our interests, including in any related proceeding or investigation, the passage of time since the occurrence of the act in respect of the applicable fraud or intentional illegal conduct, and any pending legal proceeding relating to the applicable fraud or illegal conduct. Our board or the compensation committee also may in its discretion direct the company to disclose the circumstances surrounding any recoupment made under this policy where not otherwise required by applicable regulation.
Executive Officer Equity Retention Guidelines
Under equity retention guidelines implemented by the board in April 2016, the Chief Executive Officer and each of the other named executive officers are required to accumulate within five years from the later of the date the guidelines were implemented and the date he or she became a named executive officer, and thereafter to retain for the duration of employment, a minimum level of company equity. The minimum level of equity for the Chief Executive Officer is equal to five times base salary and the minimum level of equity for the other named executive officers is equal to one times base salary. Equity that counts toward the ownership requirement includes: (1) shares owned outright by the named executive officer or beneficially owned by the named executive officer by virtue of being held by a member of the named executive officer’s immediate family residing in the same household or in a trust for the benefit of the named executive officer or immediate family members residing in the same household; (2) shares held in qualified plans or IRAs; (3) vested shares (or vested restricted stock units) deemed to be held in non-qualified plans; (4) the in-the-money portion of vested stock options; and (5) unvested time-based restricted shares (or restricted stock units). Until the minimum level of company equity is achieved, a named executive officer is prohibited from selling or otherwise transferring beneficial ownership of more than one-half of: (a) the vested after-tax shares of our common stock obtained as a result of the vesting of any restricted stock or restricted stock unit award made after implementation of the equity retention guidelines; or (b) the shares of our common stock subject to the vested portion of any stock option award made after implementation of the equity retention guidelines, net of any shares surrendered or sold to cover exercise price and/or income tax resulting from the exercise.
Post-Employment Compensation and Change in Control Payments and Benefits
We are a party to agreements with Messrs. Barrett, Kershaw, Day, and Addante providing that the executives are “at-will” employees. These agreements provide that if the company terminates the employment of any of these executives without “cause” or if any of these executives resigns for “good reason” (as such terms are defined in the severance agreements) and prior to and not in connection with the consummation of a “sale transaction” (as such term is defined in the severance agreements), each such executive will be entitled to receive continuation of his then-current base salary for a specified period (12 months for Messrs. Barrett, Addante, and Day and six months for Mr. Kershaw), a pro-rata bonus for the year of termination based upon the portion of the year worked and net of bonus amounts previously paid for the year, reimbursement of group health plan premiums for each of such executive and his respective dependents for a specified period (12 months for Mr. Barrett, six months for Messrs. Addante and Day and three months for Mr. Kershaw), and supplemental vesting based on the principle that the executive shall receive credit for an additional period of service (12 months for Messrs. Barrett, Addante, and Day and six months for Mr. Kershaw). With respect to the 2014 grant of performance-based restricted stock to Mr. Addante, the award will remain outstanding for an additional six months to determine whether any applicable performance goal is achieved during that period. With respect to the 2016 grant of Market Stock Awards to Mr. Addante, upon a termination of continuous service without cause or a resignation for good reason that occurs prior to and not in connection with a sale transaction, or upon the executive’s death or disability, the measurement of stock price appreciation will occur as of such termination date and a pro-rata number of shares will be eligible to vest based on the number of days employed during the performance period. If the executive voluntarily terminates employment without “good reason”, a pro-rata number of shares based on the number of days employed during the performance period that will be eligible to vest based on actual performance measured at the end of the full performance period. In connection with Mr. Addante’s role change after the appointment of Mr. Barrett as President and Chief Executive Officer, Mr. Addante received $515,000 in August 2017 as liquidation of the cash severance obligation contained in his severance agreement.
If the company terminates the employment of any of these executives without cause or any of them resigns for good reason in connection with or following a change in control of the company (within thirteen months of the change in control for Mr. Barrett), the benefits described above have been increased to include full acceleration of vesting of all equity awards, improved reimbursement of group health plan premiums (12 months for Messrs. Barrett, Addante and Day and six months for Messrs. Kershaw), and, for Messrs. Barrett, Addante, and Day, additional cash severance equal to one year’s target bonus for Messrs. Barrett and Day and $515,000 for Mr. Addante. With respect to the 2014 grant of performance-based restricted stock to Mr. Addante, the performance period will terminate on the date immediately preceding the change in control and the Company will determine to what extent the performance-based restricted stock shall vest and become fully earned based on performance through such date based upon the value per share in the change in control transaction; any shares that are not vested and earned as of the date of the change in control will remain outstanding until the earlier of (i) the termination of the named executive officer’s employment for any reason; or (ii) May 15, 2021. If Mr. Addante's employment is terminated prior to May 15, 2021 by the company without cause or due to a resignation for good reason, the remaining outstanding shares will vest and become fully earned upon the date of such termination, regardless of performance. If Mr. Addante's termination occurs prior to May 15, 2021 and is for any other reason than as described in the preceding sentence, or on May 15, 2021, the remaining shares will be forfeited. With respect to the 2016 grants of Market Stock Awards to Mr. Addante, the measurement of stock price appreciation and corresponding vesting will occur as of the effective date of the sale transaction based on the effective value per share of our common stock in such transaction. All severance benefits are conditioned upon these executives entering into a release of claims with us. In connection with Mr. Addante’s role change after the appointment of Mr. Barrett as President and Chief Executive Officer, Mr. Addante received $515,000 in August 2017 as liquidation of the cash severance obligation contained in his severance agreement.
Other Employee Benefits and Perquisites
We have generally not offered extensive benefits or other compensation programs to our named executive officers, apart from employee benefits made available generally to our employees as noted in the Summary Compensation Table above. Mr. Day is eligible for up to $30,000 in annual reimbursement for the use of a car service for transportation between his home and our headquarters for the purpose of allowing Mr. Day to devote his lengthy commute time to work duties.
Policy against Repricing and Cash Buyouts
Our 2014 Equity Incentive Plan and 2014 Inducement Grant Equity Incentive Plan prohibit the board from decreasing the exercise price of or otherwise repricing awards of stock options and stock appreciation rights unless such action is first approved by the company’s stockholders. In addition, the plans prohibit the company from redeeming or repurchasing stock options or stock appreciation rights unless such redemptions or repurchases are approved by the company’s stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights(4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	5,790,106(3)	$10.46	7,116,866(5)
Equity Compensation Plans Not Approved by Stockholders(2)	2,179,591(3)	$3.80	716,641(6)
Total	7,969,697(3)	$8.75	7,833,507

(1)	Consists of our 2007 Stock Incentive Plan, 2014 Equity Incentive Plan, and 2014 Employee Stock Purchase Plan.

(2)
Consists of our 2014 Inducement Grant Equity Incentive Plan, the iSocket, Inc. 2009 Equity Incentive Plan, the Chango Inc. 2009 Stock Option Plan, and the nToggle, Inc. 2014 Equity Incentive Plan, each described below.

(3)
Represents 4,362,213 shares to be issued upon exercise of outstanding options and 3,607,484 shares subject to outstanding unvested restricted stock units. Does not include 559,434 unvested restricted stock awards, which are included in outstanding shares.

(4)
Represents the weighted-average exercise price of outstanding options. Shares subject to outstanding unvested restricted stock units become issuable upon vesting without any exercise price or other cash consideration required.

(5)
Consists of 5,837,402 shares that were available for future issuance under the 2014 Equity Incentive Plan and 1,279,464 shares that were available for future issuance under the 2014 Employee Stock Purchase Plan as of December 31, 2017. On January 1, 2018, an additional 2,511,949 shares became available for future issuance under the 2014 Equity Incentive Plan pursuant to the plan’s evergreen provisions. No future awards will be made under our 2007 Stock Incentive Plan.

(6)	Shares available for future issuance under the 2014 Inducement Grant Equity Incentive Plan as of December 31, 2017.
Our 2014 Inducement Grant Equity Incentive Plan was adopted by our board in November 2014 for use in making employment inducement awards pursuant to New York Stock Exchange Rule 303A.08. A total of 1,000,000 shares of our common stock was initially reserved for granting stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock awards, and other awards under our 2014 Inducement Grant Equity Incentive Plan. Our board or the compensation committee may increase the number of shares reserved for granting awards under this plan in its discretion, from time to time. The share reserve under this plan was increased by 1,700,000 shares in March 2017 to provide shares underlying the initial equity awards granted to Mr. Barrett in connection with his hire as our President and Chief Executive Officer, which were made as inducement awards. Our board and the compensation committee have discretion to determine the terms of awards granted under our 2014 Inducement Grant Equity Incentive Plan, including vesting, forfeiture and acceleration. The exercise price for stock options granted under our 2014 Inducement Grant Equity Incentive Plan will not be less than the fair market value of our common stock on the date of grant. Restricted stock units may be granted in exchange for any form of legal consideration acceptable to our board and restricted stock may be granted in exchange for the payment of a purchase price, past or future services to our company or any other form of legal consideration. In connection with our acquisition of iSocket, Inc. in November 2014, we issued 132,000 stock options under our 2014 Inducement Grant Equity Incentive Plan with an exercise price of $14.62 per share and a ten-year term, and vesting over approximately four years, with 25% of the total shares granted vesting on the first anniversary of the date of the acquisition of iSocket, Inc. and the balance vesting in 36 equal monthly installments thereafter. In connection with the acquisition of iSocket, we also issued 126,050 restricted stock unit awards under the 2014 Inducement Grant Equity Incentive Plan, vesting over approximately 54 months. In connection with our acquisition of nToggle, Inc. in July 2014, we issued an aggregate of 174,117 restricted stock units under the 2014 Inducement Grant Equity Incentive Plan, vesting over approximately four years.
We assumed the iSocket, Inc. 2009 Equity Incentive Plan in connection with our acquisition of iSocket, Inc. in November 2014. In connection with the acquisition, and giving effect to the exchange ratio used to determine the number of shares we issued to pay the purchase price in the acquisition, we assumed a total of 318,685 outstanding stock options previously granted under the iSocket, Inc. 2009 Equity Incentive Plan, with a weighted-average exercise price per share of $4.31, remaining terms ranging to September 2024 and remaining vesting periods ranging to September 2018. In addition, 95,080 shares of common stock remaining available under the iSocket 2009 Equity Incentive Plan were added to the pool of available shares under our

2014 Equity Incentive Plan, and can be used for awards during the period when they would have been available for grant under the iSocket, Inc. 2009 Equity Incentive Plan to persons who were not employed by the company or its affiliates immediately before the iSocket acquisition, and otherwise in accordance with the New York Stock Exchange Rule 303A.08. No further awards will be made under the iSocket 2009 Equity Incentive Plan.
We assumed the Chango 2009 Stock Option Plan in connection with our acquisition of Chango in April 2015. In connection with the acquisition, and giving effect to the exchange ratio used to determine the number of shares we issued to pay the purchase price in the acquisition, we assumed a total of 428,798 outstanding stock options previously granted under the Chango 2009 Stock Option Plan, with a weighted-average exercise price per share of $4.43, remaining terms ranging to March 2020 and remaining vesting periods ranging to March 2019. In addition, 247,686 shares of common stock remaining available under the Chango 2009 Stock Option Plan were added to the pool of available shares under our 2014 Equity Incentive Plan, and can be used for awards during the period when they would have been available for grant under the Chango 2009 Stock Option Plan to persons who were not employed by the company or its affiliates immediately before the Chango acquisition, and otherwise in accordance with the New York Stock Exchange Rule 303A.08. No further awards will be made under the Chango 2009 Stock Option Plan.
We assumed the nToggle, Inc. 2014 Equity Incentive Plan in connection with our acquisition of nToggle, Inc. in July 2017. In connection with the acquisition, and giving effect to the exchange ratio used to determine the number of Rubicon Project options we issued in exchange for outstanding nToggle options, we assumed a total of 432,482 options previously granted under the nToggle, Inc. 2014 Equity Incentive Plan, with a weighted-average exercise price per share of $0.51, remaining terms ranging to April 2027 and remaining vesting periods ranging to April 2021. We also assumed 77,499 shares of unvested restricted stock with a remaining vesting period to October 2019. In addition, 480,673 shares of common stock remaining available under the nToggle, Inc. 2014 Equity Incentive Plan were added to the pool of available shares under our 2014 Equity Incentive Plan, and can be used for awards during the period when they would have been available for grant under the nToggle 2014 Equity Incentive Plan to persons who were not employed by the company or its affiliates immediately before the nToggle acquisition, and otherwise in accordance with the New York Stock Exchange Rule 303A.08. No Further awards will be made under the nToggle 2014 Equity Incentive Plan.

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our equity interests as of April 25, 2018 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership of our common stock is based on 50,290,695 shares of our common stock outstanding as of April 25, 2018.

Name and Address of Beneficial Owner(1)	Shares of Common Stock(2)	Percent
5% Stockholders
Clearstone Venture Partners(3)	3,075,794	6.1%
BlackRock, Inc. (4)	2,754,275	5.5%
Named Executive Officers
Frank Addante(5)	1,927,878	3.8%
Michael Barrett(6)	513,358	1.0%
Thomas Kershaw(7)	114,582	*
David Day(8)	230,102	*
Directors and Director Nominees
Sumant Mandal(9)	3,185,323	6.3%
Robert F. Spillane(10)	116,703	*
Robert J. Frankenberg(11)	116,703	*
Lisa L. Troe(12)	114,553	*
Lewis W. Coleman(13)	71,026	*
All Current Executive Officers and Directors as a Group (13 persons)(14)	6,799,384	13.2%

*	Indicates ownership of less than one percent.

(1)	Except as noted, the address of the named beneficial owner is c/o The Rubicon Project, Inc., 12181 Bluff Creek Drive,
Suite 400, Los Angeles, CA 90094.

(2)
The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares (i) as to which the individual or entity has sole or shared voting power or investment power, and (ii) the individual owns or has the right to acquire beneficial ownership of within 60 days of April 25, 2018. Shares not owned but which the individual has the right to acquire beneficial ownership within 60 days of April 25, 2018 are included in the numerator and denominator for that specific individual in calculating that individual’s beneficial ownership percentage, but not deemed outstanding in the aggregate for computing the ownership percentage for others.

(3)
Beneficial ownership information is based solely upon a Schedule 13G/A filed with the SEC on February 13, 2018. Consists of (i) 3,010,692 shares of our common stock held by Clearstone Venture Partners III-A, LP, (ii) 53,819 shares of our common stock held by Clearstone Venture Partners III-B, and (iii) 11,283 shares of our common stock held by Clearstone Venture Management III, LLC. Clearstone Venture Management III, LLC is the general partner and managing member of both Clearstone Venture Partners III-A, LP and Clearstone Venture Partners III-B. Sumant Mandal is a managing member of Clearstone Venture Management III, LLC. The address for these entities is 725 Arizona Avenue, Suite 304, Santa Monica, CA 90401.

(4)	Beneficial ownership information is based solely upon a Schedule 13G filed with the SEC on February 1, 2018. The address for BlackRock, Inc. is 55 East 52 Street, New York, NY 10055.

(5)
Includes 130,659 shares issuable pursuant to outstanding stock options exercisable by Mr. Addante within 60 days of April 25, 2018, of which 123,015 were fully vested as of such date. Mr. Addante’s beneficial ownership also includes: (i) 81,871 shares of unvested time-based restricted stock; (ii) 115,833 shares of MSAs; and (iii) 46,801 shares of performance-based restricted stock. For a description of the vesting provisions of the restricted stock awards and MSAs, see the footnotes to the table titled “Outstanding Equity Awards as of December 31, 2017.” Excludes options to purchase 52,805 shares of common stock that are unvested and unexercisable within 60 days of April 25, 2018.

(6)
Includes 214,425 shares issuable pursuant to outstanding stock options exercisable by Mr. Barrett within 60 days of April 25, 2018, of which 185,835 were fully vested as of such date. Mr. Barrett’s beneficial ownership also includes 78,608 shares underlying restricted stock units that vest within 60 days of April 25, 2018. Excludes options to purchase 771,735 shares of common stock and 1,151,455 restricted stock units that are unvested and unexercisable within 60 days of April 25, 2018.

(7)
Includes 43,055 shares issuable pursuant to outstanding stock options exercisable by Mr. Kershaw within 60 days of April 25, 2018, of which 38,194 were fully vested as of such date. Mr. Kershaw’s beneficial ownership also includes 39,931 shares underlying restricted stock units that vest within 60 days of April 25, 2018. Excludes options to purchase 160,279 shares of common stock and 432,708 restricted stock units that are unvested and unexercisable within 60 days of April 25, 2018.

(8)
Includes 158,472 shares issuable pursuant to outstanding stock options exercisable by Mr. Day within 60 days of April 25, 2018, of which 156,744 were fully vested as of such date. Mr. Day’s beneficial ownership also includes (i) 29,101 shares of unvested time-based restricted stock and (ii) 11,727 shares underlying restricted stock units that vest within 60 days of April 25, 2018. Excludes options to purchase 64,812 shares of common stock and 174,587 restricted stock units that are unvested and unexercisable within 60 days of April 25, 2018.

(9)
Consists of: (i) 7,292 shares underlying restricted stock units that vest within 60 days of April 25, 2018 (ii) 77,071 shares issuable pursuant to stock options exercisable by Mr. Mandal within 60 days of April 25, 2018, of which 66,708 were fully vested as of such date; and (iii) shares held by the Clearstone entities as disclosed in footnote 3 above. Mr. Mandal is a managing member of Clearstone Venture Management III, LLC and, as such, may be deemed to share voting and investment power with respect to all shares held by the Clearstone entities.

(10)
Consists of: (i) 7,292 shares underlying restricted stock units that vest within 60 days of April 25, 2018; and (ii) 77,071 shares issuable pursuant to stock options exercisable by Mr. Spillane within 60 days of April 25, 2018, of which 66,708 were fully vested as of such date.

(11)
Consists of: (i) 7,292 shares underlying restricted stock units that vest within 60 days of April 25, 2018; and (ii) 77,071 shares issuable pursuant to stock options exercisable by Mr. Frankenberg within 60 days of April 2, 2018, of which 66,708 were fully vested as of such date.

(12)
Consists of: (i) 7,292 shares underlying restricted stock units that vest within 60 days of April 25, 2018; and (ii) 77,071 shares issuable pursuant to stock options exercisable by Ms. Troe within 60 days of April 25, 2018, of which 66,708 were fully vested as of such date.

(13)
Consists: of (i) 7,292 shares underlying restricted stock units that vest within 60 days of April 25, 2018; and (ii) 46,594 shares issuable pursuant to stock options exercisable by Mr. Coleman within 60 days of April 25, 2018, of which 36,231 were fully vested as of such date. Excludes options to purchase 9,610 shares of common stock that are unvested and unexercisable within 60 days of April 25, 2018. Excludes 4,417 restricted stock units that will remain unvested within 60 days of April 25, 2018.

(14)
Includes: (i) 1,139,555 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2018, of which 1,041,783 were fully vested as of such date; (ii) 161,400 shares of unvested time-based restricted stock; (iii) 208,412 shares underlying restricted stock units that vest within 60 days of April 25, 2018; (iv) 115,833 shares of MSAs; and (v) 46,801 shares of performance-based restricted stock. Excludes options to purchase 1,221,195 shares of common stock that are unvested and unexercisable within 60 days of April 25, 2018. Excludes 2,528,866 restricted stock units that will remain unvested within 60 days of April 25, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
There are no transactions since January 1, 2017 to which the company has been a participant, in which the amount involved in the transaction exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or their family members, had or will have a direct or indirect material interest.

Compensation arrangements with our directors and officers are described under “Director Compensation” and “Executive Compensation.”
Indemnification Agreements
We have entered into indemnification agreements with each of our current directors, executive officers and certain other officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Procedures for Approval of Related Person Transactions
We have adopted a formal written policy providing that related person transactions may be consummated or continued only if approved or ratified by the audit committee. The policy defines “related person transactions” as transactions in which we are or will be a participant, the aggregate amount involved since the beginning of the company’s last fiscal year exceeds or may be expected to exceed $100,000, and a related person has or will have a direct or indirect interest. For purposes of this policy, a related person is a person who is or was since the beginning of our last fiscal year a director, nominee for director, or executive officer; a greater than 5% beneficial owner of our common stock; or an immediate family member of any such person. The policy provides that our legal department will review each proposed related person transaction and prepare a description for the audit committee, which will review the proposed transaction and consider such factors, as it deems appropriate, including at least the following factors:

•	the terms of the transaction as compared to terms available for a similar transaction with a non-related party;

•	the extent of the related person’s interest in the transaction;

•	the disclosure requirements associated with the transaction;

•	the effect of the transaction upon the independence of any director involved;

•	the effect of the transaction upon the ability of the related person to fulfill his or her duties to the company; and

•	the appearance of the transaction.
DIRECTOR INDEPENDENCE
Rubicon Project is listed on the New York Stock Exchange, which requires that a majority of a listed company’s board of directors be independent. In addition, the rules of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating/corporate governance committees be independent. Under the rules of the New York Stock Exchange, a director will only qualify as an “independent director” if the board of directors affirmatively determines that the director has no material relationship with the company.
Our board of directors has undertaken a review of the independence of each director and considered whether each director has any material relationships with us. As a result of this review, our board of directors has determined that Ms. Troe and Messrs. Coleman, Frankenberg, Mandal and Spillane are independent directors as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the New York Stock Exchange for purposes of service on the board and its committees.
Audit committee members must also satisfy the additional, heightened independence criteria set forth in Rule 10A-3 under the Exchange Act, which provides that a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. Our board of directors has determined that each of our audit committee members satisfies these heightened independence criteria.
Members of our compensation committee must also satisfy the additional, heightened independence criteria set forth under Rule 10C-1 of the Exchange Act and under the rules and regulations of the New York Stock Exchange. In determining independence for these purposes, a listed company’s board of directors must consider: (i) the source of all compensation paid by the company to a director serving on the compensation committee, other than compensation for serving on the board, including any consulting, advisory or other fees; and (ii) whether the director is an affiliated person of the listed company, any of its subsidiaries or any affiliate of a subsidiary. Our board of directors has determined that each of our compensation committee members satisfies these heightened independence criteria.

Item 14. Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The aggregate fees billed for audit and other services provided in the last two fiscal years by our independent registered public accounting firm, PricewaterhouseCoopers LLP, are as follows:

Fee Category	2017	2016
Audit Fees(1)	$1,645,800	$1,518,900
Audit-Related Fees(2)	55,000	58,878
Tax Fees(3)	20,139	12,759
All Other Fees(4)	3,600	3,600
Total	$1,645,800	$1,518,900

(1)
Audit Fees cover professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees cover assurance and related services that are reasonably related to the performance of audit or review of our financial statements and not reported as Audit Fees.

(3)	Tax Fees cover tax compliance, advice, and planning services and consisted primarily of review of consolidated federal income tax returns and foreign tax issues.

(4)	All Other Fees in 2017 and 2016 related to license fees for accounting research software.
Pre-Approval Policy and Procedures
The audit committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services that are to be provided by our independent registered public accounting firm. The audit committee will not approve non-audit services that the independent registered public accounting firm is not permitted to perform under the rules of the SEC and Public Company Accounting Oversight Board.
On an annual basis, the independent registered public accounting firm will propose to the audit committee an audit plan and engagement letter describing the services the auditor expects to provide and related fees. The final engagement letter and fees agreed by Rubicon Project acting pursuant to the direction of the audit committee, and all of the services covered by the final engagement letter, will be considered pre-approved by the audit committee.
The audit committee or the Chair of the audit committee acting by delegated authority will approve, if necessary, any changes in terms, conditions and fees under the engagement letter resulting from changes in the audit scope, company structure or other matters.
The audit committee has delegated to the Chair of the audit committee the authority to approve on a case-by-case basis any audit or non-audit services, in amounts up to $200,000 (1) per engagement, (2) per additional category of services, or (3) in excess of pre-approved amounts for the specified service. The Chair then reports any services so approved to the audit committee at its next regularly scheduled meeting.
 *

PART IV
Item 15. Exhibits, Financial Statement Schedules
3. Exhibits:
We have filed the following documents as part of this Amendment:

EXHIBIT INDEX

Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer (principal financial officer)

Date: April 30, 2018