Form 10-Q
period 2018-03-31
RUBICON PROJECT, INC.
filed 2018-05-03
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$67,516	$76,642
Marketable securities	51,791	52,504
Accounts receivable, net	137,534	165,890
Prepaid expenses and other current assets	10,421	9,620
TOTAL CURRENT ASSETS	267,262	304,656
Property and equipment, net	41,334	47,393
Internal use software development costs, net	13,840	12,734
Other assets, non-current	2,415	5,493
Intangible assets, net	12,563	13,359
TOTAL ASSETS	$337,414	$383,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$191,239	$214,103
Other current liabilities	2,975	3,141
TOTAL CURRENT LIABILITIES	194,214	217,244
Other liabilities, non-current	1,546	1,780
TOTAL LIABILITIES	195,760	219,024
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2018 and December 31, 2017; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2018 and December 31, 2017; 50,280 and 50,239 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	423,009	418,354
Accumulated other comprehensive income	245	41
Accumulated deficit	(281,600)	(253,784)
TOTAL STOCKHOLDERS' EQUITY	141,654	164,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,414	$383,635

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$24,876	$46,015
Expenses:
Cost of revenue	14,783	14,688
Sales and marketing	12,257	14,628
Technology and development	10,494	12,753
General and administrative	12,544	15,080
Restructuring and other exit costs	2,466	4,338
Total expenses	52,544	61,487
Loss from operations	(27,668)	(15,472)
Other (income) expense:
Interest income, net	(271)	(167)
Other income	(210)	(212)
Foreign exchange loss, net	554	372
Total other (income) expense, net	73	(7)
Loss before income taxes	(27,741)	(15,465)
Provision for income taxes	75	375
Net loss	$(27,816)	$(15,840)
Net loss per share:
Basic	$(0.56)	$(0.33)
Diluted	$(0.56)	$(0.33)
Weighted-average shares used to compute net loss per share:
Basic	49,692	48,332
Diluted	49,692	48,332

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(27,816)	$(15,840)
Other comprehensive income (loss):
Unrealized loss on investments	(10)	(4)
Foreign currency translation adjustments	214	97
Other comprehensive income	204	93
Comprehensive loss	$(27,612)	$(15,747)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	9	—	6	—	—	6
Issuance of common stock related to RSU vesting	51	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(40)	—	—	(40)
Stock-based compensation	—	—	4,689	—	—	4,689
Other comprehensive income	—	—	—	204	—	204
Net loss	—	—	—	—	(27,816)	(27,816)
Balance at March 31, 2018	50,280	$—	$423,009	$245	$(281,600)	$141,654

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES:
Net loss	$(27,816)	$(15,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,710	10,121
Stock-based compensation	4,544	6,239
Loss on disposal of property and equipment	120	258
Provision for doubtful accounts	96	209
Accretion of available for sale securities	(154)	(57)
Unrealized foreign currency gains, net	227	119
Deferred income taxes	—	282
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	28,259	58,292
Prepaid expenses and other assets	(170)	(1,449)
Accounts payable and accrued expenses	(23,158)	(54,794)
Other liabilities	(422)	(499)
Net cash provided by (used in) operating activities	(9,764)	2,881
INVESTING ACTIVITIES:
Purchases of property and equipment	(239)	(3,084)
Capitalized internal use software development costs	(2,573)	(2,285)
Investments in available-for-sale securities	(19,238)	(14,948)
Maturities of available-for-sale securities	22,600	16,950
Net cash provided by (used in) investing activities	550	(3,367)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	368
Taxes paid related to net share settlement	(40)	—
Net cash provided by (used in) financing activities	(34)	368
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	122	62
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,126)	(56)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	76,642	149,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$67,516	$149,442
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$237	$254
Capitalized stock-based compensation	$145	$166

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
The Rubicon Project, Inc., or Rubicon Project (the "Company"), was formed on April 20, 2007 in Delaware and began operations in April 2007. The Company is headquartered in Los Angeles, California.
The Company is a global advertising exchange that helps websites and applications thrive by giving them tools and expertise to sell ads easily and safely. In addition, the world’s leading agencies and brands rely on the Company's technology to execute billions of advertising transactions each month.
The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. The Company's platform features applications and services for digital advertising sellers, including websites, mobile applications and other digital media properties, to sell their advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, demand side platforms, or DSPs, to buy advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution for the advertising inventory managed on the Company's platform. The Company's clients include many of the world's leading publishers of websites and mobile applications and buyers of digital advertising.
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methodologies, and allows advertising content to be presented to users through different channels. The Company's solution enables buyers and sellers to purchase and sell:

•	a comprehensive range of advertising units, including display, audio and video;

•
that are transacted through real-time bidding ("RTB"), which includes (i) direct sale of premium inventory, which the Company refers to as private marketplace ("PMP"), and (ii) open auction bidding, which the Company refers to as open marketplace ("OMP"); and

•	that are displayed across digital channels, including mobile web, mobile application, and desktop, as well as across various out-of-home channels, such as digital billboards.
Risks and Uncertainties
The Company has been negatively impacted by rapid changes in the ad tech industry including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, the Company made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated its buyer fees altogether. The competitive pressures and reduced take rate resulted in the Company experiencing lower advertising spending on its platform in the first quarter of 2018 as compared to the first quarter of 2017 and also resulted in lower operating results and cash flows in the current quarter. In an effort to bring its costs into better alignment with reduced revenue trends, the Company has undertaken restructuring activities to reduce headcount and related operating costs, and has also reduced its capital expenditures, which may make execution against its strategic business plans more difficult. Unless and until the Company is able to compensate for the fee reductions and reduced gross margins by continuing to increase advertising spending on its platform, or sufficiently reducing costs, it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations. The Company’s current credit facility expires in September 2018. There can be no guarantee that additional financing will be available on commercially reasonable terms, if at all.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2018, or for any future year.
The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in its 2017 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in its Annual Report on Form 10-K.
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
Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted the following accounting pronouncements, using a prospective adoption method, which did not have an impact on the Company's condensed consolidated financial statements and did not result in any significant policy changes:

•	Accounting Standards Update ("ASU") 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business; and

•	ASU 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.
The Company has also adopted ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, although the retrospective adoption method did not have an impact on periods presented. The Company will apply this guidance to applicable future transactions.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) ("ASU-2016-02"), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share data)
Basic EPS:
Net loss	$(27,816)	$(15,840)
Weighted-average common shares outstanding	50,248	49,446
Weighted-average unvested restricted shares	(556)	(1,114)
Weighted-average common shares outstanding used to compute net loss per share	49,692	48,332
Basic net loss per share	$(0.56)	$(0.33)
Diluted EPS:
Net loss	$(27,816)	$(15,840)
Weighted-average shares used to compute diluted net loss per share	49,692	48,332
Diluted net loss per share	$(0.56)	$(0.33)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Options to purchase common stock	37	186
Unvested restricted stock awards	186	224
Unvested restricted stock units	1,369	661
ESPP	62	58
Total shares excluded from net loss per share	1,654	1,129

Note 3—Revenues
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using a modified retrospective approach applied to all contracts that generated revenue in the preceding year. The adoption of this guidance did not have an impact on the amount or timing of revenue recognized by the Company.
The Company generates revenue from transactions where it provides a platform for the purchase and sale of advertising inventory. The Company’s advertising automation solution is a marketplace that includes sellers of advertising inventory (providers of websites, mobile applications and other digital media properties, and their representatives) and buyers of advertising inventory (including advertisers, agencies, agency trading desks, demand-side platforms, and ad networks). This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on the Company's platform. Advertising inventory is created when users access sellers’ content. Sellers provide advertising inventory to the Company’s platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the user.
The total volume of spending between buyers and sellers on the Company’s platform is referred to as advertising spend. The Company keeps a percentage of that advertising spend as a fee, and remits the remainder to the seller. The fee or “take rate” that the Company retains from the gross advertising spend on its platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. The Company recognizes revenue upon fulfillment of its performance obligation to a customer, which occurs at the point in time an ad renders and is counted as a paid impression, subject to an underlying agreement existing with the customer and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time, the Company has no arrangements with multiple performance obligations. The Company considers the following when determining if a contract exists under which the performance obligations have been satisfied; (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable, although in some cases, payments are handled directly between buyers and sellers or third parties making seller inventory available.
The Company has determined that it does not act as the principal in the purchase and sale of advertising inventory because it does not have control of the advertising inventory and does not set prices agreed upon within the auction marketplace, and therefore reports revenue on a net basis. In periods prior to the second quarter of 2017, the Company reported revenue on a gross basis for revenue associated with its intent marketing solution, as the Company determined that it acted as the principal in the purchase and sale of advertising inventory. The Company ceased offering its intent marketing solution after the first quarter of 2017, after which time, all of the Company’s revenues have been recorded on a net basis. Revenue generated by the Company’s intent marketing solution during the period ended March 31, 2017 was $1.3 million.
Payment terms are specified in agreements between the Company and the buyers and sellers on its exchange platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month, together with other fees, if applicable. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (see Note 5). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
United States	$15,504	$27,661
United Kingdom	1,971	4,277
Other international	7,401	14,077
Total	$24,876	$46,015

Note 4—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$5,195	$403	$4,792	$—
Corporate debt securities	$21,904	$—	$21,904	$—
U.S. Treasury, government and agency debt securities	$29,887	$29,887	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2017:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$1,807	$210	$1,597	$—
Corporate debt securities	$25,098	$—	$25,098	$—
U.S. Treasury, government and agency debt securities	$29,901	$29,901	$—	$—

At March 31, 2018 and December 31, 2017, cash equivalents of $5.2 million and $1.8 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, but rather is derived from similar securities. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2018 and 2017.
Note 5—Other Balance Sheet Amounts
Investments in marketable securities as of March 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$29,926	$—	$(39)	$29,887
Corporate debt securities	21,904	—	—	21,904
Total	$51,830	$—	$(39)	$51,791

Investments in marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$27,426	$—	$(20)	$27,406
Corporate debt securities	25,098	—	—	25,098
Total	$52,524	$—	$(20)	$52,504
Available-for-sale—long-term:
U.S. Treasury, government and agency debt securities	$2,504	$—	$(9)	$2,495

The Company's available-for-sale securities had a weighted remaining contractual maturity of 0.4 years as of March 31, 2018. For the three months ended March 31, 2018, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations for the sale of available-for-sale investments.

Accounts payable and accrued expenses included the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accounts payable—seller	$177,850	$203,694
Accounts payable—trade	6,435	3,764
Accrued employee-related payables	6,954	6,645
Total	$191,239	$214,103

As of December 31, 2016, the Company had $0.1 million of restricted cash, which is included in the beginning balance of cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows for the three months ended March 31, 2017. There was no restricted cash as of March 31, 2018 and December 31, 2017.

Note 6—Intangible Assets
The Company’s intangible assets as of March 31, 2018 and December 31, 2017 included the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	690	690
Trademarks	20	20
Total identifiable intangible assets, gross	17,588	17,588
Accumulated amortization—intangible assets:
Developed technology	(4,768)	(4,062)
Non-compete agreements	(247)	(161)
Trademarks	(10)	(6)
Total accumulated amortization—intangible assets	(5,025)	(4,229)
Total identifiable intangible assets, net	$12,563	$13,359

Amortization of intangible assets for the three months ended March 31, 2018 and 2017 were $0.8 million and $1.6 million, respectively. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2018:

Fiscal Year	Amount
(in thousands)
Remaining 2018	$2,389
2019	3,010
2020	2,826
2021	2,826
2022	1,512
Thereafter	—
Total	$12,563

Note 7—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter. In the first quarter of 2018, the Company granted 2,650,000 restricted stock units that vest 50% on each of the first and second anniversaries of the grant date. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 4,505,735 shares remained available for future grants at March 31, 2018 under the plans.
Stock Options
A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2017	4,363	$8.75
Granted	658	$1.97
Exercised	(9)	$0.60
Expired	(191)	$14.93
Forfeited	(45)	$3.77
Outstanding at March 31, 2018	4,776	$7.63	6.16 years	$511
Exercisable at March 31, 2018	2,899	$9.71	4.23 years	$140

The total intrinsic values of options exercised during the three months ended March 31, 2018 was $11.9 thousand. At March 31, 2018, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.2 million, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2018 was $1.09. Total fair value of options vested during the three months ended March 31, 2018 was $1.2 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.66%	2.17%
Expected volatility	57%	55%
Dividend yield	—%	—%

Restricted Stock
A summary of restricted stock activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2017	558	$12.60
Granted	—	$—
Canceled	—	$—
Vested	(9)	$5.62
Nonvested shares of restricted stock outstanding at March 31, 2018	549	$12.71

The aggregate fair value of restricted stock with service conditions that vested during the three months ended March 31, 2018 was $17.0 thousand. At March 31, 2018, the Company had unrecognized stock-based compensation expense for restricted stock with service conditions of $2.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2017	3,609	$7.55
Granted	4,499	$2.19
Canceled	(343)	$6.25
Vested	(51)	$8.48
Nonvested restricted stock units outstanding at March 31, 2018	7,714	$4.48

The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2018 was $2.19. The aggregate fair value of restricted stock units that vested during three months ended March 31, 2018 was $0.1 million. At March 31, 2018, the intrinsic value of nonvested restricted stock units was $13.9 million. At March 31, 2018, the Company had unrecognized stock-based compensation expense relating to nonvested restricted stock units of approximately $28.3 million, which is expected to be recognized over a weighted-average period of 2.65 years.
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
As of March 31, 2018, the Company has reserved 1,781,853 shares of its common stock for issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Cost of revenue	$107	$84
Sales and marketing	1,185	1,435
Technology and development	849	1,075
General and administrative	2,357	2,709
Restructuring and other exit costs	46	936
Total stock-based compensation expense	$4,544	$6,239

Note 8—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company has undergone restructuring events throughout 2017 and in the first quarter of 2018. The objective of these restructuring activities was to streamline operations, prioritize resources for growth initiatives and increase profitability.
In January 2017, the Company announced that it would cease providing intent marketing services and would close its Toronto, Canada office as a result (the "2017 Restructuring Events"). In the first quarter of 2017, the Company recognized expenses of $4.3 million as restructuring and other exit costs related to the cessation of our intent marketing solution, including the closure of the Toronto office, as well as the realignment of the management team to a more cost efficient structure. A majority of the costs incurred in the first quarter of 2017 were severance and one-time termination benefit costs, of which $0.9 million related to non-cash stock-based compensation, the remainder of which related to facility closure costs.
In the first quarter of 2018, the Company announced its restructuring plan to reduce headcount to bring the Company's general and administrative operations into better alignment with the current size of the business and de-layer certain functions, and to reduce its investment in unprofitable projects (the "2018 Restructuring Events"). During three months ended March 31, 2018, the Company incurred restructuring and other exit costs of $2.5 million for severance and one-time termination benefits.
The following table summarizes restructuring and other exit cost activity for the 2018 Restructuring Events (in thousands):

Accrued restructuring and other exit costs at December 31, 2017	$—
Restructuring and other exit costs	2,466
Cash paid for restructuring and other exit costs	(1,797)
Non-cash stock-based compensation for restructuring and other exit costs	(46)
Accrued restructuring and other exit costs at March 31, 2018	$623

Accrued restructuring costs related to the 2017 Restructuring Events were $0.1 million at December 31, 2017 and were substantially paid in the first quarter of 2018. The remaining liabilities are included within other liabilities on the Company's condensed consolidated balance sheets. The Company expects to pay the majority of the remaining expenses during the second quarter of 2018.
Note 9—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded income tax expenses of $0.1 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The tax provision for the three months ended March 31, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures, immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earning which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. The Company recorded a provisional Transition Tax of $0.6 million which reduced its U.S. net deferred tax assets for the year ended December 31, 2017. For the three months ended March 31, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has recognized the actual impact of the revaluation of deferred tax balances and the provisional impact related to the one-time Transition Tax. The Company included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions that have been made, additional regulatory guidance that may be issued, and actions may be taken as a result of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
In addition, it is unclear how many U.S. states will incorporate the federal law changes, or portions thereof, into their tax codes and foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company's financial position and results of operations.
Finally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations whose annual gross receipts for the three-taxable-year period ending with the preceding taxable year are less than $500 million. BEAT does not apply to the Company for the year ending December 31, 2018. Also, the Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the three months ended March 31, 2018, the Company has included a provisional GILTI inclusion of $1.4 million for purposes of

Accounting Standards Codification Topic 740. GAAP allows the Company to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company elected the period cost method.
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
There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit. During the first quarter of 2017, the Internal Revenue Service commenced an examination of the 2015 tax year. The Company has not received any income tax Notice of Proposed Adjustments (NOPAs) and the IRS has indicated during that conversation that they do not intend to make any income tax related adjustments.
Note 10—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $3.3 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, expenses for cloud-based services related to data centers were $1.9 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had $2.9 million of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2018. However, based on management’s knowledge as of March 31, 2018, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited ("Guardian") issued proceedings (the "Complaint") against the Company in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that the Company underpaid Guardian for advertising inventory sold by Guardian through the Company's platform as a result of the fact that the Company charged fees to buyers of that inventory. Guardian claims the Company was precluded from charging buyer fees as a result of the contractual arrangements with Guardian and English agency law principles, as well as representations it allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs, without specifying the amount of damages sought. The Company disputes Guardian’s claims and is defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, the Company does not believe the payment of the damages it thinks could be recoverable by Guardian would have a material adverse effect upon its condensed consolidated financial position, results of operations, or cash flows. However, pending or in response to the outcome of this action, if the Company faces similar claims from other clients or as a preventative measure, it might decide to provide concessions or make other changes to its business practices that could have such material adverse effects.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP net revenue, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, and private marketplace opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of our acquisition of nToggle and its traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow and to manage any growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our ability to maintain and grow a supply of advertising inventory from sellers;

•	the effect on the advertising market and our business from difficult economic conditions;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution for purchase and sale of higher value advertising inventory and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•
our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in digital advertising growth from desktop to mobile channels and from display to video formats;

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

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•
our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies; and

•
our ability to comply with, and the effect on our business of, the EEU General Data Protection Regulation and other evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards.

We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements represent our estimates and assumptions only as of the date made. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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

•	a comprehensive range of advertising units, including display, audio and video;

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

We generate revenue from transactions where we provide a platform for the purchase and sale of advertising inventory. Our advertising automation solution is a marketplace that includes sellers of inventory (providers of websites, mobile applications and other digital media properties, and their representatives) and buyers of inventory (including advertisers, agencies, agency trading desks, demand-side platforms, and ad networks). Advertising inventory is created when users access sellers’ content. Sellers provide advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the user. The volume of paid impressions measured as a percentage of ad requests is referred to as fill rate. The price that buyers pay for each thousand paid impressions purchased is measured in units referred to as CPM.
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee or “take rate” that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. We discuss advertising spend and take rate more fully in the “Non-GAAP Financial Measures and Operational Performance Measures” section below.
Industry Trends and Trends in Our Business
Market Opportunities
The programmatic digital advertising market continues to experience growth. In September 2017, MAGNA estimated that the global programmatic market (excluding search and social) will grow from $25 billion in 2017 to $51 billion by 2021, which represents a 19% compound annual growth rate over that period. Another important trend in the digital advertising industry is the continued expansion of automated buying and selling of advertising inventory through new and developing channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to MAGNA estimates, mobile advertising was an $11 billion global market in 2017 that is expected to increase to $32 billion by 2021, producing a compound annual growth rate of 31%.
Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile advertising spend increased $23.1 million, or 34%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, while our desktop business declined 3% during the same period. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business and subject to many of the same market pressures as discussed below, and as a result has experienced low or negative growth in recent periods. While our mobile web business is trending more in line with desktop, our mobile application business, which is where we see the greatest potential for growth, has shown growth rates in excess of industry projections. Advertising spend from mobile applications is approaching half of our mobile business, and as this mix has increased, our overall mobile business growth has accelerated.
The growth of automated buying and selling of advertising is also expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We attribute advertising spend to the geographic location of the seller on whose inventory the advertising spend was directed. Our markets outside of the United States are more heavily built upon desktop display advertising than they are on mobile, and as such are subject to the same factors impacting our desktop business as described below. In addition, as programmatic advertising has grown in markets outside of the United States, we have seen more competitors enter those markets aggressively and gain market share. As a result of these factors, the portion of our advertising spend attributed to markets outside the United States declined to 35% during the three months ended March 31, 2018 from 37% during the first quarter of 2017. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Macro Trends Impacting Desktop
These market factors present long-term growth opportunities; however, in the near term the industry-wide shift from desktop to mobile advertising has had an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 6% compound annual growth rate over the 2017-2021 period. This results from the market shift to mobile channels noted above. These trends are having a significant effect on our overall growth rate, because desktop advertising continues to be a significant part of our core business, representing 57% of advertising spend in the first quarter of 2018. As noted above, our advertising spend in desktop decreased 3% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In addition to the ongoing industry shift away from desktop to mobile, year-over-year growth in our desktop business is hampered further by the continued migration to header bidding, which to date has been focused primarily on desktop display advertising inventory. Header bidding has resulted in adverse revenue effects for us when comparing the first quarter of 2018 to the same period in 2017 due to loss to competitors of some inventory that we would otherwise have been able to sell through our platform. While header bidding has increased competition for inventory, it also has made available to us significant amounts of inventory that previously we were unable to access, and while our traditional desktop display business has declined, our header bidding solution gained significant traction in 2017 and through the first quarter of 2018.
Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client side header bidding solution as well as server side header bidding have the potential to improve our competitiveness in all markets in 2018 and beyond. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, in order to realize our header bidding solution's full potential.
Because of these rapid developments in the industry, advertising spend from our traditional desktop display business has declined and no longer can be relied upon to drive the growth of our business. Our strategic focus is on growth areas—including mobile, video, and PMPs—that are expected to represent a majority of our advertising spend in 2018. However, despite our solid progress in mobile, our traditional desktop display business is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop display business and its decreasing advertising spend trend will continue to have a significant adverse effect on our growth until our advertising spend mix has shifted more fully to growth areas.
Take Rate Decline
Ad tech exchange intermediaries like us have used different revenue models in OMP transactions, including charging fees only to sellers or arbitraging the purchase and sale of ad impressions. Our approach was historically to charge fees to both buyers and sellers in OMP transactions conducted on our exchange, consistent with the fact that we provide services to each. Traditionally, for OMP waterfall transactions, we ran a modified second price auction in which the clearing price was the greater of the second highest bid in the auction plus one cent or the applicable price floor. Our buyer fees were determined algorithmically and added to the clearing price to determine the price charged to the winning bidder. Our take rate was made up of the total fees we charge buyers and sellers. In the first quarter of 2017, our take rate was 23.7%.
In late 2017, we reduced and then eliminated our buyer fees as a result of three strategic moves we made in response to market conditions. First, in response to market demands for more efficiency and lower cost from intermediaries like us, and in an effort to be more competitive in attracting demand and capturing supply, we made a strategic decision to reduce the fees we charged buyers in OMP waterfall transactions.
Second, the mix of OMP transactions on our exchange had shifted from approximately three quarters conducted through the traditional ad server waterfall at the end of December 2016 to approximately half through the ad server waterfall as of September 30, 2017. In traditional OMP waterfall transactions, available impressions are passed to different demand sources in a sequence determined by the seller’s ad server, and when an impression is passed to a particular demand source, that demand source is generally able to auction the impression with little or no competition. As the percentage of OMP waterfall transactions has declined, the percentage of header bidding transactions has increased. Header bidding increases competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction that, if successful, replaces the ad server waterfall. Each demand source in a header bidding auction conducts its own auction for the impression and then passes its winning bid to a “downstream” meta-auction in which the seller evaluates bids from all its demand sources, and generally the highest bid wins. This competition pushes auction clearing prices much closer to the winning first-price bid than OMP waterfall transactions. In order to be more competitive and give our buyers a better chance of winning the header bidding impressions on which they bid, we began charging lower buyer fees for header bidding transactions so that we could pass higher priced bids into the downstream auction. Based upon experience with this approach and client feedback, in October 2017 we began offering a modified first price auction dynamic in our header bidding solution without buyer fees. Subsequently, in an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, effective as of January 22, 2018, we made first price our default auction dynamic for header bidding transactions. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. Because buyers may need some time to adapt their systems and bidding strategies to first-price auction dynamics, or may not wish to make those adaptations themselves, we have implemented an optional free feature, which we call Estimated Market Rate ("EMR"). This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers bid on advertising inventory consistent with market values while preserving demand and budget for sellers on our platform. In addition to increasing the rate at which buyers win in our auctions, and the monetization that that winning provides to sellers, our first price auction dynamic and EMR solution have contributed to higher CPMs for our header bidding inventory.
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
These strategic price reductions contributed to the decrease in our take rate from 23.7% for the three months ended March 31, 2017 to 11.8% for the three months ended March 31, 2018.
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
Revenue
We generate revenue from the purchase and sale of our digital advertising inventory through our marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail within Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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
Other (Income), Expense
Interest (Income) Expense, Net. Interest expense is mainly related to our credit facility. Interest income consists of interest earned on our cash equivalents and marketable securities and was insignificant for the three months ended March 31, 2018 and 2017.
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
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal, state, and foreign income taxes and is primarily the result of the domestic valuation allowance and the tax liability associated with foreign subsidiaries. Due to uncertainty as to the realization of benefits from the predominant portion of our domestic and international net deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such net deferred tax assets. We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense or recognition of a benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures; immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earning which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. We recorded a provisional Transition Tax of $0.6 million which reduced our U.S. net deferred tax assets for the year ended December 31, 2017. For the three months ended March 31, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.
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
Finally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations whose annual gross receipts for the three-taxable-year period ending with the preceding taxable year are less than $500 million. BEAT does not apply to the Company for the year ending December 31, 2018. Also, the Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the three months ended March 31, 2018, we have included a provisional GILTI inclusion of $1.4 million for purposes of Accounting Standards Codification Topic 740. GAAP allows us to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). We elected the period cost method.

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %
	March 31, 2018	March 31, 2017
	(in thousands)
Revenue	$24,876	$46,015	(46)%
Expenses (1)(2):
Cost of revenue	14,783	14,688	(1)%
Sales and marketing	12,257	14,628	16%
Technology and development	10,494	12,753	18%
General and administrative	12,544	15,080	17%
Restructuring and other exit costs	2,466	4,338	43%
Total expenses	52,544	61,487	15%
Loss from operations	(27,668)	(15,472)	(79)%
Other (income) loss, net	73	(7)	NM
Loss before income taxes	(27,741)	(15,465)	(79)%
Provision for income taxes	75	375	80%
Net loss	$(27,816)	$(15,840)	(76)%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Cost of revenue	$107	$84
Sales and marketing	1,185	1,435
Technology and development	849	1,075
General and administrative	2,357	2,709
Restructuring and other exit costs	46	936
Total stock-based compensation expense	$4,544	$6,239

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Cost of revenue	$8,161	$8,379
Sales and marketing	163	467
Technology and development	241	666
General and administrative	145	609
Total depreciation and amortization expense	$8,710	$10,121

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	100%	100%
Cost of revenue	60	32
Sales and marketing	49	32
Technology and development	42	28
General and administrative	50	33
Restructuring and other exit costs	10	9
Total expenses	211	134
Loss from operations	(111)	(34)
Other (income) loss, net	1	—
Loss before income taxes	(112)	(34)
Provision for income taxes	—	1
Net loss	(112)%	(35)%
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue
Revenue decreased $21.1 million, or 46%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily due to the elimination of our buyer fees beginning in November 2017 as well as market and competitive pressures, deceleration in traditional desktop display spending, and header bidding dynamics as described above, as well as the cessation of our intent marketing solution in March 2017.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services (which drive take rate), and other factors such as changes in the market, our execution of the business, and competition. In addition to the elimination of buyer transaction fees resulting in lower take rate, an increase in PMP transactions as a percentage of the transactions on our platform could contribute to lower take rates because PMP transactions can carry lower fees than OMP transactions. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. Consequently, while we anticipate long-term benefits from these initiatives, unless and until we are able to compensate for the reduction in our fees by increasing advertising spend on our platform, through higher transaction volumes or higher transaction values or both, or by increasing seller fees, our revenue will continue to decline, we will not be able to grow our business, and our cash resources may be depleted.
Cost of Revenue
Cost of revenue increased by $0.1 million, or 1%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, technology expenses increased $1.2 million due to an increase in our transaction volume. This increase was offset by a $1.1 million reduction in media costs related to the cessation of our intent marketing solution during the first quarter of 2017.
We expect cost of revenue to be higher in absolute dollars in 2018 compared to 2017 as a result of increased spending on data centers and investments in developed technology to support our strategic growth initiatives and the auction processing costs and infrastructure required to process greater volumes of data and transactions we will need to grow revenue. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of investments.
Sales and Marketing
Sales and marketing expenses decreased $2.4 million or 16% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a decrease of $1.5 million in sales and marketing personnel costs as a result of our 2017 cost control initiatives including the realignment of our management team. Sales and marketing depreciation and amortization costs and professional services fees also decreased compared to the prior year period.

We expect sales and marketing expenses to decline in 2018 compared to 2017 as a result of headcount reductions and other cost control measures we implemented in the first quarter of 2018, as described below. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased by $2.3 million, or 18%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a decrease of $1.2 million in personnel costs as a result of our 2017 cost control initiatives, including the cessation of our intent marketing services offering and closure of our Toronto office, which also reduced technology and development depreciation and amortization costs by $0.4 million.
We expect technology and development expense to decline in 2018 compared to 2017 as a result of headcount reductions we implemented in the first quarter 2018, as described below, and we expect additional savings in 2018 as we improve our efficiencies in technology development while continuing to invest in our engineering and technology teams. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
General and Administrative
General and administrative expenses decreased by $2.5 million, or 17%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily due to reduced professional services expenses of $1.5 million. General and administrative depreciation and amortization costs also decreased $0.5 million due to accelerated amortization of certain capitalized software assets in 2017.
We expect quarterly general and administrative expense to decline in 2018 compared to 2017 as a result of headcount reductions and other cost control measures we implemented in the first quarter 2018, as described below. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
We incurred restructuring and other exit costs of $2.5 million for severance and other one-time employee termination benefits during the three months ended March 31, 2018 related to headcount reductions that were made in the first quarter of 2018, as described below. For the three months ended March 31, 2017, we incurred $4.3 million, primarily in severance and one-time employee termination benefits and facility closure costs, as a result of the management restructuring and the costs associated with the shut-down of our intent marketing services (see Note 8).
As part of our on-going evaluation of efficiency and implementation of cost-control measures, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions include reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We estimate the 2018 restructuring activities will result in annualized cash basis cost savings of approximately $24.0 million, which we will begin to realize in the second quarter of 2018.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Interest income, net	$(271)	$(167)
Other income	(210)	(212)
Foreign exchange loss, net	554	372
Total other (income) loss, net	$73	$(7)
Foreign exchange loss, net is impacted by movements in exchange rates, primarily the British Pound and the Euro relative to the U.S. Dollar, and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency loss, net during the three months ended March 31, 2018 was primarily attributable to the weakening of the U.S. Dollar in relation to the British Pound and the Euro for foreign currency denominated transactions.
Provision for Income Taxes
We recorded income tax expenses of $0.1 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The tax provision for the three months ended March 31, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with foreign subsidiaries.
Non-GAAP Financial Measures and Operational Performance Measures
In addition to our GAAP results, we review certain non-GAAP financial measures and operational measures to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. These non-GAAP measures include advertising spend, non-GAAP net revenue, Adjusted EBITDA, and take rate, which are discussed immediately following the table below. Revenue and other GAAP measures are discussed under the headings "Components of Our Results of Operations" and "Results of Operations".

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$24,876	$46,015
Advertising spend	$211,028	$191,540
Non-GAAP net revenue	$24,876	$45,382
Net loss	$(27,816)	$(15,840)
Adjusted EBITDA	$(14,204)	$1,100
Operational Measure:
Take Rate %	11.8%	23.7%
Advertising Spend
We define advertising spend as the buyer spending on advertising inventory transacted on our platform. Advertising spend does not represent revenue reported on a GAAP basis. Tracking our advertising spend facilitates comparison of our results to the results of companies in our industry that report GAAP revenue on a gross basis. We also use advertising spend for internal management purposes to assess market share of total advertising spending.
Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, the nature and amount of fees we charge, and other factors such as changes in the market, our execution of the business, and competition.
Advertising spend may fluctuate due to seasonality. In the past, we have experienced higher advertising spend during the fourth quarter of a given year because many buyers devote a disproportionate amount of their advertising budgets to this period of the year to coincide with increased holiday purchasing. Buyers' focus on the fourth quarter generates more bidding activity on our platform, which may drive higher volumes of paid impressions, average CPM, or both. Our advertising spend grew 10% in the first quarter of 2018 compared to the first quarter of 2017. The increase in advertising spend was driven primarily by an increase in the CPMs generated from our auctions. The increase in CPMs was driven by increased bidding activity on our platform, the value of the inventory that we made available to buyers, including PMP, mobile and video inventory that typically carries higher pricing, and auction dynamics, including the implementation of first price auctions and EMR for our header bidding inventory.

The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Revenue	$24,876	$46,015
Plus amounts paid to sellers(1)	186,152	145,525
Advertising spend	$211,028	$191,540

(1) Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following table presents revenue and advertising spend in dollar terms by channel and as a percentage of total revenue or advertising spend for the three months ended March 31, 2018 and 2017.

	Revenue				Advertising Spend
	Three Months Ended				Three Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
	(in thousands, except percentages)
Channel:
Desktop	$14,309	58%	$28,329	62%	$120,058	57%	$123,639	65%
Mobile	10,567	42	17,686	38	90,970	43	67,901	35
Total	$24,876	100%	$46,015	100%	$211,028	100%	$191,540	100%
Non-GAAP Net Revenue
We define non-GAAP net revenue as GAAP revenue less amounts we pay sellers, where the amounts paid are included within cost of revenue for the portion of our revenue reported on a gross basis. The portion of our revenue reported on a gross basis was attributable to intent marketing services, which no longer generated revenue after the first quarter of 2017. Historically, non-GAAP net revenue was a useful measure in assessing the performance of our business in periods for which our revenue included revenue reported on a gross basis, because it showed the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we applied under GAAP across different types of transactions, and facilitated comparison of our results to the results of companies that report all of their revenue on a net basis. Revenue from intent marketing services in the first quarter of 2017 created the difference between our non-GAAP net revenue and our GAAP revenue for that period. We ceased offering that solution in the first quarter of 2017, so for subsequent periods non-GAAP net revenue is the same as GAAP revenue, as there is no longer a reconciling item between GAAP and non-GAAP net revenue. Non-GAAP net revenue is presented for comparative purposes as the first quarter of 2017 still included the intent marketing solution reconciling item.
A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult.
Non-GAAP net revenue is influenced by the volume and characteristics of advertising spend, and our take rate. The revenue we have reported on a gross basis was associated with our intent marketing business. Because we exited that business in the first quarter of 2017, we do not expect to report any revenue on a gross basis after the first quarter of 2017 unless and until we change our business practices, develop new products, or make an acquisition, in each case with characteristics that require gross reporting.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Revenue	$24,876	$46,015
Less amounts paid to sellers(1)	—	633
Non-GAAP net revenue	$24,876	$45,382

(1)	Represents amounts paid to sellers included within cost of revenue.

Non-GAAP net revenue decreased in the current period compared to the prior year due to a lower take rate, as noted within "Industry Trends and Trends in Our Business", which was partially offset by the increase in advertising spend.
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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•
Stock-based compensation is a non-cash charge and is and will remain an element of our long-term incentive compensation package, although we exclude it as an expense in Adjusted EBITDA when evaluating our ongoing operating performance for a particular period.

•
Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future, but Adjusted EBITDA does not reflect any cash requirements for these replacements.

•
Impairment charges are non-cash charges related to the write-down of goodwill, intangible assets and/or long-lived assets, although we exclude these charges as expenses in Adjusted EBITDA when evaluating our ongoing operating performance for a particular period.

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

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Net loss	$(27,816)	$(15,840)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	7,914	8,536
Amortization of acquired intangibles	796	1,585
Stock-based compensation expense	4,544	6,239
Interest income, net	(271)	(167)
Foreign currency loss, net	554	372
Provision for income taxes	75	375
Adjusted EBITDA	$(14,204)	$1,100
The decline in adjusted EBITDA for the three months ended March 31, 2018 and our expectations for future adjusted EBITDA have been driven by the same factors that drove the changes in our GAAP metrics noted above.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At March 31, 2018, we had cash and cash equivalents of $67.5 million, of which $25.3 million was held in foreign currency cash accounts, and marketable securities of $51.8 million. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers are payments to sellers can significantly impact our cash flows from operating activities for any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
At March 31, 2018, we had no amounts outstanding under our credit facility with SVB, and $40.0 million was available for borrowing. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. Our facility matures in September 2018.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. As of March 31, 2018, our fixed charge coverage ratio was incalculable as there were no fixed charges as defined in the credit agreement.

The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at March 31, 2018.
We believe our existing cash and cash equivalents and investment balances, along with the cash flow from operations, will be sufficient to meet our working capital requirements for at least the next 12 months from the issuance of our financial statements. However, we have been negatively impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, we made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated buyer fees altogether. As a result, our take rate decreased from 23.7% in the first quarter to 2017 to 11.8% for the first quarter of 2018. In an effort to bring our costs into better alignment with reduced revenue, we have undertaken restructuring activities to reduce headcount and related operating costs, and have also reduced our capital expenditures, which may make execution against our strategic business plans more difficult. Unless and until the we are able to compensate for the buyer fee reductions and reduced gross margins by continuing to increase advertising spending on our platform, or sufficiently reducing costs, we may not be able to grow our business and may continue to operate at a loss, depleting our cash resources and liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017.
Our ability to renew our existing credit facility, which matures in September 2018, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. In addition, even if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Cash flows provided by (used in) operating activities	$(9,764)	$2,881
Cash flows provided by (used in) investing activities	550	(3,367)
Cash flows provided by (used in) financing activities	(34)	368
Effects of exchange rate changes on cash, cash equivalents and restricted cash	122	62
Change in cash, cash equivalents and restricted cash	$(9,126)	$(56)
Operating Activities
Our cash flows from operating activities are primarily influenced by increases or decreases in receipts from buyers and related payments to sellers, as well as our investment in personnel and infrastructure to support our business. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Increases in revenue earned directly from advertisers and agencies may cause the amount of receipts from buyers collected in advance of payments to sellers to decrease, because advertisers and agencies may pay slowly. Recently, some buyers have begun demanding longer terms to pay us later and some sellers have begun demanding shorter terms to collect from us earlier. We may not have the leverage to resist these demands given the commodization of our business. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses.
For the three months ended March 31, 2018, net cash used in operating activities was $9.8 million compared to net cash provided by operating activities of $2.9 million for the three months ended March 31, 2017. Our operating activities included our net losses of $27.8 million and $15.8 million for the three months ended March 31, 2018 and 2017, respectively, which were offset by non-cash adjustments of $13.5 million and $17.2 million. In the first quarter of 2018, net changes in our working capital partially offset cash used in operating activities by $4.5 million. Net cash provided by operating activities for the first quarter of 2017 was also increased by net changes in our working capital of $1.6 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the development cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our adverting inventory volume more efficiently. As a result of these efforts, we anticipate investment in property and equipment related to that inventory volume to decline over time. We anticipate investment in internal use software development to remain relatively consistent with past years' investment levels as we continue to innovate new solutions on our platform. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the three months ended March 31, 2018, we provided net cash of $0.6 million from investing activities, compared to $3.4 million net cash used in investing activities for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, we had net maturities of investments in available-for-sale securities of $3.4 million and $2.0 million, respectively. These cash inflows were offset by purchases of property and equipment of $0.2 million and $3.1 million, and investments in our internally developed software of $2.6 million and $2.3 million, for the three months ended March 31, 2018 and 2017, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the three months ended March 31, 2018, we used net cash of $34.0 thousand for financing activities, compared to net cash provided by financing activities of $0.4 million for the three months ended March 31, 2017. Cash inflows for the first quarter of 2017 included proceeds from the exercise of stock options of $0.4 million. Cash flows for financing activities in the first quarter of 2018 were not significant.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2018 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. At March 31, 2018, future non-cancelable minimum commitments relating to operating leases were $20.0 million. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.2 million for the three months ended March 31, 2018.
There were no significant changes to our unrecognized tax benefits in the three months ended March 31, 2018 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2018.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2018.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) internal-use software development costs, (iii) goodwill and intangible asset impairment analysis, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K.
Our revenue recognition policy is further described below, which is consistent with the policy included in our Annual Report referenced above.
Revenue Recognition
We generate revenue from transactions where we provide a platform for the purchase and sale of advertising inventory. Our advertising automation solution is a marketplace that includes sellers of inventory (providers of websites, mobile applications and other digital media properties, and their representatives) and buyers of inventory (including advertisers, agencies, agency trading desks, demand-side platforms, and ad networks). This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for our automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the advertising inventory managed on our platform. Advertising inventory is created when users access sellers’ content. Sellers provide advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the user.
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee or “take rate” that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement we have with the seller and the clearing price of the winning bid. We recognize revenue upon fulfillment of our performance obligation to a customer, which occurs at the point in time an ad renders and is counted as a paid impression, subject to a contract existing with the customer and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time; we have no arrangements with multiple performance obligations. We consider the following when determining if a contract exists (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable, although in some cases, payments are handled directly between buyers and sellers or third parties making seller inventory available.
We have determined that we do not act as the principal in the purchase and sale of advertising inventory because we are not the primary obligor and do not set prices agreed upon within the auction marketplace, and therefore we report revenue on a net basis. In periods prior to the second quarter of 2017, we reported revenue on a gross basis for revenue associated with our intent marketing solution, as we determined that we acted as the principal in the purchase and sale of advertising inventory. We ceased offering our intent marketing solution after the first quarter of 2017, after which time, all of our revenues have been recorded on a net basis.

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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash, money market funds, commercial paper and treasury and debt securities with original maturities of three months or less. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at March 31, 2018. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2018, including intercompany balances, would result in a foreign currency loss of approximately $1.9 million. In the event our non-U.S. Dollar-denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, but we may do so in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2018. However, based on our knowledge as of March 31, 2018, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. Except as described below, there are no material changes to the Risk Factors of which we are currently aware. However, our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Legal and compliance uncertainties resulting from effectiveness of the EU General Data Protection Regulation on May 25, 2018 result in substantial risk to our ad spend and revenue.
Approximately $67.7 million, or 32%, of our ad spend for the first quarter of 2018, and a similar percentage of our revenue, was associated with impressions generated by users in the EEA (European Economic Area) and therefore covered by the General Data Protection Regulation, or GDPR, which becomes effective on May 25.
The GDPR adds significant new regulatory requirements that are applicable to us as well as our clients and competitors. As is frequently the case with transformative new laws, some critical elements of the GDPR are still unclear, and there has not yet been time for consistent regulatory guidance to be developed, or for established industry compliance practices to emerge. Compliance stakes are high because penalties for violation of the law can reach up to the greater of 20 million Euros or 4% of total worldwide annual turnover (revenue). Further, compliance is complicated by the potential for differing interpretation and enforcement of the GDPR by regulators in each of the EEA’s member states. The reach of the GDPR extends well beyond ad tech, but some observers believe that ad tech may become a special focus of enforcement due to the concerns many European privacy regulators have expressed about digital behavioral advertising.
Behavioral advertising requires user information.
The more informed advertising is about its audience, the more valuable it is. Skywriting and highway billboards are examples of generalized advertising, casting a broad net across an undifferentiated audience in hopes of capturing a few of the viewers the advertiser hopes to reach. “Contextual” advertising is more focused in attempting to reach audiences based upon inferences about their interests drawn by, for example, what websites they visit or apps they use. Programmatic advertising, facilitated by the ad tech ecosystem, enables more precise audience targeting, known as “behavioral” advertising. Publishers package information about their users (e.g. geolocation data, browsing history) when requesting ads for the sites and apps visited by those users, and buyers of that inventory use the user data provided by the publishers, together with any additional information they may have about the users, to target their advertisements with greater precision than is possible without reliance upon users’ attributes. This behavioral advertising is more effective and valuable for buyers than general or contextual advertising, resulting in more revenue for publishers. A key feature of the GDPR is that it treats much of the user information that is critical to programmatic digital advertising as “personal data” and therefore subject to significant conditions and restrictions on its collection and use. Without this user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less ad spend and revenue for us and other industry participants.
The GDPR imposes new requirements for user consent and legal basis for data processing that are not yet well understood.
User consent to data collection through device access has been required for some time under the EU ePrivacy Directive, but the GDPR has added complexity and risk. User consent is difficult for ad tech intermediaries like us to obtain because we do not have direct relationships with the users, so we have historically relied upon publishers to obtain consent for our technology under the ePrivacy Directive, and we must continue to rely upon publishers to obtain consent after the GDPR becomes effective. However, while simple click-through cookie banners on EU-based digital media properties have been the norm for ePrivacy Directive compliance, it may become more challenging to obtain valid consent after the GDPR becomes effective because the GDPR may be interpreted to impose additional requirements applicable to user consents generally. Unfortunately, it is not yet clear what may be needed to satisfy the requirements regarding consent. Without clarity on this point, different participants in the ad tech ecosystem may take different approaches to user consent, disrupting the coordination among buyers, sellers, and intermediaries required to process transactions efficiently.
The GDPR sets forth six alternative legal bases for processing personal data, but only two are relevant to ad tech: consent by the data subject and “legitimate interests,” which means that “processing is necessary for the purposes of the legitimate interests pursued by the controller or by a third party, except where such interests are overridden by the interests or fundamental rights and freedoms of the data subject.” We and many other ad tech intermediaries intend to rely upon legitimate interests because we lack the direct relationships to users that would be required to satisfy the requirements the GDPR imposes to satisfy the consent requirements for processing of personal data.Some EU regulators or courts might conclude that the processing of personal data for the purposes of behavioral advertising does not satisfy the legitimate interests of the controller , or that such interests do not outweigh the privacy rights of users, even with respect to ad tech parties that only collect device-identifiable information. Unavailability of this basis for processing users’ personal data would require us to obtain user consent for processing under GDPR, which may not be possible for us or other ad tech intermediaries without changes to the ad tech business that would be difficult, time-consuming, expensive, and perhaps unattainable.
Google appears to be planning to rely on user consent as its basis for processing personal data, and may require its publishers and ad tech partners to obtain such user consent on behalf of Google in accordance with Google’s consent tool developed for this purpose. Given Google’s reach in ad tech, its tool would likely become a de facto industry standard. However, it is not clear whether or to what extent Google may willing or able to obtain consent from its users for downstream processing by other parties. Consent is relatively easier for Google to obtain because of its direct relationships with users and importance to publishers, but its practices may not translate well across the industry.
Legal uncertainty and industry unpreparedness may mean substantial disruption and inefficiency, demand constraints, and reduced inventory supply and value.
In this context, various things can disrupt standard transaction patterns, resulting in reduced inventory availability or ad spend and consequently less revenue for us and other ad tech providers.
Some publishers may be unprepared to comply with the GDPR by May 25, and therefore may remove personal data from their inventory before passing it into the bid stream, at least temporarily. This will lower their inventory on the value scale from behavioral to contextual advertising, with resulting loss of ad spend and revenue for us.
The GDPR gives users expanded legal rights, and the onset of the GDPR will be accompanied by substantial publicity and will probably spawn various user advocacy groups and businesses focused upon helping users understand and exercise those rights. Furthermore, whereas in the past, user consent under the Cookie Directive was generally obtainable through a simple click-through banner, acceptable methods of obtaining user consent under the GDPR may be substantially less user-friendly, and if the consent mechanism is too cumbersome, users are more likely to decline. These factors may result in lower levels of users' consent for accessing of their devices and processing of their personal data. Without that consent, our publishers may not attempt to monetize inventory associated with such users at all, or pass that inventory to us without personal data, again lowering that inventory on the value scale from behavioral to contextual advertising.
Even well-prepared publishers and buyers will be confronted with difficult choices and administrative and technical hurdles to implement their GDPR compliance programs and integrate with multiple other parties in the ecosystem. At present, it appears that IAB Europe will provide a user transparency and consent tool that can be adapted by “consent management providers” and implemented by publishers. Separately, Google has developed its own consent tool and may require that other industry participants working with it adapt to its tool. Any such requirement would affect us because Google is a significant source of inventory and demand for us. Unfortunately, neither the IAB Europe tool nor the Google tool is complete or fully tested, so some “burn-in” inefficiency can be expected. It is not clear whether these tools, or other tools that may emerge, will be interoperable, or whether publishers will need to utilize multiple consent tools, which could be cumbersome and deleterious to user experience and consent levels. It is also not yet clear whether these tools will survive scrutiny and be accepted by regulators as appropriate consent mechanisms. Further, compliance program design and implementation will be an ongoing process as understanding of the new law increases and industry compliance standards evolve. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon our organization as we seek to assist clients and adapt our own technology and processes as necessary to comply with the law and adapt to industry practice.
Buyers of digital advertising inventory need to access users’ devices to serve advertisements and collect information, such as user interaction with ad content and frequency tracking. Buyers need user consent for this access. Large integrated purchasers of ad inventory like Google can obtain consent for the device access they need directly from their users. Other buyers must rely upon the publishers supplying inventory to secure that consent. Some buyers may continue to rely upon publishers to obtain this consent without independent verification, consistent with historical practice under the ePrivacy Directive, but other buyers may not be willing to accept or bid on inventory that is not accompanied by consent signals documenting specific user consent. Because these signals must be deciphered by multiple parties in the ad tech ecosystem, most publishers will rely upon either an industry supported consent tool (e.g. the IAB Europe tool) or the Google tool. As noted above, no tool has been finalized or widely adopted and the GDPR will become effective without consistent or uniform consent practices. Accordingly, some buyers may therefore decline to bid on impressions from the EEA due to ambiguity about their rights, or may only bid on impressions that are stripped of personal data and converted to contextual advertising.This will have the effect of reducing demand for and value of EEA impressions on our platform.
The uncertain regulatory environment caused by the GDPR may benefit large, integrated competitors like Google and Facebook, which have greater compliance resources and can take advantage of their direct relationships with users to secure consents from users that we and other intermediaries without direct user relationships are less able to obtain under current industry conditions.
Near-term declines in EU-based ad spend and revenue are probable, and long-term adverse effects are possible.
Because of the uncertainties and inefficiencies described above, we anticipate some level of near-term reduction in ad spend and revenue associated with EEA-based impressions. We believe that ad spend and revenue levels associated with EEA-based impressions will recover over time as the GDPR’s requirements become more clear, standard industry compliance measures evolve, and we adapt our systems and processes accordingly. However, it is difficult to predict how much ad spend and revenue we may lose initially or how quickly we may recover. It is also possible that the value of digital advertising in the EU, and consequently our ad spend and revenue, may be permanently impaired if EU courts and regulators interpret or enforce the GDPR in ways that are calculated to limit behavioral advertising or that prohibit critical ad tech industry practices.
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
Common stock repurchases during the quarter ended March 31, 2018 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program

January 1 – January 31, 2018	1	$1.96	—	$—
February 1 – February 28, 2018	—	$—	—	$—
March 1 – March 31, 2018	18	$1.88	—	$—

Item 6. Exhibits

Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document

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
Date May 3, 2018