Form 10-Q
period 2018-06-30
RUBICON PROJECT, INC.
filed 2018-08-01
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2018
Common Stock, $0.00001 par value	50,750,139

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$72,247	$76,642
Marketable securities	32,072	52,504
Accounts receivable, net	153,163	165,890
Prepaid expenses and other current assets	9,041	9,620
TOTAL CURRENT ASSETS	266,523	304,656
Property and equipment, net	36,571	47,393
Internal use software development costs, net	14,340	12,734
Other assets, non-current	1,197	5,493
Intangible assets, net	11,767	13,359
TOTAL ASSETS	$330,398	$383,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$198,504	$214,103
Other current liabilities	2,899	3,141
TOTAL CURRENT LIABILITIES	201,403	217,244
Other liabilities, non-current	1,331	1,780
TOTAL LIABILITIES	202,734	219,024
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2018 and December 31, 2017; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2018 and December 31, 2017; 50,750 and 50,239 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	427,324	418,354
Accumulated other comprehensive income (loss)	(77)	41
Accumulated deficit	(299,584)	(253,784)
TOTAL STOCKHOLDERS' EQUITY	127,664	164,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$330,398	$383,635

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$28,648	$42,922	$53,524	$88,937
Expenses:
Cost of revenue	15,044	13,698	29,827	28,386
Sales and marketing	11,135	12,529	23,392	27,157
Technology and development	9,245	12,044	19,739	24,797
General and administrative	11,441	14,355	23,985	29,435
Restructuring and other exit costs	974	1,621	3,440	5,959
Total expenses	47,839	54,247	100,383	115,734
Loss from operations	(19,191)	(11,325)	(46,859)	(26,797)
Other (income) expense:
Interest income, net	(274)	(228)	(545)	(395)
Other income	(210)	(167)	(420)	(379)
Foreign exchange (gain) loss, net	(797)	479	(243)	851
Total other (income) expense, net	(1,281)	84	(1,208)	77
Loss before income taxes	(17,910)	(11,409)	(45,651)	(26,874)
Provision for income taxes	74	146	149	521
Net loss	$(17,984)	$(11,555)	$(45,800)	$(27,395)
Net loss per share:
Basic and Diluted	$(0.36)	$(0.24)	$(0.92)	$(0.56)
Weighted average shares used to compute net loss per share:
Basic and Diluted	50,071	48,783	49,883	48,559

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(17,984)	$(11,555)	$(45,800)	$(27,395)
Other comprehensive income (loss):
Unrealized gain on investments	16	4	6	—
Foreign currency translation adjustments	(338)	173	(124)	270
Other comprehensive income (loss)	(322)	177	(118)	270
Comprehensive loss	$(18,306)	$(11,378)	$(45,918)	$(27,125)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	49	—	45	—	—	45
Restricted stock awards, net	(156)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	89	—	143	—	—	143
Issuance of common stock related to RSU vesting	830	1	—	—	—	1
Shares withheld related to net share settlement	(301)	—	(658)	—	—	(658)
Stock-based compensation	—	—	9,440	—	—	9,440
Other comprehensive loss	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(45,800)	(45,800)
Balance at June 30, 2018	50,750	$1	$427,324	$(77)	$(299,584)	$127,664

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net loss	$(45,800)	$(27,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,588	18,976
Stock-based compensation	9,156	11,542
Loss on disposal of property and equipment	120	271
Provision for doubtful accounts	215	566
Accretion of available for sale securities	(318)	(76)
Unrealized foreign currency gains, net	(766)	1,130
Deferred income taxes	—	274
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	12,342	52,917
Prepaid expenses and other assets	2,351	(393)
Accounts payable and accrued expenses	(15,287)	(44,561)
Other liabilities	(691)	(446)
Net cash provided by (used in) operating activities	(21,090)	12,805
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,216)	(4,839)
Capitalized internal use software development costs	(4,817)	(4,327)
Investments in available-for-sale securities	(23,991)	(31,789)
Maturities of available-for-sale securities	41,150	45,050
Sales of available-for-sale securities	6,086	—
Net cash provided by investing activities	17,212	4,095
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	384
Proceeds from issuance of common stock under employee stock purchase plan	143	444
Taxes paid related to net share settlement	(658)	(2,048)
Net cash used in financing activities	(470)	(1,220)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47)	140
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,395)	15,820
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	76,642	149,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$72,247	$165,318
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable and accrued expenses	$712	$3,944
Capitalized stock-based compensation	$284	$251

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
The Company is a global advertising exchange that helps websites and applications thrive by giving them tools and expertise to sell ads easily and safely. In addition, the world’s leading agencies and brands rely on the Company's technology to execute tens of billions of advertising transactions each month. The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. The Company's platform features applications and services for digital advertising sellers, including websites, mobile applications and other digital media properties, and their representatives, to sell their digital advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, demand side platforms, or DSPs, to buy digital advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution for the digital advertising inventory managed on the Company's platform. The Company's clients include many of the world's leading publishers of websites and mobile applications and buyers of digital advertising inventory.
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methodologies, and allows advertising content to be presented to consumers through different channels. The Company's solution enables buyers and sellers to purchase and sell:

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
Risks and Uncertainties
The Company has been negatively impacted by rapid changes in the ad tech industry including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, the Company made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated its buyer fees altogether. The competitive pressures and reduced take rate resulted in lower revenue and cash flows in the first half of 2018 compared to the prior year. In an effort to bring its costs into better alignment with reduced take rates, the Company has undertaken restructuring activities to reduce headcount and related operating costs, and has also reduced its capital expenditures, which may make execution against its strategic business plans more difficult. Unless and until the Company is able to compensate for the fee reductions and reduced gross margins by continuing to increase advertising spending on its platform, or sufficiently reducing costs, it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations. The Company’s current credit facility expires in September 2018. There can be no guarantee that additional financing will be available on commercially reasonable terms, if at all.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2018, or for any future year.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02—Leases (Topic 842) ("ASU-2016-02"), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.
In June 2018, the FASB issued ASU 2018-07—Stock Compensation (Topic 718) ("ASU 2018-07"), which expands the scope of Accounting Standards Codification Topic 718, Compensation—Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Upon adoption, the entity is required to measure the non-employee awards at fair value as of the adoption date. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(17,984)	$(11,555)	$(45,800)	$(27,395)
Weighted-average common shares outstanding	50,443	49,666	50,346	49,557
Weighted-average unvested restricted shares	(372)	(883)	(463)	(998)
Weighted-average common shares outstanding used to compute net loss per share	50,071	48,783	49,883	48,559
Basic and diluted net loss per share	$(0.36)	$(0.24)	$(0.92)	$(0.56)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Options to purchase common stock	18	88	27	137
Unvested restricted stock awards	301	367	244	295
Unvested restricted stock units	1,434	585	1,401	623
ESPP	36	44	49	52
Total shares excluded from net loss per share	1,789	1,084	1,721	1,107
Note 3—Revenues
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using a modified retrospective approach applied to all contracts that generated revenue in the preceding year. The adoption of this guidance did not have an impact on the amount or timing of revenue recognized by the Company.
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. The Company’s advertising automation solution is a marketplace for sellers of digital advertising inventory (providers of websites, mobile applications and other digital media properties, and their representatives) and buyers of digital advertising inventory (including advertisers, agencies, agency trading desks, and demand-side platforms). This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the digital advertising inventory managed on the Company's platform. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company’s platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
The total volume of spending between buyers and sellers on the Company’s platform is referred to as advertising spend. The Company keeps a percentage of that advertising spend as a fee, and remits the remainder to the seller. The fee or “take rate” that the Company retains from the gross advertising spend on its platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. The Company recognizes revenue upon fulfillment of its performance obligation to a customer, which occurs at the point in time an ad renders and is counted as a paid impression, subject to an underlying agreement existing with the customer and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time when an ad renders. The Company does not have arrangements with multiple performance obligations. The Company considers the following when determining if a contract exists under which the performance obligations have been satisfied: (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable.

The Company has determined that it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace, and therefore reports revenue on a net basis. In periods prior to the second quarter of 2017, the Company reported revenue on a gross basis for revenue associated with its intent marketing solution, as the Company determined that it acted as the principal in the purchase and sale of digital advertising inventory. The Company ceased offering its intent marketing solution after the first quarter of 2017, after which time, all of the Company’s revenues have been recorded on a net basis. Revenue generated by the Company’s intent marketing solution in 2017 prior to its cessation was $1.3 million, which is included in total revenue for the six months ended June 30, 2017.
Payment terms are specified in agreements between the Company and the buyers and sellers on its exchange platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy-five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (see Note 5). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
The following table presents our revenue by channel for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	(in thousands, except percentages)
Channel:
Desktop	$13,663	48%	$23,746	55%	$27,972	52%	$52,075	59%
Mobile	14,985	52	19,176	45	25,552	48	36,862	41
Total	$28,648	100%	$42,922	100%	$53,524	100%	$88,937	100%
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
United States	$18,966	$28,000	$34,470	$55,661
International	9,682	14,922	19,054	33,276
Total	$28,648	$42,922	$53,524	$88,937
Note 4—Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$14,334	$14,334	$—	$—
Corporate debt securities	$12,112	$—	$12,112	$—
U.S. Treasury, government and agency debt securities	$19,960	$19,960	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2017:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$1,807	$210	$1,597	$—
Corporate debt securities	$25,098	$—	$25,098	$—
U.S. Treasury, government and agency debt securities	$29,901	$29,901	$—	$—
At June 30, 2018 and December 31, 2017, cash equivalents of $14.3 million and $1.8 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents at December 31, 2017 is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, but rather is derived from similar securities. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended June 30, 2018 and 2017.

Note 5—Other Balance Sheet Amounts
Investments in marketable securities as of June 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$19,983	$—	$(23)	$19,960
Corporate debt securities	12,112	—	—	12,112
Total	$32,095	$—	$(23)	$32,072
Investments in marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$27,426	$—	$(20)	$27,406
Corporate debt securities	25,098	—	—	25,098
Total	$52,524	$—	$(20)	$52,504
Available-for-sale—long-term:
U.S. Treasury, government and agency debt securities	$2,504	$—	$(9)	$2,495
The Company's available-for-sale securities had a weighted remaining contractual maturity of 0.3 years as of June 30, 2018. For the three and six months ended June 30, 2018, the Company sold $6.1 million of available-for-sale investments, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.
Accounts payable and accrued expenses included the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accounts payable—seller	$187,332	$203,694
Accounts payable—trade	4,663	3,764
Accrued employee-related payables	6,509	6,645
Total	$198,504	$214,103
As of December 31, 2016, the Company had $0.1 million of restricted cash, which is included in the beginning balance of cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. There was no restricted cash as of June 30, 2018 and December 31, 2017.

Note 6—Intangible Assets
The Company’s intangible assets as of June 30, 2018 and December 31, 2017 included the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	690	690
Trademarks	20	20
Total identifiable intangible assets, gross	17,588	17,588
Accumulated amortization—intangible assets:
Developed technology	(5,475)	(4,062)
Non-compete agreements	(333)	(161)
Trademarks	(13)	(6)
Total accumulated amortization—intangible assets	(5,821)	(4,229)
Total identifiable intangible assets, net	$11,767	$13,359
Amortization of intangible assets for the three months ended June 30, 2018 and 2017 were $0.8 million and $0.8 million, respectively, and $1.6 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2018:

Fiscal Year	Amount
(in thousands)
Remaining 2018	$1,593
2019	3,010
2020	2,826
2021	2,826
2022	1,512
Thereafter	—
Total	$11,767
Note 7—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock and restricted stock units vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter. The restricted stock units granted in the first half of 2018 included 2,725,000 restricted stock units that vest 50% on each of the first and second anniversaries of the grant date. Options, restricted stock, and restricted stock units granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 6,094,345 shares remained available for future grants at June 30, 2018 under the plans.

Stock Options
A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2017	4,363	$8.75
Granted	658	$1.97
Exercised	(49)	$0.91
Expired	(1,101)	$10.24
Forfeited	(49)	$4.54
Outstanding at June 30, 2018	3,822	$7.30	7.14 years	$1,470
Exercisable at June 30, 2018	2,188	$9.80	5.81 years	$309
The total intrinsic values of options exercised during the six months ended June 30, 2018 was $0.1 million. At June 30, 2018, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $4.2 million, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2018 was $1.03. Total fair value of options vested during the six months ended June 30, 2018 was $2.1 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Expected term (in years)	N/A	5.7	6.1	6.0
Risk-free interest rate	N/A	1.87%	2.66%	2.10%
Expected volatility	N/A	55%	57%	55%
Dividend yield	N/A	—%	—%	—%
There were no stock options granted during the three months ended June 30, 2018.
Restricted Stock
A summary of restricted stock activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2017	558	$12.60
Granted	—	$—
Canceled	(156)	$13.82
Vested	(132)	$14.08
Nonvested shares of restricted stock outstanding at June 30, 2018	270	$11.18
The aggregate fair value of restricted stock with service conditions that vested during the six months ended June 30, 2018 was $0.3 million. At June 30, 2018, the Company had unrecognized stock-based compensation expense for restricted stock with service conditions of $0.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2017	3,609	$7.55
Granted	4,707	$2.20
Canceled	(788)	$5.60
Vested	(830)	$8.02
Nonvested restricted stock units outstanding at June 30, 2018	6,698	$3.96
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2018 was $2.20. The aggregate fair value of restricted stock units that vested during six months ended June 30, 2018 was $1.8 million. At June 30, 2018, the intrinsic value of nonvested restricted stock units was $19.1 million. At June 30, 2018, the Company had unrecognized stock-based compensation expense relating to nonvested restricted stock units of approximately $22.8 million, which is expected to be recognized over a weighted-average period of 2.60 years.
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
As of June 30, 2018, the Company has reserved 1,692,373 shares of its common stock for issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Cost of revenue	$77	$96	$184	$180
Sales and marketing	1,158	974	2,343	2,409
Technology and development	623	981	1,472	2,056
General and administrative	2,402	2,628	4,759	5,337
Restructuring and other exit costs	352	624	398	1,560
Total stock-based compensation expense	$4,612	$5,303	$9,156	$11,542
Note 8—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company underwent restructuring events throughout 2017 and in the first quarter of 2018. The objective of these restructuring activities was to streamline operations, prioritize resources for growth initiatives and increase profitability.
In January 2017, the Company announced that it would cease providing intent marketing services and would close its Toronto, Canada office as a result. For the three and six months ended June 30, 2017, the Company recognized expenses of $1.6 million and $6.0 million, respectively, as restructuring and other exit costs related to the cessation of our intent marketing solution, including the closure of the Toronto office, as well as the realignment of the management team to a more cost efficient structure (collectively, the "2017 Restructuring Events"). A majority of the costs incurred in the three and six months ended June 30, 2017 were severance and one-time termination benefit costs, of which $0.7 million and $1.6 million, respectively, related to non-cash stock-based compensation, the remainder of which related to facility closure costs.
In the first quarter of 2018, the Company announced its restructuring plan to reduce headcount to bring the Company's general and administrative operations into better alignment with the current size of the business and de-layer certain functions, and to reduce its investment in unprofitable projects (the "2018 Restructuring Events"). During the three and six months ended June 30, 2018, the Company incurred restructuring and other exit costs of $1.0 million and $3.4 million, respectively, for severance and one-time termination benefits.
The following table summarizes restructuring and other exit cost activity for the 2018 Restructuring Events (in thousands):

Accrued restructuring and other exit costs at December 31, 2017	$—
Restructuring and other exit costs	3,440
Cash paid for restructuring and other exit costs	(2,561)
Non-cash stock-based compensation for restructuring and other exit costs	(398)
Accrued restructuring and other exit costs at June 30, 2018	$481
Accrued restructuring costs related to the 2017 Restructuring Events were $0.1 million at December 31, 2017 and were paid in the first half of 2018. Accrued restructuring costs are included within other liabilities on the Company's condensed consolidated balance sheets.
Note 9—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded income tax expenses of $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively and $0.1 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. The tax provision for the three and six months ended June 30, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including the following: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures; immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earning which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. The Company recorded a provisional Transition Tax of $0.6 million, which reduced its U.S. net deferred tax assets for the year ended December 31, 2017. For the six months ended June 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has recognized the actual impact of the revaluation of deferred tax balances and the provisional impact related to the one-time Transition Tax. The Company included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions that have been made, additional regulatory guidance that may be issued, and actions that may be taken as a result of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
In addition, it is unclear how many U.S. states will incorporate the federal law changes, or portions thereof, into their tax codes and foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company's financial position and results of operations.
Finally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations whose annual gross receipts for the three-taxable-year period ending with the preceding taxable year are less than $500 million. BEAT does not apply to the Company for the year ending December 31, 2018. Also, the Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the six months ended June 30, 2018, the Company has included a provisional GILTI inclusion of $1.2 million for purposes of Accounting Standards Codification Topic 740. GAAP allows the Company to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company elected the period cost method.
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
There were no material changes to the Company's unrecognized tax benefits in the six months ended June 30, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit. During the first quarter of 2017, the Internal Revenue Service commenced an examination of the 2015 tax year. During the second quarter of 2018, the Company received a Letter 590 from the IRS indicating that they had completed the examination and found no income tax related adjustments.
Note 10—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $3.3 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $6.5 million and $6.3 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, expenses for cloud-based services related to data centers were $1.5 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had $2.9 million of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2018. However, based on management’s knowledge as of June 30, 2018, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited ("Guardian") issued proceedings (the "Complaint") against the Company in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that the Company underpaid Guardian for digital advertising inventory sold by Guardian through the Company's platform as a result of the fact that the Company charged fees to buyers of that inventory. Guardian claims the Company was precluded from charging buyer fees as a result of the contractual arrangements with Guardian and English agency law principles, as well as representations it allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs. The Company disputes Guardian’s claims and is defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, the Company does not believe an unfavorable outcome would have a material adverse effect upon its condensed consolidated financial position, results of operations, or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP net revenue, non-GAAP loss per share, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, and private marketplace opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of our acquisition of nToggle and its traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; consumer reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to grow and to manage any growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our reliance on large sources of advertising demand;

•	our ability to maintain and grow a supply of digital advertising inventory from sellers;

•	the effect on the advertising market and our business from difficult economic conditions;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•
our ability to use our solution for purchase and sale of higher value digital advertising inventory and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•
our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in digital advertising growth from desktop to mobile channels and from display to video formats;

•	the increased prevalence of header bidding and its effect on our competitive position;

•	our header bidding solution not resulting in revenue growth and causing infrastructure strain and added cost;

•	uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, video, guaranteed audience solutions, and traffic shaping;

•	declined fees and take rate and the need to grow through advertising spend increases rather than fee increases;

•	our ability to compensate for a reduced take rate by increasing the volume and/or value of transactions on our platform;

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

•	the effects of consolidation in the ad tech industry, such as AT&T's acquisition of AppNexus;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•
our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies; and

•
our ability to comply with, and the effect on our business of, the European General Data Protection Regulation (GDPR), the California Consumer Privacy Act, and other evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards.

We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. These forward-looking statements represent our estimates and assumptions only as of the date made. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Overview
We provide a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. Our platform features applications and services for digital advertising inventory sellers, including websites, mobile applications, other digital media properties, and their representatives to sell their digital advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, or DSPs, to buy digital advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the digital advertising inventory we manage on our platform. Our clients include many of the world’s leading publishers of websites and mobile applications and buyers of digital advertising inventory.
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methodologies, and allows advertising content to be presented to consumers through different channels. Our solution enables buyers and sellers to purchase and sell:

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
We generate revenue from transactions where we provide a platform for the purchase and sale of digital advertising inventory. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer. The volume of paid impressions measured as a percentage of ad requests is referred to as fill rate. The price that buyers pay for each thousand paid impressions purchased is measured in units referred to as CPM.
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
Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile advertising spend increased $57.8 million, or 38%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, while our desktop business declined 2% during the same period. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business and subject to many of the same market pressures as discussed below, and as a result has experienced low or negative growth in recent periods. While our mobile web business is trending more in line with desktop, our mobile application business, which is where we see the greatest potential for growth, has shown growth rates in excess of industry projections. Advertising spend from mobile applications is approaching half of our mobile business.
The growth of automated buying and selling of advertising is also expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We attribute advertising spend to the geographic location of the seller on whose inventory the advertising spend was directed. Our markets outside of the United States are more heavily built upon desktop display advertising than they are on mobile, and as such are subject to the same factors impacting our desktop business as described below. In addition, as programmatic advertising has grown in markets outside of the United States, we have seen more competitors enter those markets aggressively and gain market share. As a result of these factors, the portion of our advertising spend attributed to markets outside the United States declined to 36% during the six months ended June 30, 2018 from 39% during the first half of 2017. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Macro Trends Impacting Desktop
These market factors present long-term growth opportunities; however, in the near term the industry-wide shift from desktop to mobile advertising has had an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 6% compound annual growth rate over the 2017-2021 period. This results from the market shift to mobile channels noted above. These trends are having a significant effect on our overall growth rate, because desktop advertising continues to be a significant part of our core business, representing 53% of advertising spend in the first half of 2018. As noted above, our advertising spend in desktop decreased 2% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. In addition to the ongoing industry shift away from desktop to mobile, year-over-year growth in our desktop business is hampered further by the continued migration to header bidding, which to date has been focused primarily on desktop display advertising inventory. Header bidding has resulted in adverse revenue effects for us when comparing the six months ended June 30, 2018 to the same period in

2017 due to loss to competitors of some inventory that we would otherwise have been able to sell through our platform. While header bidding has increased competition for inventory, it also has made available to us significant amounts of inventory that previously we were unable to access, and while our traditional desktop display business has declined, our header bidding solution gained significant traction in 2017 and through the first half of 2018.
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
Because of these rapid developments in the industry, advertising spend from our traditional desktop display business has declined and no longer can be relied upon to be the primary growth driver of our business. Our strategic focus is on growth areas—including mobile, video, and PMPs—that are expected to represent a majority of our advertising spend in 2018. However, despite our solid progress in mobile, our traditional desktop display business is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop display business and its decreasing advertising spend trend will continue to have a significant adverse effect on our growth until our advertising spend mix has shifted more fully to growth areas.
Take Rate Decline
Ad tech exchange intermediaries like us have used different revenue models in OMP transactions, including charging fees only to sellers or arbitraging the purchase and sale of ad impressions. Our approach was historically to charge fees to both buyers and sellers in OMP transactions conducted on our exchange, consistent with the fact that we provide services to each. Traditionally, for OMP waterfall transactions, we ran a modified second price auction in which the clearing price was the greater of the second highest bid in the auction plus one cent or the applicable price floor. Our buyer fees were determined algorithmically and added to the clearing price to determine the price charged to the winning bidder. Our take rate was made up of the total fees we charge buyers and sellers. In the second quarter of 2017, our take rate was 21.0%.
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
Second, the mix of OMP transactions on our exchange had shifted from approximately three quarters conducted through the traditional ad server waterfall at the end of December 2016 to approximately half through the ad server waterfall as of September 30, 2017. In traditional OMP waterfall transactions, available impressions are passed to different demand sources in a sequence determined by the seller’s ad server, and when an impression is passed to a particular demand source, that demand source is generally able to auction the impression with little or no competition. As the percentage of OMP waterfall transactions has declined, the percentage of header bidding transactions has increased. Header bidding increases competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction that, if successful, replaces the ad server waterfall. Each demand source in a header bidding auction conducts its own auction for the impression and then passes its winning bid to a “downstream” meta-auction in which the seller evaluates bids from all its demand sources, and generally the highest bid wins. This competition pushes auction clearing prices much closer to the winning first-price bid than OMP waterfall transactions. In order to be more competitive and give our buyers a better chance of winning the header bidding impressions on which they bid, we began charging lower buyer fees for header bidding transactions so that we could pass higher priced bids into the downstream auction. Based upon experience with this approach and client feedback, in October 2017 we began offering a modified first price auction dynamic in our header bidding solution without buyer fees. Subsequently, in an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, effective as of January 22, 2018, we made first price our default auction dynamic for header bidding transactions. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. Because buyers needed time to adapt their systems and bidding strategies to first-price auction dynamics and maximize advertising campaign returns and performance, or may prefer not to develop their own first price pricing algorithms, we built and implemented an optional feature at no additional cost, which we call Estimated Market Rate ("EMR"). This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers bid on digital advertising inventory consistent with market values while preserving demand and budget for sellers on our platform. In addition to increasing the rate at which buyers win in our auctions, and the monetization that that winning provides to sellers, our first price auction dynamic and EMR solution have contributed to higher CPMs for our header bidding inventory.

Third, as the ad tech industry has matured and evolved, competition has increased and pricing has become more transparent. The primary buyers in our OMP transactions are DSPs buying on behalf of agency and brand clients that are demanding reduced costs and fee transparency throughout the value chain. DSPs and their clients are consequently demanding that exchanges disclose and limit or eliminate buyer fees, and DSPs and their clients may reduce or eliminate spending on exchanges that charge buyer fees. In addition, some sellers believe that buyer fees ultimately reduce seller revenue, and therefore are seeking to cap or eliminate buyer fees on sale of their inventory. In response to these market trends, and consistent with our strategy to be a high volume, low cost and transparent exchange, we stopped charging our additive buyer fees altogether effective November 1, 2017. We still charge some buyers an access fee to connect to our system when their spending is too small to support the maintenance of their accounts, but these access fees in the aggregate are insignificant. As such, our future revenue will consist almost entirely of a unitary marketplace fee. Most of our marketplace fees are negotiated with sellers as a percentage of the auction clearing price for sale of their inventory. In some cases, we reduce the buyer’s bid amount by the amount of our fee and pass the remainder as the bid to the seller. If the bid wins we retain the amount of the bid reduction as our fee. We do this at the discretion of sellers that allocate digital advertising inventory through a decisioning process that follows after our auction and incorporates other demand sources as well as our bids, and that prefer or require that we submit our bids to them net of our fees, so that our bid matches the amount we will owe them if we win. This is referred to as net bidding. Net bidding amounts can vary across transactions depending upon various factors including inventory and auction characteristics and seller policies.
These strategic price reductions contributed to the decrease in our take rate from 21.0% for the three months ended June 30, 2017 to 12.1% for the three months ended June 30, 2018.
Our strategic pricing reductions are intended to address the market's demand for lower costs and to attract more inventory and spending to our platform. Lower pricing has caused our revenue and margins to decline significantly during the first half of 2018 compared to the corresponding period in 2017. In order to adjust to our lower take rates and return to growth, we must increase advertising spend on our platform. Increases in PMP and header bidding transactions as a percentage of the activity on our exchange could yield higher advertising spend despite lower take rates due to higher CPMs typically associated with PMP transactions, and from modified first-price auctions in header bidding transactions. However, in an increasingly competitive market in which buyers and sellers have many choices, it is not clear whether pricing reductions will result in increases in spending on our platform, or whether any spending increases will compensate fully for the reduction in pricing. We have seen significant increases in the volume of ad requests we receive, but the rate at which we win header bidding auctions is much lower than the rate at which we win waterfall transactions. As our business continues to shift away from waterfall transactions to header bidding—header bidding now represents more than 77% of our revenue—we need to participate in more header bidding auctions and increase the fill rate in header bidding auctions to compensate for the decline in the number of waterfall transactions. Driving revenue growth in this situation is difficult to accomplish in a competitive market and requires accessing significantly greater inventory levels from our sellers and in turn processing more auctions. This growth in business volume requires adequate processing capacity as well as ongoing innovation to address evolving client needs, capture business, and improve our fill rate.
Prior to the elimination of buyer fees, such fees represented approximately half of our revenue for the first ten months of
2017, and we do not expect to be able to grow advertising spending or reduce costs quickly enough in the near term to make up for the elimination of these fees. This will result in significant cash consumption to support operations during 2018. Unless and until we are able to compensate for elimination of our buyer fees by increasing advertising spend on our platform, through higher transaction volumes or higher transaction values or both, or by increasing seller fees, we will not be able to grow our business and our cash resources will diminish until such time growth offsets our reduced level of operating expenses.
Therefore, while we work to increase the volume of transactions on our exchange and compete more effectively, we must operate more efficiently to relieve the pressure on our margins and cash resources that has resulted from our price reductions and to compensate for the ongoing investments in technology and data processing capabilities required to support the increased volume of transactions that our growth plans require. Consequently, we are continuously evaluating our costs and pursuing additional cost-control and efficiency opportunities, including increased automation, across all aspects of the Company. As part of these efforts, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects.
Uncertainty Resulting from GDPR
The GDPR adds significant new regulatory requirements that are applicable to us as well as our clients and competitors. Some critical elements of the GDPR are still unclear, and there has not yet been time for consistent regulatory guidance to be developed, or for established industry compliance practices to emerge. In particular, uncertainty about the requirements regarding end-user consent, and diverging interpretations among sellers and buyers as to the adequacy of any consent that is obtained, could result in the removal of personal data from bid requests, which will lower the value of the impressions, resulting in reduced revenue and advertising spend for us. Until prevailing industry standards emerge, our revenue from European sellers could fluctuate from quarter to quarter.
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
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail within Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
General and Administrative. Our general and administrative expenses consist primarily of personnel costs, including stock-based compensation and bonuses, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation and amortization, and other corporate-related expenses. General and administrative expenses also include amortization of internal use software development costs and acquired intangible assets from our business acquisitions over their estimated useful lives that relate to general and administrative functions and changes in fair value associated with the liability-classified contingent consideration related to acquisitions.
Restructuring and Other Exit Costs. Our restructuring and other exit costs consist primarily of employee termination costs, including stock-based compensation charges, and facility closure costs.

Other (Income), Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility and was insignificant for the six months ended June 30, 2018 and 2017.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including the following: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures; immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earning which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. We recorded a provisional Transition Tax of $0.6 million, which reduced our U.S. net deferred tax assets for the year ended December 31, 2017. For the six months ended June 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recognized the actual impact of the revaluation of deferred tax balances and the provisional impact related to the one-time Transition Tax. We included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions that have been made, additional regulatory guidance that may be issued, and actions that may be taken as a result of the Tax Act. We expect to complete our analysis within the measurement period in accordance with SAB 118.
In addition, it is unclear how many U.S. states will incorporate the federal law changes, or portions thereof, into their tax codes and foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
Finally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations whose annual gross receipts for the three-taxable-year period ending with the preceding taxable year are less than $500 million. BEAT does not apply to the Company for the year ending December 31, 2018. Also, the Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the six months ended June 30, 2018, we have included a provisional GILTI inclusion of $1.2 million for purposes of Accounting Standards Codification Topic 740. GAAP allows us to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). We elected the period cost method.
Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %	Six Months Ended		Favorable/(Unfavorable) %
	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
	(in thousands)			(in thousands)
Revenue	$28,648	$42,922	(33)%	$53,524	$88,937	(40)%
Expenses (1)(2):
Cost of revenue	15,044	13,698	(10)%	29,827	28,386	(5)%
Sales and marketing	11,135	12,529	11%	23,392	27,157	14%
Technology and development	9,245	12,044	23%	19,739	24,797	20%
General and administrative	11,441	14,355	20%	23,985	29,435	19%
Restructuring and other exit costs	974	1,621	40%	3,440	5,959	42%
Total expenses	47,839	54,247	12%	100,383	115,734	13%
Loss from operations	(19,191)	(11,325)	(69)%	(46,859)	(26,797)	(75)%
Other (income) expense, net	(1,281)	84	NM	(1,208)	77	NM
Loss before income taxes	(17,910)	(11,409)	(57)%	(45,651)	(26,874)	(70)%
Provision for income taxes	74	146	49%	149	521	71%
Net loss	$(17,984)	$(11,555)	(56)%	$(45,800)	$(27,395)	(67)%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Cost of revenue	$77	$96	$184	$180
Sales and marketing	1,158	974	2,343	2,409
Technology and development	623	981	1,472	2,056
General and administrative	2,402	2,628	4,759	5,337
Restructuring and other exit costs	352	624	398	1,560
Total stock-based compensation expense	$4,612	$5,303	$9,156	$11,542

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Cost of revenue	$8,353	$8,045	$16,514	$16,424
Sales and marketing	151	286	314	753
Technology and development	227	331	468	997
General and administrative	147	193	292	802
Total depreciation and amortization expense	$8,878	$8,855	$17,588	$18,976

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	53	32	56	32
Sales and marketing	39	29	44	30
Technology and development	32	28	37	28
General and administrative	40	34	45	33
Restructuring and other exit costs	3	4	6	7
Total expenses	167	127	188	130
Loss from operations	(67)	(27)	(88)	(30)
Other (income) expense, net	(4)	—	(2)	—
Loss before income taxes	(63)	(27)	(86)	(30)
Provision for income taxes	—	—	—	1
Net loss	(63)%	(27)%	(86)%	(31)%
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue
Revenue decreased $14.3 million, or 33%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to the elimination of our buyer fees beginning in November 2017, market and competitive pressures, deceleration in traditional desktop display spending, and header bidding dynamics as described above in "Industry Trends and Trends in Our Business".
For the six months ended June 30, 2018, revenue decreased $35.4 million, or 40%, compared to the prior year period, primarily for the same reasons described above for the three month period. The decrease for the six month period was also impacted by the cessation of our intent marketing solution in March 2017.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services (which drive take rate), and other factors such as changes in the market, our execution of the business, and competition. In addition to the elimination of buyer transaction fees resulting in lower take rate, an increase in PMP transactions as a percentage of the transactions on our platform could contribute to lower take rates because PMP transactions can carry lower fees than OMP transactions. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. Consequently, while we anticipate long-term benefits from these initiatives, unless and until we are able to compensate for the reduction in our fees by continuing to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, or by increasing seller fees, our revenue will continue to decline, we will not be able to grow our business, and our cash resources will diminish until such time growth offsets our reduced level of operating expenses.
Cost of Revenue
Cost of revenue increased by $1.3 million, or 10%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase of $1.1 million in data center and bandwidth expenses to support the increase in our transaction volume.
For the six months ended June 30, 2018, cost of revenue increased $1.4 million, or 5%, compared to the prior year period. The increase was primarily due an increase of $2.3 million in data center and bandwidth expenses to support the increase in our transaction volume, which was partially offset by a $0.8 million reduction in media costs related to the cessation of our intent marketing solution during the first quarter of 2017.
We expect cost of revenue to be higher in absolute dollars in 2018 compared to 2017 as a result of increased spending on data centers, serving costs, and technology to process the greater volumes of data and transactions we will need to grow revenue. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.

Sales and Marketing
Sales and marketing expenses decreased $1.4 million or 11% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a decrease of $0.6 million in sales and marketing personnel costs as a result of our 2018 cost control initiatives. Sales and marketing depreciation and amortization costs also decreased compared to the prior year period.
For the six months ended June 30, 2018, sales and marketing expenses decreased $3.8 million, or 14%, compared to the prior year period. The decrease is attributable to our 2017 and 2018 cost reduction measures, including the realignment of our management team, primarily consisting of a $2.1 million decrease in personnel costs as well as decreases across other expenses necessary to support our reduced headcount.
We expect sales and marketing expenses to continue to decline in 2018 compared to 2017 as a result of headcount reductions and other cost control measures we implemented in the first quarter of 2018, as described below. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased by $2.8 million, or 23%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a decrease of $2.5 million in personnel costs as a result of our 2018 cost control initiatives.
For the six months ended June 30, 2018, technology and development expenses decreased by $5.1 million, or 20%, compared to the prior year period. Technology and development personnel costs decreased $3.7 million for the six months ended June 30, 2018 compared to the prior year period, primarily as a result of our 2017 and 2018 cost control initiatives. In addition, facilities related expenses and depreciation and amortization expenses decreased compared to the prior year period primarily due to the cessation of our intent marketing services offering and closure of our Toronto office in the first quarter of 2017.
We expect technology and development expense to continue to decline in 2018 compared to 2017 as a result of headcount reductions we implemented in the first quarter 2018, as described below, and we expect additional savings in 2018 as we improve our efficiencies in technology development while continuing to invest in our engineering and technology teams. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
General and Administrative
General and administrative expenses decreased by $2.9 million, or 20%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease is primarily due to a decrease of $1.8 million in personnel costs as a result of our 2018 cost control initiatives. In addition, professional services expenses decreased by $0.4 million.
For the six months ended June 30, 2018, general and administrative expenses decreased by $5.5 million, or 19%, compared to the prior year period. Personnel related expenses decreased $2.2 million primarily as a result of our 2017 and 2018 cost control initiatives. Professional service expenses also decreased $1.9 million, including reductions in legal fees and consultant services. General and administrative depreciation and amortization costs also decreased $0.5 million due to accelerated amortization of certain capitalized software assets in 2017.
We expect quarterly general and administrative expense to continue to decline in 2018 compared to 2017 as a result of headcount reductions and other cost control measures we implemented in the first quarter 2018, as described below. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
We incurred restructuring and other exit costs of $1.0 million and $3.4 million for severance and other one-time employee termination benefits during the three and six months ended June 30, 2018, respectively, related to headcount reductions that were made in the first quarter of 2018, as described below. For the three and six months ended June 30, 2017, we incurred $1.6 million and $6.0 million, respectively, primarily in severance and one-time employee termination benefits and facility closure costs, as a result of the management restructuring and the costs associated with the shut-down of our intent marketing services (see Note 8).

As part of our on-going evaluation of efficiency and implementation of cost-control measures, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We estimate the 2018 restructuring activities will result in annualized cash basis cost savings of approximately $24.0 million, which we began to realize in the second quarter of 2018.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Interest income, net	$(274)	$(228)	$(545)	$(395)
Other income	(210)	(167)	(420)	(379)
Foreign exchange (gain) loss, net	(797)	479	(243)	851
Total other (income) expense, net	$(1,281)	$84	$(1,208)	$77
Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and the Euro relative to the U.S. Dollar, and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three and six months ended June 30, 2018 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Euro and the British Pound for foreign currency denominated transactions.
Provision for Income Taxes
We recorded income tax expenses of $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. The tax provision for the three and six months ended June 30, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with foreign subsidiaries.
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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$28,648	$42,922	$53,524	$88,937
Advertising spend	$237,658	$204,391	$448,685	$395,931
Non-GAAP net revenue	$28,648	$42,922	$53,524	$88,304
Net loss	$(17,984)	$(11,555)	$(45,800)	$(27,395)
Adjusted EBITDA	$(5,491)	$3,000	$(19,695)	$4,100
Operational Measure:
Take Rate %	12.1%	21.0%	11.9%	22.3%
Advertising Spend
We define advertising spend as the total volume of spending between buyers and sellers transacted on our platform. Advertising spend does not represent revenue reported on a GAAP basis. Tracking our advertising spend facilitates comparison of our results to the results of companies in our industry that report GAAP revenue on a gross basis. We also use advertising spend for internal management purposes to assess market share of total advertising spending.
Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, our ability to fill ad requests, the nature and amount of fees we charge, and other factors such as changes in the market, our execution of the business, and competition.
Advertising spend may fluctuate due to seasonality. In the past, we have experienced higher advertising spend during the fourth quarter of a given year because many buyers devote a disproportionate amount of their advertising budgets to this period of the year to coincide with increased holiday purchasing. Buyers' focus on the fourth quarter generates more bidding activity on our platform, which may drive higher volumes of paid impressions, average CPM, or both. Our advertising spend grew 16% and 13% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in advertising spend was driven by higher ad request volumes and an increase in the CPMs generated from our auctions. The increase in CPMs was driven by increased bidding activity on our platform, the value of the inventory that we made available to buyers, including PMP, mobile and video inventory that typically carries higher pricing, and auction dynamics, including the implementation of first price auctions and EMR for our header bidding inventory.
The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Revenue	$28,648	$42,922	$53,524	$88,937
Plus amounts paid to sellers(1)	209,010	161,469	395,161	306,994
Advertising spend	$237,658	$204,391	$448,685	$395,931

(1) Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following tables present revenue and advertising spend in dollar terms by channel and as a percentage of total revenue or advertising spend for the three and six months ended June 30, 2018 and 2017.

	Revenue				Advertising Spend
	Three Months Ended				Three Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	(in thousands, except percentages)
Channel:
Desktop	$13,663	48%	$23,746	55%	$117,029	49%	$118,517	58%
Mobile	14,985	52	19,176	45	120,629	51	85,874	42
Total	$28,648	100%	$42,922	100%	$237,658	100%	$204,391	100%

	Revenue				Advertising Spend
	Six Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	(in thousands, except percentages)
Channel:
Desktop	$27,972	52%	$52,075	59%	$237,087	53%	$242,156	61%
Mobile	25,552	48	36,862	41	211,598	47	153,775	39
Total	$53,524	100%	$88,937	100%	$448,685	100%	$395,931	100%
Non-GAAP Net Revenue
We define non-GAAP net revenue as GAAP revenue less amounts we pay sellers, where the amounts paid are included within cost of revenue for the portion of our revenue reported on a gross basis. The portion of our revenue reported on a gross basis was attributable to intent marketing services, which no longer generated revenue after the first quarter of 2017. Historically, non-GAAP net revenue was a useful measure in assessing the performance of our business in periods for which our revenue included revenue reported on a gross basis, because it showed the operating results of our business on a consistent basis without the effect of differing revenue reporting (gross vs. net) that we applied under GAAP across different types of transactions, and facilitated comparison of our results to the results of companies that report all of their revenue on a net basis. Revenue from intent marketing services in the first quarter of 2017 created the difference between our non-GAAP net revenue and our GAAP revenue for that period. We ceased offering our intent marketing solution in the first quarter of 2017, so for subsequent periods non-GAAP net revenue is the same as GAAP revenue, as there is no longer a reconciling item between GAAP and non-GAAP net revenue. Non-GAAP net revenue is presented for comparative purposes as the first quarter of 2017 still included the intent marketing solution reconciling item.
A potential limitation of non-GAAP net revenue is that other companies may define non-GAAP net revenue differently, which may make comparisons difficult.
Non-GAAP net revenue is influenced by the volume and characteristics of advertising spend and our take rate. The revenue we have reported on a gross basis was associated with our intent marketing business. Because we exited that business in the first quarter of 2017, we do not expect to report any revenue on a gross basis after the first quarter of 2017 unless and until we change our business practices, develop new products, or make an acquisition, in each case with characteristics that require gross reporting.
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Revenue	$28,648	$42,922	$53,524	$88,937
Less amounts paid to sellers(1)	—	—	—	633
Non-GAAP net revenue	$28,648	$42,922	$53,524	$88,304

(1)	Represents amounts paid to sellers included within cost of revenue.
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Net loss	$(17,984)	$(11,555)	$(45,800)	$(27,395)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	8,082	8,076	15,996	16,612
Amortization of acquired intangibles	796	779	1,592	2,364
Stock-based compensation expense	4,612	5,303	9,156	11,542
Interest income, net	(274)	(228)	(545)	(395)
Foreign exchange (gain) loss, net	(797)	479	(243)	851
Provision for income taxes	74	146	149	521
Adjusted EBITDA	$(5,491)	$3,000	$(19,695)	$4,100
The decline in adjusted EBITDA for the three and six months ended June 30, 2018 and our expectations for future adjusted EBITDA have been driven by the same factors that drove the changes in our GAAP metrics noted above.
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
The significant declines in our take rates for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 resulted primarily from the reduction and elimination of buyer fees as discussed above in "Industry Trends and Trends in Our Business—Take Rate Decline". Subsequent to the elimination of buyer fees, take rates have stabilized and increased slightly. Our take rate was 11.8% in the first quarter of 2018, and 12.1% in the second quarter of 2018.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our $40.0 million credit facility with Silicon Valley Bank ("SVB"). At June 30, 2018, we had cash and cash equivalents of $72.2 million, of which $14.7 million was held in foreign currency cash accounts, and marketable securities of $32.1 million. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
At June 30, 2018, we had no amounts outstanding under our credit facility with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. Our facility matures in September 2018.
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
In addition, in the event that the amount available to be drawn is less than 20% of the maximum amount of the credit facility, or if an event of default exists, we are required to satisfy a minimum fixed charge coverage ratio test of 1.10 to 1.00. As of June 30, 2018, our fixed charge coverage ratio was incalculable as there were no fixed charges as defined in the credit agreement.
The credit facility also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the credit facility). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor. We were in compliance with the covenants under the credit facility at June 30, 2018.
We believe our existing cash and cash equivalents and investment balances will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, we have been negatively impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, we made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated buyer fees altogether. As a result, our take rate decreased from 21.0% in the second quarter of 2017 to 12.1% for the second quarter of 2018. In an effort to bring our costs into better alignment with reduced revenue, we have undertaken restructuring activities to reduce headcount and related operating costs, and have also reduced our capital expenditures, which may make execution against our strategic business plans more difficult. Unless and until the we are able to compensate for the buyer fee reductions and reduced gross margins by continuing to increase advertising spending on our platform, increase seller fees, or sufficiently reducing costs, we may not be able to grow our business and may continue to operate at a loss, depleting our cash resources and liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q.
Our ability to renew our existing credit facility or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. There can be no guarantee that additional financing will be available on commercially reasonable terms, if at all. In addition, even if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Cash flows provided by (used in) operating activities	$(21,090)	$12,805
Cash flows provided by investing activities	17,212	4,095
Cash flows used in financing activities	(470)	(1,220)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(47)	140
Change in cash, cash equivalents and restricted cash	$(4,395)	$15,820
Operating Activities
Our cash flows from operating activities are primarily driven by revenues generated from advertising activity, offset by the cash costs of operations, and significantly influenced by increases or decreases in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Increases in revenue earned directly from advertisers and agencies may cause the amount of receipts from buyers collected in advance of payments to sellers to decrease, because advertisers and agencies may pay slowly. Recently, some buyers have begun demanding longer terms to pay us later and some sellers have begun demanding shorter terms to collect from us earlier. We may not have the leverage to resist these demands given the competitive nature of our business. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses.
For the six months ended June 30, 2018, net cash used in operating activities was $21.1 million compared to net cash provided by operating activities of $12.8 million for the six months ended June 30, 2017. Our operating activities included our net losses of $45.8 million and $27.4 million for the six months ended June 30, 2018 and 2017, respectively, which were offset by non-cash adjustments of $26.0 million and $32.7 million, respectively. In the first half of 2018, net changes in our working capital increased cash used in operating activities by $1.3 million. Net cash provided by operating activities for the first half of 2017 was also increased by net changes in our working capital of $7.5 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the development cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. As a result of these efforts, we anticipate investment in property and equipment related to that inventory volume to decline compared to 2017. We anticipate investment in internal use software development to remain relatively consistent with past years' investment levels as we continue to innovate new solutions on our platform. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the six months ended June 30, 2018 and 2017, our investing activities provided net cash of $17.2 million and $4.1 million, respectively. For the six months ended June 30, 2018 and 2017, we had net maturities of investments in available-for-sale securities of $17.2 million and $13.3 million, respectively. The six months ended June 30, 2018 also included cash inflows of $6.1 million from sales of our available-for-sale securities. These cash inflows were offset by purchases of property and equipment of $1.2 million and $4.8 million during the six months ended June 30, 2018 and 2017, respectively, and investments in our internally developed software of $4.8 million and $4.3 million, respectively.

Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the six months ended June 30, 2018 and 2017, we used net cash of $0.5 million and $1.2 million, respectively, for financing activities. Cash outflows from financing activities for the six months ended June 30, 2018 and 2017 included payments of $0.7 million and $2.0 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. Offsetting these outflows were cash inflows of $0.1 million and $0.4 million from the issuance of common stock under the employee stock purchase plan for the six months ended June 30, 2018 and 2017, respectively.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2018 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. At June 30, 2018, expected future commitments relating to operating leases were $15.3 million. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.4 million for the six months ended June 30, 2018.
There were no significant changes to our unrecognized tax benefits in the six months ended June 30, 2018 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2018.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2018.
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
Revenue Recognition
We generate revenue from transactions where we provide a platform for the purchase and sale of digital advertising inventory. Our advertising automation solution is a marketplace that includes sellers of inventory (providers of websites, mobile applications and other digital media properties, and their representatives) and buyers of inventory (including advertisers, agencies, agency trading desks, and demand-side platforms). This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for our automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the digital advertising inventory managed on our platform. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee or “take rate” that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement we have with the seller and the clearing price of the winning bid. We recognize revenue upon fulfillment of our performance obligation to a customer, which occurs at the point in time an ad renders and is counted as a paid impression, subject to a contract existing with the customer and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time; we have no arrangements with multiple performance obligations. We consider the following when determining if a contract exists (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable.
We have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we are not the primary obligor and do not set prices agreed upon within the auction marketplace, and therefore we report revenue on a net basis. In periods prior to the second quarter of 2017, we reported revenue on a gross basis for revenue associated with our intent marketing solution, as we determined that we acted as the principal in the purchase and sale of digital advertising inventory. We ceased offering our intent marketing solution after the first quarter of 2017, after which time, all of our revenues have been recorded on a net basis.

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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash, money market funds, commercial paper and treasury and debt securities with original maturities of three months or less. Our investments consist of U.S. government and agency bonds and corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at June 30, 2018. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds and Euros. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2018, including intercompany balances, would result in a foreign currency loss of approximately $2.3 million. In the event our non-U.S. Dollar-denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, but we may do so in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2018. However, based on our knowledge as of June 30, 2018, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited (Guardian) issued proceedings (the Complaint) against us in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleges that we underpaid Guardian for inventory sold by Guardian through our platform as a result of the fact that we charged fees to buyers of that inventory. Guardian claims we were precluded from charging buyer fees as a result of our contractual arrangements with Guardian and English agency law principles, as well as representations we allegedly made to Guardian. The Complaint claims damages including loss of revenue, interest, and costs. We dispute Guardian’s claims and are defending them vigorously, but the Complaint involves disputed facts and complex legal questions, and its outcome is therefore uncertain. Even if Guardian were to prevail in this action, we do not believe our payment of the damages we think could be recoverable by Guardian would have a material adverse effect upon our condensed consolidated financial position, results of operations, or cash flows. However, pending or in response to the outcome of this action, if we face similar claims from other clients or as a preventative measure, we might decide to make changes to our business practices that could have such material adverse effects.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. Except as described below, there are no material changes to the Risk Factors of which we are currently aware. However, our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
The California Consumer Privacy Act of 2018 could create additional costs, subject us to enforcement actions, or cause us to change our technology solution or business model, any of which may have an adverse effect on the demand for our solution.
On June 28, 2018, California passed a privacy law in the California Consumer Privacy Act of 2018 (“CCPA”), which grants California residents certain rights with respect to their personal information. The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. The CCPA expands the definition of personal information, which captures the types of data that we collect, such as device identifiers and IP addresses. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States, similar to those provided under the European General Data Protection Regulation. The law may also impose burdensome storage and compliance obligations on publishers and ad tech companies. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law is expected to take effect in 2020. The CCPA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities, and which may conflict with each other. If we are unable to comply with the CCPA or other related legislation in the future, we may be subject to regulatory or private investigations, and if we are unable to use information for targeted advertising as we have in the past, our business could be materially affected.
Legal and compliance uncertainties resulting from effectiveness of the European General Data Protection Regulation on May 25, 2018 may result in substantial risk to our ad spend and revenue.
The General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, adds significant new regulatory requirements that are applicable to us as well as our clients and competitors. As is frequently the case with transformative new laws, some critical elements of the GDPR are still unclear, and consistent regulatory guidance has yet to be developed, or for established industry compliance practices to emerge. Compliance stakes are high because penalties for violation of the law can reach up to the greater of 20 million Euros or 4% of total worldwide annual turnover (revenue). Further, compliance is complicated by the potential for differing interpretation and enforcement of the GDPR by regulators in each of the EEA’s (European Economic Area) member states. The reach of the GDPR extends well beyond ad tech, but some observers believe that ad tech may become a special focus of enforcement due to the concerns many European privacy regulators have expressed about digital behavioral advertising. If we are subjected to regulatory investigations or private claims, we could face significant fines and losses, and our financial position could be materially affected.
Behavioral advertising requires end-user information.
The more informed advertising is about its audience, the more valuable it is. Skywriting and highway billboards are examples of generalized advertising, casting a broad net across an undifferentiated audience in hopes of capturing a few of the viewers the advertiser hopes to reach. “Contextual” advertising attempts to reach audiences based upon inferences about their interests drawn by, for example, what websites they visit or apps they use. Programmatic advertising, facilitated by the ad tech ecosystem, enables more precise audience targeting, known as “behavioral” advertising. Publishers package information about their end users (e.g., geolocation data, browsing history) when requesting ads for the sites and apps visited by those end users, and buyers of that inventory use the end-user data provided by the publishers, together with any additional information they may have about the end users, to target their advertisements with greater precision than is possible without reliance upon end users’ attributes. This behavioral advertising is more effective and valuable for buyers than general or contextual advertising, resulting in more revenue for publishers. A key feature of the GDPR is that it treats much of the end-user information that is critical to programmatic digital advertising as “personal data” and therefore subject to significant conditions and restrictions on its collection and use. Without this end-user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less ad spend and revenue for us and other industry participants.
The GDPR imposes new requirements for end user consent and legal basis for data processing that are not yet well understood.
End-user consent to data collection through device access has been required for some time under the European Union Privacy and Electronic Communications Directive (Directive 2002/58/EC), commonly referred to as the “ePrivacy Directive,” but the GDPR has added complexity and risk. End-user consent is difficult for ad tech intermediaries like us to obtain because we do not have direct relationships with such end users, so we have historically relied upon publishers to obtain consent for our technology under the ePrivacy Directive, and we must continue to rely upon publishers to obtain consent under the GDPR. However, while simple click-through cookie banners on EU-based digital media properties have been the norm for ePrivacy Directive compliance, it may become more challenging to obtain valid consent from European end users because the GDPR may be interpreted to impose additional requirements applicable to end-user consents generally. Unfortunately, it is not yet clear what may be needed to satisfy the requirements regarding consent. Without clarity on this point, different participants in the ad tech ecosystem may take different approaches to end-user consent, disrupting the coordination among buyers, sellers, and intermediaries required to process transactions efficiently.
The GDPR sets forth six alternative legal bases for processing personal data, but only two are relevant to ad tech: consent by the data subject and “legitimate interests,” which means that “processing is necessary for the purposes of the legitimate interests pursued by the controller or by a third party, except where such interests are overridden by the interests or fundamental rights and freedoms of the data subject.” We generally rely upon legitimate interests because we lack the direct relationships to users that would be required to satisfy the requirements the GDPR imposes to satisfy the consent requirements for processing of personal data. Some EU regulators or courts may conclude that the processing of personal data for the purposes of behavioral advertising does not satisfy the legitimate interests of the controller, or that such interests do not outweigh the privacy rights of end users, even with respect to ad tech parties that only collect device-identifiable information. Unavailability of this basis for processing end users’ personal data would require us to obtain end-user consent for processing under the GDPR, which may not be possible for us, or other ad tech intermediaries, without changes to the ad tech business that would be difficult, time-consuming, expensive, and perhaps unattainable.
Google currently relies on end-user consent as its basis for processing personal data, and has required its publishers and ad tech partners to obtain such end-user consent on behalf of Google. We are reliant upon third parties to obtain consent for Google in accordance with their policies. Consent is relatively easier for Google to obtain because of its direct relationships with end users and importance to publishers, but its practices may not translate well across the industry. If publishers are unable to obtain this consent our revenue and advertising spend could decline.
Legal uncertainty and industry unpreparedness may mean substantial disruption and inefficiency, demand constraints, and reduced inventory supply and value.
In this context, various things can disrupt standard transaction patterns, resulting in reduced inventory availability or ad spend and consequently less revenue for us and other ad tech providers.
Some publishers may be unprepared to comply with evolving regulatory guidance under the GDPR, and therefore may remove personal data from their inventory before passing it into the bid stream, at least temporarily. This will lower their inventory on the value scale from behavioral to contextual advertising, resulting in loss of ad spend and revenue for us.
The GDPR gives end users expanded legal rights, and the onset of the GDPR has been accompanied by substantial publicity and may continue to spawn various end-user advocacy groups and businesses focused upon helping users understand and exercise those rights. Furthermore, whereas in the past, end-user consent under the EU ePrivacy Directive was generally obtainable through a simple click-through banner, acceptable methods of obtaining end-user consent under the GDPR may be substantially less user-friendly, and if the consent mechanism is too cumbersome, end users are more likely to decline. These factors may result in lower levels of users' consent for accessing of their devices and processing of their personal data. Without that consent, our publishers may not attempt to monetize inventory associated with such end users at all, or pass that inventory to us without personal data, again lowering that inventory on the value scale from behavioral to contextual advertising.
Even well-prepared publishers and buyers will be confronted with difficult choices and administrative and technical hurdles to implement their GDPR compliance programs and integrate with multiple other parties in the ecosystem. IAB Europe has provided a user transparency and consent tool that can be adapted by “consent management providers” (CMPs) and implemented by publishers. There is limited guidance regarding proper implementation of the tool and some publishers and ad tech providers may not be using the tool or interpreting consent signals correctly. The IAB Europe tool continues to evolve, so some inefficiency can be expected. It is not clear whether Google will participate in the IAB Europe tool or if they will rely on a proprietary consent tool. If Google chooses not to participate in the IAB Europe tool, broad adoption of the IAB Europe tool by publishers may be limited. To the extent another tool emerges and publishers need to utilize multiple consent tools, this may be cumbersome and deleterious to end-user experience and consent levels. It is also not yet clear whether any consent tool will survive scrutiny and be accepted by regulators as appropriate consent mechanisms. Further, compliance program design and implementation will be an ongoing process as understanding of the new law increases and industry compliance standards evolve. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon our organization as we seek to assist clients and adapt our own technology and processes as necessary to comply with the law and adapt to industry practice.
Buyers of digital advertising inventory need to access end users’ devices to serve advertisements and collect information, such as end-user interaction with ad content and frequency tracking. Buyers need end-user consent for this access. Large integrated purchasers of ad inventory like Google can obtain consent for the device access they need directly from their end users. Other buyers must rely upon the publishers supplying inventory to secure that consent. Some buyers may continue to rely upon publishers to obtain this consent without independent verification, consistent with historical practice under the ePrivacy Directive, but other buyers may not be willing to accept or bid on inventory that is not accompanied by consent signals documenting specific user consent. Because these signals must be deciphered by multiple parties in the ad tech ecosystem, most publishers will rely upon either an industry supported consent tool (e.g., the IAB Europe tool) or a tool created by a large company with direct relationship with end users (e.g., Google). As noted above, consent tool adoption remains in the early stages and it is unclear whether the market will settle on one standard. Some buyers may decline to bid on impressions from the EEA due to ambiguity about their rights, or may only bid on impressions that are stripped of personal data and converted to contextual advertising. This will have the effect of reducing demand for and value of EEA impressions on our platform.
The uncertain regulatory environment caused by the GDPR may benefit large, integrated competitors like Google and Facebook, which have greater compliance resources and can take advantage of their direct relationships with end users to secure consents from end users that we and other intermediaries without direct user relationships are less able to obtain under current industry conditions.
Near-term declines in EU-based ad spend and revenue remain possible, and long-term adverse effects are possible.
It is possible that the value of digital advertising in the EU, and consequently our ad spend and revenue, may be permanently impaired if EU courts and regulators interpret or enforce the GDPR in ways that have the effect of limiting behavioral advertising or that prohibit critical ad tech industry practices.

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
Common stock repurchases during the quarter ended June 30, 2018 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 – April 30, 2018	1	$1.92	—	$—
May 1 – May 31, 2018	234	$2.14	—	$—
June 1 – June 30, 2018	47	$2.85	—	$—

Item 6. Exhibits

Number	Description

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
Date August 1, 2018