Form 10-Q
period 2018-09-30
RUBICON PROJECT, INC.
filed 2018-11-08
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
(310) 207-0272
 __________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2018
Common Stock, $0.00001 par value	50,751,765

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$82,354	$76,642
Marketable securities	14,486	52,504
Accounts receivable, net	155,328	165,890
Prepaid expenses and other current assets	8,781	9,620
TOTAL CURRENT ASSETS	260,949	304,656
Property and equipment, net	33,884	47,393
Internal use software development costs, net	14,432	12,734
Other assets, non-current	879	5,493
Intangible assets, net	10,971	13,359
TOTAL ASSETS	$321,115	$383,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$199,385	$214,103
Other current liabilities	2,806	3,141
TOTAL CURRENT LIABILITIES	202,191	217,244
Other liabilities, non-current	1,172	1,780
TOTAL LIABILITIES	203,363	219,024
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2018 and December 31, 2017; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2018 and December 31, 2017; 50,751 and 50,239 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	431,294	418,354
Accumulated other comprehensive income (loss)	(167)	41
Accumulated deficit	(313,376)	(253,784)
TOTAL STOCKHOLDERS' EQUITY	117,752	164,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,115	$383,635

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$29,729	$35,211	$83,253	$124,148
Expenses:
Cost of revenue	14,687	12,985	44,514	41,371
Sales and marketing	10,654	12,503	34,046	39,660
Technology and development	9,299	11,580	29,038	36,377
General and administrative	9,355	13,644	33,340	43,079
Restructuring and other exit costs	—	—	3,440	5,959
Impairment of goodwill	—	90,251	—	90,251
Total expenses	43,995	140,963	144,378	256,697
Loss from operations	(14,266)	(105,752)	(61,125)	(132,549)
Other (income) expense:
Interest income, net	(232)	(269)	(777)	(664)
Other income	(206)	(123)	(626)	(502)
Foreign exchange (gain) loss, net	(120)	242	(363)	1,093
Total other income, net	(558)	(150)	(1,766)	(73)
Loss before income taxes	(13,708)	(105,602)	(59,359)	(132,476)
Provision (benefit) for income taxes	84	(2,031)	233	(1,510)
Net loss	$(13,792)	$(103,571)	$(59,592)	$(130,966)
Net loss per share:
Basic and Diluted	$(0.27)	$(2.11)	$(1.19)	$(2.69)
Weighted average shares used to compute net loss per share:
Basic and Diluted	50,513	49,055	50,095	48,726

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(13,792)	$(103,571)	$(59,592)	$(130,966)
Other comprehensive income (loss):
Unrealized gain on investments	9	3	15	3
Foreign currency translation adjustments	(99)	87	(223)	357
Other comprehensive income (loss)	(90)	90	(208)	360
Comprehensive loss	$(13,882)	$(103,481)	$(59,800)	$(130,606)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	50	—	45	—	—	45
Restricted stock awards, net	(156)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	89	—	143	—	—	143
Issuance of common stock related to RSU vesting	830	1	—	—	—	1
Shares withheld related to net share settlement	(301)	—	(658)	—	—	(658)
Stock-based compensation	—	—	13,410	—	—	13,410
Other comprehensive loss	—	—	—	(208)	—	(208)
Net loss	—	—	—	—	(59,592)	(59,592)
September 30, 2018	50,751	$1	$431,294	$(167)	$(313,376)	$117,752

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net loss	$(59,592)	$(130,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,355	27,154
Stock-based compensation	13,016	16,188
Impairment of goodwill	—	90,251
Loss on disposal of property and equipment	149	269
Provision for doubtful accounts	217	482
Accretion of available for sale securities	(374)	(163)
Unrealized foreign currency (gains) losses, net	(206)	372
Deferred income taxes	—	(1,453)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	10,318	58,876
Prepaid expenses and other assets	2,919	(1,315)
Accounts payable and accrued expenses	(14,415)	(49,972)
Other liabilities	(939)	(510)
Net cash provided by (used in) operating activities	(22,552)	9,213
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,474)	(14,554)
Capitalized internal use software development costs	(6,569)	(6,127)
Acquisitions, net of cash acquired	—	(38,610)
Investments in available-for-sale securities	(23,991)	(66,419)
Maturities of available-for-sale securities	55,650	67,650
Sales of available-for-sale securities	9,228	—
Net cash provided by (used in) investing activities	28,844	(58,060)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	391
Proceeds from issuance of common stock under employee stock purchase plan	143	444
Taxes paid related to net share settlement	(658)	(2,067)
Net cash used in financing activities	(470)	(1,232)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(110)	186
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,712	(49,893)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	76,642	149,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$82,354	$99,605
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$272	$348
Cash paid for interest	$46	$46
Capitalized assets financed by accounts payable and accrued expenses	$3	$2,065
Capitalized stock-based compensation	$394	$338

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
Risks and Uncertainties
The Company has been negatively impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, the Company made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated its buyer fees altogether. The competitive pressures and reduced take rate resulted in lower revenue and cash flows in the first three quarters of 2018 compared to the prior year. In an effort to bring its costs into better alignment with reduced take rates, the Company undertook restructuring activities to reduce headcount and related operating costs, and also reduced its capital expenditures. Unless and until the Company is able to compensate for the fee reductions and reduced gross margins by continuing to increase advertising spend on its platform, or sufficiently reducing costs, it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2018, or for any future year.
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
Adoption of ASU 2018-07
The Company adopted ASU 2018-07—Stock Compensation (Topic 718) ("ASU 2018-07"), which expands the scope of Accounting Standards Codification Topic 718, Compensation—Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services, as of July 1, 2018. As of the adoption date, the fair value of existing unvested awards held by non-employees was determined based on the adoption date fair value, which will be recognized over the remaining service period. Prospectively, the fair value of awards granted to non-employees will be determined as of the grant date and recognized over the service period, using the same treatment as awards granted to employees. In addition, for employees that transition into a non-employee contractor relationship with the Company subsequent to the adoption date, their existing awards will continue to be recognized at the original grant date fair value. There was no impact to the Company's consolidated financial statements resulting from the adoption of ASU 2018-07.
Other Recently Adopted Accounting Pronouncements
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02—Leases (Topic 842) ("ASU 2016-02"), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. ASU 2016-02 required a modified retrospective adoption approach, however subsequent guidance (discussed below) provides an additional option for adoption approach. The Company plans to adopt ASU 2016-02 as of January 1, 2019 using a prospective adoption method in accordance with ASU 2018-11—Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). The Company is currently evaluating the effect this guidance will have on its consolidated financial statements and related disclosures, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.
In July 2018, the FASB issued ASU 2018-11, which updates some of the implementation requirements under Accounting Standards Codification Topic 842 on leases. ASU 2018-11 provides for an additional adoption approach that was not previously included in ASU 2016-02 that allows for a prospective application. This guidance eliminates the requirement to present prior year comparative lease disclosures once ASU 2016-02 is adopted, and must be adopted concurrently with ASU 2016-02. The Company plans to apply the adoption method made available by ASU 2018-11.
In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), to streamline the disclosure requirements of ASC Topic 820—Fair Value Measurement. ASU 2018 removes certain disclosure requirements, including the valuation process for Level 3 fair value measurements, and adds certain quantitative disclosures around Level 3 fair value measurements. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The provisions of ASU 2018-13 are required to be adopted retrospectively, with the exception of disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, which can be adopted prospectively. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 was issued to clarify the requirements of ASC 350-40—Intangibles—Goodwill and Other—Internal-Use Software ("ASC 350-40"). The ASU clarifies that implementation, setup and other upfront costs related to cloud hosting agreements should be accounted for under ASC 350-40. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(13,792)	$(103,571)	$(59,592)	$(130,966)
Weighted-average common shares outstanding	50,750	49,800	50,482	49,638
Weighted-average unvested restricted stock awards	(237)	(745)	(387)	(912)
Weighted-average common shares outstanding used to compute net loss per share	50,513	49,055	50,095	48,726
Basic and diluted net loss per share	$(0.27)	$(2.11)	$(1.19)	$(2.69)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Options to purchase common stock	162	187	72	154
Unvested restricted stock awards	208	130	232	240
Unvested restricted stock units	2,324	238	1,709	495
ESPP	94	44	64	49
Total shares excluded from net loss per share	2,788	599	2,077	938

Note 3—Revenue
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
The Company has determined that it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace, and therefore reports revenue on a net basis. In periods prior to the second quarter of 2017, the Company reported revenue on a gross basis for revenue associated with its intent marketing solution, as the Company determined that it acted as the principal in the purchase and sale of digital advertising inventory. The Company ceased offering its intent marketing solution after the first quarter of 2017, after which time, all of the Company’s revenues have been recorded on a net basis. Revenue generated by the Company’s intent marketing solution in 2017 prior to its cessation was $1.3 million, which is included in total revenue for the nine months ended September 30, 2017.
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
The following table presents our revenue by channel for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	(in thousands, except percentages)
Channel:
Desktop	$12,481	42%	$16,881	48%	$40,453	49%	$68,956	56%
Mobile	17,248	58	18,330	52	42,800	51	55,192	44
Total	$29,729	100%	$35,211	100%	$83,253	100%	$124,148	100%
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
United States	$19,731	$22,689	$54,201	$78,350
International	9,998	12,522	29,052	45,798
Total	$29,729	$35,211	$83,253	$124,148

Note 4—Fair Value Measurements
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
• Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
• Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$19,078	$19,078	$—	$—
Corporate debt securities	$1,999	$—	$1,999	$—
U.S. Treasury, government and agency debt securities	$12,487	$12,487	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2017:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$1,807	$210	$1,597	$—
Corporate debt securities	$25,098	$—	$25,098	$—
U.S. Treasury, government and agency debt securities	$29,901	$29,901	$—	$—
At September 30, 2018 and December 31, 2017, cash equivalents of $19.1 million and $1.8 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents at December 31, 2017 is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, but rather is derived from similar securities. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
Non-Recurring Fair Value Measurements
Impairment of Goodwill
During the third quarter of 2017, the Company identified potential indications of impairment, which triggered a quantitative goodwill impairment assessment. The Company compared the fair value of its net assets, calculated using three valuation methodologies (one income approach and two market approaches), to the carrying value of the net assets. The fair value of the Company's net assets falls within Level 3 of the fair value hierarchy, as it was determined using unobservable inputs and relied on assumptions and estimates made by the Company's management. The valuation process is described below:

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
The Company compared the fair value of its net assets using the three methodologies (one income approach and two market approaches) described above, to the carrying value and determined that its goodwill was fully impaired. The Company recorded an impairment of $90.3 million in the third quarter of 2017 to adjust its goodwill balance to its fair value of zero.
Note 5—Other Balance Sheet Amounts
Investments in marketable securities as of September 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$12,501	$—	$(14)	$12,487
Corporate debt securities	1,999	—	—	1,999
Total	$14,500	$—	$(14)	$14,486
Investments in marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$27,426	$—	$(20)	$27,406
Corporate debt securities	25,098	—	—	25,098
Total	$52,524	$—	$(20)	$52,504
Available-for-sale—long-term:
U.S. Treasury, government and agency debt securities	$2,504	$—	$(9)	$2,495
The Company's available-for-sale securities had a weighted remaining contractual maturity of 0.2 years as of September 30, 2018. For the nine months ended September 30, 2018, the Company sold $9.2 million of available-for-sale investments, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

Accounts payable and accrued expenses included the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts payable—seller	$188,659	$203,694
Accounts payable—trade	5,081	3,764
Accrued employee-related payables	5,645	6,645
Total	$199,385	$214,103
As of December 31, 2016, the Company had $0.1 million of restricted cash, which is included in the beginning balance of cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Subsequent to that date, the Company has had no restricted cash.
Note 6—Goodwill and Intangible Assets
The Company’s intangible assets as of September 30, 2018 and December 31, 2017 included the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	690	690
Trademarks	20	20
Total identifiable intangible assets, gross	17,588	17,588
Accumulated amortization—intangible assets:
Developed technology	(6,182)	(4,062)
Non-compete agreements	(419)	(161)
Trademarks	(16)	(6)
Total accumulated amortization—intangible assets	(6,617)	(4,229)
Total identifiable intangible assets, net	$10,971	$13,359
Amortization of intangible assets for the three months ended September 30, 2018 and 2017 were $0.8 million and $1.2 million, respectively, and $2.4 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2018:

Fiscal Year	Amount
(in thousands)
2018	$797
2019	3,010
2020	2,826
2021	2,826
2022	1,512
Thereafter	—
Total	$10,971
The Company recorded a goodwill impairment charge of $90.3 million during the third quarter of 2017, refer to Note 4 for additional details regarding the related valuation assessment process.
Note 7—Business Combinations
2017 Acquisition—nToggle, Inc.
On July 14, 2017, the Company completed the merger of nToggle, Inc. ("nToggle") with Caviar Acquisition Corp., a wholly owned subsidiary of the Company, with nToggle surviving as a wholly owned subsidiary of Rubicon Project. nToggle was a Boston, Massachusetts based programmatic advertising company with traffic-shaping technology. The primary reason for the acquisition was to acquire technology, know-how and personnel that will enable the Company to offer services that make it easier and more cost-effective for buyers to find the inventory they seek among the billions of bid requests they receive. At closing, the Company paid net cash consideration of $38.6 million, which represents total purchase consideration of $40.6 million less acquired cash and cash equivalents of $2.0 million, to the stockholders, warrantholders, and holders of vested in-the-money options of nToggle. In addition, the Company assumed 432,482 outstanding unvested in-the-money options and 77,499 shares of restricted stock held by continuing employees, and issued an aggregate of 174,117 restricted stock units to the continuing employees under the Company's 2014 Inducement Grant Equity Incentive Plan. The financial results of nToggle have been included in our consolidated financial statements since the date of the acquisition.
The major classes of assets and liabilities to which the Company allocated the purchase price were as follows as of the acquisition date:

Amount
(in thousands)
Cash and cash equivalents	$1,953
Accounts receivable	256
Prepaid and other assets	18
Fixed assets	763
Other non-current assets	82
Intangible assets	14,840
Goodwill	24,546
Total assets acquired	42,458
Accounts payable and accrued expenses	78
Deferred revenue	91
Deferred tax liability, net	1,719
Total liabilities assumed	1,888
Total net assets acquired	$40,570
The Company recognized approximately $0.3 million of acquisition-related costs during the nine months ended September 30, 2017 that are included within general and administrative expenses in the Company’s condensed consolidated statements of operations. As part of the acquisition of nToggle, the Company acquired nToggle's net operating losses of approximately $9.3 million. In addition, the Company recorded deferred tax liabilities related to acquired intangibles of $5.5 million net of deferred tax assets of $3.8 million primarily related to net operating loss carryforwards.
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
Goodwill resulting from the acquisition was primarily attributable to acquired workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Refer to Note 4 for a description of the methods used to compute the charge for the impairment of consolidated goodwill of $90.3 million recorded in the third quarter of 2017. The acquired intangibles and goodwill resulting from the nToggle acquisition are not amortizable for tax purposes.
Unaudited Pro Forma Information - nToggle Acquisition
The following table provides unaudited condensed pro forma information to give effect to the nToggle acquisition as if it had occurred on January 1, 2017. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration of nToggle. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the actual or future operating results of the combined company.

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Pro forma revenues	$35,270	$125,083
Pro forma net loss	$(103,895)	$(134,665)
nToggle's technology was fully integrated into the Company's platform, and its pre-acquisition product is not offered on a stand-alone basis. As a result, the determination of nToggle's post-acquisition revenue and operating results on a stand-alone basis was impracticable.

Note 8—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter. The RSUs granted in the first nine months of 2018 included 2,800,000 RSUs that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 6,148,378 shares remained available for future grants at September 30, 2018 under the plans.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2017	4,363	$8.75
Granted	706	$2.09
Exercised	(50)	$0.91
Expired	(1,239)	$10.15
Forfeited	(49)	$4.54
Outstanding at September 30, 2018	3,731	$7.18	7.0 years	$1,469
Exercisable at September 30, 2018	2,198	$9.49	5.8 years	$467
The total intrinsic values of options exercised during the nine months ended September 30, 2018 was $0.1 million. At September 30, 2018, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $3.8 million, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2018 was $1.10. Total fair value of options vested during the nine months ended September 30, 2018 was $2.7 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected term (in years)	5.4	5.3	5.7	5.8
Risk-free interest rate	2.75%	1.88%	2.53%	2.03%
Expected volatility	55%	62%	57%	57%
Dividend yield	—%	—%	—%	—%

Restricted Stock Awards
A summary of RSA activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock awards outstanding at December 31, 2017	558	$12.60
Granted	—	$—
Canceled	(156)	$13.82
Vested	(176)	$11.81
Nonvested shares of restricted stock awards outstanding at September 30, 2018	226	$12.37
The aggregate fair value of RSAs with service conditions that vested during the nine months ended September 30, 2018 was $0.5 million. At September 30, 2018, the Company had unrecognized stock-based compensation expense for RSAs with service conditions of $1.1 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2017	3,609	$7.55
Granted	4,904	$2.27
Canceled	(948)	$5.27
Vested	(830)	$8.02
Nonvested restricted stock units outstanding at September 30, 2018	6,735	$3.97
The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2018 was $2.27. The aggregate fair value of RSUs that vested during nine months ended September 30, 2018 was $1.8 million. At September 30, 2018, the intrinsic value of nonvested RSUs was $24.2 million. At September 30, 2018, the Company had unrecognized stock-based compensation expense relating to nonvested RSUs of approximately $20.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
As of September 30, 2018, the Company has reserved 1,692,373 shares of its common stock for issuance under the ESPP.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Cost of revenue	$72	$115	$256	$295
Sales and marketing	1,187	1,115	3,530	3,524
Technology and development	691	1,122	2,163	3,178
General and administrative	1,910	2,294	6,669	7,631
Restructuring and other exit costs	—	—	398	1,560
Total stock-based compensation expense	$3,860	$4,646	$13,016	$16,188

Note 9—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company underwent restructuring events throughout 2017 and in the first quarter of 2018. The objective of these restructuring activities was to streamline operations, prioritize resources for growth initiatives and increase profitability.
In January 2017, the Company announced that it would cease providing intent marketing services and would close its Toronto, Canada office as a result. For the nine months ended September 30, 2017, the Company recognized expenses of $6.0 million as restructuring and other exit costs related to the cessation of our intent marketing solution, including the closure of the Toronto office, as well as the realignment of the management team to a more cost efficient structure (collectively, the "2017 Restructuring Events"). A majority of the costs incurred in the nine months ended September 30, 2017 were severance and one-time termination benefit costs, of which $1.6 million related to non-cash stock-based compensation, the remainder of which related to facility closure costs. There were no restructuring and other exit costs incurred during the three months ended September 30, 2017.
In the first quarter of 2018, the Company announced its restructuring plan to reduce headcount to bring the Company's general and administrative operations into better alignment with the current size of the business and de-layer certain functions, and to reduce its investment in unprofitable projects (the "2018 Restructuring Events"). During the nine months ended September 30, 2018, the Company incurred restructuring and other exit costs of $3.4 million for severance and one-time termination benefits. There were no restructuring and other exit costs incurred during the three months ended September 30, 2018.
The following table summarizes restructuring and other exit cost activity for the 2018 Restructuring Events (in thousands):

Accrued restructuring and other exit costs at December 31, 2017	$—
Restructuring and other exit costs	3,440
Cash paid for restructuring and other exit costs	(2,884)
Non-cash stock-based compensation for restructuring and other exit costs	(398)
Accrued restructuring and other exit costs at September 30, 2018	$158
Accrued restructuring costs related to the 2017 Restructuring Events were $0.1 million at December 31, 2017 and were paid in the first half of 2018. Accrued restructuring costs are included within other liabilities on the Company's condensed consolidated balance sheets.
Note 10—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded income tax expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, and recorded income tax benefits of $2.0 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. The tax provision for the three and nine months ended September 30, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including the following: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures; immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. The Company recorded a provisional Transition Tax of $0.6 million, which reduced its U.S. net deferred tax assets for the year ended December 31, 2017. For the nine months ended September 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.
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
Finally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations whose annual gross receipts for the three-taxable-year period ending with the preceding taxable year are less than $500 million. BEAT does not apply to the Company for the year ending December 31, 2018. Also, the Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the nine months ended September 30, 2018, the Company has included a provisional GILTI inclusion of $1.2 million for purposes of Accounting Standards Codification Topic 740. GAAP allows the Company to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company elected the period cost method.
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
There were no material changes to the Company's unrecognized tax benefits in the nine months ended September 30, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit. During the first quarter of 2017, the Internal Revenue Service commenced an examination of the 2015 tax year. During the second quarter of 2018, the Company received a Letter 590 from the IRS indicating that they had completed the examination and found no income tax related adjustments.
Note 11—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $3.2 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and $9.7 million and $9.4 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, expenses for cloud-based services related to data centers were $1.6 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $5.0 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, expected future commitments related to operating leases were $16.8 million. As of September 30, 2018 and December 31, 2017, the Company had $2.9 million of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2018. However, based on management’s knowledge as of September 30, 2018, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited ("Guardian") issued proceedings (the "Complaint") against the Company in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleged that the Company underpaid Guardian for digital advertising inventory sold by Guardian through the Company's platform as a result of the fact that the Company charged fees to buyers of that inventory. Guardian claimed the Company was precluded from charging buyer fees as a result of the contractual arrangements with Guardian and English agency law principles, as well as representations it allegedly made to Guardian. The Complaint claimed damages including loss of revenue, interest, and costs. On October 11, 2018, the Company and Guardian mutually agreed to resolve their dispute and the High Court proceedings have been discontinued. Though the terms of the settlement agreement are confidential, the settlement is immaterial to the Company from a financial standpoint.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 12—Debt
On September 26, 2018, the Company amended and restated its loan and security agreement with Silicon Valley Bank (the "Loan Agreement"), which was scheduled to expire on September 27, 2018. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The amount available for borrowing as of September 30, 2018 is $30.0 million due to a $10.0 million reserve that will be released if the Company maintains positive Adjusted EBITDA for any trailing twelve-month period. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
An unused revolver fee in the amount of 0.15% per annum of the average unused portion of the revolver line is charged and is payable monthly in arrears. The Company may elect for advances to bear interest calculated by reference to prime or LIBOR. If the Company elects LIBOR, amounts outstanding under the amended credit facility bear interest at a rate per annum equal to LIBOR plus 2.50% if a streamline period applies or LIBOR plus 4.00% if a streamline period does not apply. If the Company elects prime, advances bear interest at a rate of prime plus 0.50% if a streamline period applies or prime plus 2.00% if a streamline period does not apply. A streamline period is any period during which an event of default does not exist and the Company's Adjusted Quick Ratio (as defined in the Loan Agreement) is at least 1.05 for each day in the preceding month.
The Loan Agreement is collateralized by security interests in substantially all of the Company's assets. Subject to certain exceptions, the Loan Agreement restricts the Company's ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. If a streamline period is not in effect, the Company is required to maintain a lockbox arrangement where customer payments received in the lockbox will immediately reduce the amounts outstanding on the credit facility.
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of September 30, 2018, the Company's Adjusted Quick Ratio was 1.2, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of September 30, 2018, the Company was in compliance with the Adjusted EBITDA covenant.
The Loan Agreement also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the Loan Agreement). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor.
As of September 30, 2018, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

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
• increased prevalence of ad-blocking technologies and browsers that block cookies or otherwise allow users to limit ad tracking;
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
The programmatic digital advertising market continues to experience growth. In September 2018, MAGNA estimated that the global programmatic market (excluding search and social) will grow from $34 billion in 2018 to $60 billion by 2022, which represents a 15% compound annual growth rate over that period. Another important trend in the digital advertising industry is the continued expansion of automated buying and selling of advertising inventory through new and developing channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to MAGNA estimates, mobile advertising is forecasted to be an $18 billion global market in 2018 that is expected to increase to $43 billion by 2022, producing a compound annual growth rate of 24%.
Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile advertising spend increased $99.0 million, or 40%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our desktop business remained flat during the same period, although it increased 6% in the third quarter of 2018 compared to the third quarter of 2017. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business and subject to many of the same market pressures as discussed below, and as a result has experienced low or negative growth in recent periods. While our mobile web business is trending more in line with desktop, our mobile application business, which is where we see the greatest potential for growth, has shown growth rates in excess of industry projections. Advertising spend from mobile applications is approaching half of our mobile business.
The growth of automated buying and selling of advertising is also expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We attribute advertising spend to the geographic location of the seller on whose inventory the advertising spend was directed. Our markets outside of the United States are more heavily built upon desktop display advertising than they are on mobile, and as such are subject to the same factors impacting our desktop business as described below. In addition, as programmatic advertising has grown in markets outside of the United States, we have seen more competitors enter those markets aggressively and gain market share. As a result of these and other factors, including slower adoption of video ad units and a slower adoption of header bidding, the portion of our advertising spend attributed to markets outside the United States declined to 35% during the nine months ended September 30, 2018 from 39% during the same period in 2017. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook and Google.
Macro Trends Impacting Desktop
These market factors present long-term growth opportunities; however, in the near term the industry-wide shift from desktop to mobile advertising has had an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 1% compound annual growth rate over the 2018-2022 period. This results from the market shift to mobile channels noted above. These trends are having a significant effect on our overall growth rate, because desktop advertising continues to be a significant part of our core business, representing 50% of advertising spend in the first nine months of 2018. As noted above, our advertising spend in desktop remained flat compared to the prior year period. In addition to the ongoing industry shift away from desktop to mobile, year-over-year growth in our desktop business is hampered further by the continued migration to header bidding, which to date has been focused primarily on desktop display advertising inventory. Header bidding has resulted in adverse revenue effects for us when comparing the nine months ended September 30, 2018 to the same period in 2017 due to loss to competitors of some inventory that we would otherwise have been able to sell through our platform. While header bidding has increased competition for inventory, it also has made available to us significant amounts of inventory that previously we were unable to access, and while our traditional desktop display business has declined, our header bidding solution gained significant traction in 2017 and through the first nine months of 2018.
Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server-side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client-side header bidding solution as well as server-side header bidding have the potential to improve our competitiveness in all markets in the remainder of 2018 and beyond. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, in order to realize our header bidding solution's full potential.
Because of these rapid developments in the industry, advertising spend from our traditional desktop display business has declined and no longer can be relied upon to be the primary growth driver of our business. Our strategic focus is on growth areas—including mobile, video, and PMPs—that are expected to represent a majority of our advertising spend in 2018. However, despite our solid progress in mobile, our traditional desktop display business is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop display business will continue to have a significant adverse effect on our growth until our advertising spend mix has shifted more fully to growth areas.
Year-Over-Year Take Rate Decline
Ad tech exchange intermediaries like us have used different revenue models in OMP transactions, including charging fees only to sellers or arbitraging the purchase and sale of ad impressions. Our approach was historically to charge fees to both buyers and sellers in OMP transactions conducted on our exchange, consistent with the fact that we provide services to each. Traditionally, for OMP waterfall transactions, we ran a modified second price auction in which the clearing price was the greater of the second highest bid in the auction plus one cent or the applicable price floor. Our buyer fees were determined algorithmically and added to the clearing price to determine the price charged to the winning bidder. Our take rate was made up of the total fees we charge buyers and sellers. In the third quarter of 2017, our take rate was 18.1%.
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

Third, as the ad tech industry has matured and evolved, competition has increased and pricing has become more transparent. The primary buyers in our OMP transactions are DSPs buying on behalf of agency and brand clients that are demanding reduced costs and fee transparency throughout the value chain. DSPs and their clients are consequently demanding that exchanges disclose and limit or eliminate buyer fees, and DSPs and their clients may reduce or eliminate spending on exchanges that charge buyer fees. In addition, some sellers believe that buyer fees ultimately reduce seller revenue, and therefore are seeking to cap or eliminate buyer fees on sale of their inventory. In response to these market trends, and consistent with our strategy to be a high volume, low cost and transparent exchange, we stopped charging our additive buyer fees altogether effective November 1, 2017. We still charge some buyers an access fee to connect to our system when their spending is too small to support the maintenance of their accounts, but these access fees in the aggregate are insignificant. As such, our revenue now consists almost entirely of a unitary marketplace fee. Most of our marketplace fees are negotiated with sellers as a percentage of the auction clearing price for sale of their inventory. In some cases, we reduce the buyer’s bid amount by the amount of our fee and pass the remainder as the bid to the seller. If the bid wins we retain the amount of the bid reduction as our fee. We do this at the discretion of sellers that allocate digital advertising inventory through a decisioning process that follows after our auction and incorporates other demand sources as well as our bids, and that prefer or require that we submit our bids to them net of our fees, so that our bid matches the amount we will owe them if we win. This is referred to as net bidding. Net bidding amounts can vary across transactions depending upon various factors including inventory and auction characteristics and seller policies.
These strategic price reductions contributed to the decrease in our take rate from 18.1% for the three months ended September 30, 2017 to 12.3% for the three months ended September 30, 2018.
Our strategic pricing reductions are intended to address the market's demand for lower costs and to attract more inventory and spending to our platform. Lower pricing has caused our revenue and margins to decline significantly during the first nine months of 2018 compared to the corresponding period in 2017, even though ad spend has grown. In order to adjust to our lower take rates and return to growth, we must continue to increase advertising spend on our platform. Increases in PMP and header bidding transactions as a percentage of the activity on our exchange could yield higher advertising spend despite lower take rates due to higher CPMs typically associated with PMP transactions, and from modified first-price auctions in header bidding transactions. However, in an increasingly competitive market in which buyers and sellers have many choices, it is not clear whether pricing reductions will result in increases in spending on our platform, or whether any spending increases will compensate fully for the reduction in pricing. We have seen significant increases in the volume of ad requests we receive, but the rate at which we win header bidding auctions is much lower than the rate at which we win waterfall transactions. As our business continues to shift away from waterfall transactions to header bidding—header bidding now represents approximately 80% of our revenue—we need to participate in more header bidding auctions and increase the fill rate in header bidding auctions to compensate for the decline in the number of waterfall transactions. Driving revenue growth in this situation is difficult to accomplish in a competitive market and requires accessing significantly greater inventory levels from our sellers and in turn processing more auctions. This growth in business volume requires adequate processing capacity as well as ongoing innovation to address evolving client needs, capture business, and improve our fill rate.
Prior to the elimination of buyer fees, such fees represented approximately half of our revenue for the first ten months of
2017, and we do not expect to be able to grow advertising spend or reduce costs quickly enough in the near term to make up for the elimination of these fees. This resulted in significant cash consumption to support operations during 2018. Unless and until we are able to compensate for elimination of our buyer fees by increasing advertising spend on our platform, through higher transaction volumes or higher transaction values or both, or by increasing seller fees, we will not be able to grow our business and our cash resources will diminish until such time as growth offsets our reduced level of operating expenses.
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
Uncertainty Resulting from GDPR
The European General Data Protection Regulation, or GDPR, added significant new regulatory requirements that are applicable to us as well as our clients and competitors. Some critical elements of the GDPR are still unclear, and there has not been time for consistent regulatory guidance to be developed, or for established industry compliance practices to emerge. In particular and despite being past the implementation date, uncertainty about the requirements regarding end-user consent, and diverging interpretations among sellers and buyers as to the adequacy of any consent that is obtained, could result in the removal of personal data from bid requests, which will lower the value of the impressions, resulting in reduced revenue and advertising spend for us. Until prevailing industry standards emerge, our revenue from European sellers could fluctuate from quarter to quarter.
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
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation and bonuses, as well as professional services associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from our business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including our platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our condensed consolidated balance sheet. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
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
Other (Income), Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility and was insignificant for the nine months ended September 30, 2018 and 2017.

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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including the following: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures; immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. We recorded a provisional Transition Tax of $0.6 million, which reduced our U.S. net deferred tax assets for the year ended December 31, 2017. For the nine months ended September 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.
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
Finally, the Tax Act imposes a new BEAT, essentially a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations whose annual gross receipts for the three-taxable-year period ending with the preceding taxable year are less than $500 million. BEAT does not apply to the Company for the year ending December 31, 2018. Also, the Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the nine months ended September 30, 2018, we have included a provisional GILTI inclusion of $1.2 million for purposes of Accounting Standards Codification Topic 740. GAAP allows us to either (i) treat taxes due on future U.S. inclusions in taxable income related to BEAT and GILTI as current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into the measurement of deferred taxes (the “deferred method”). We elected the period cost method.

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %	Nine Months Ended		Favorable/(Unfavorable) %
	September 30, 2018	September 30, 2017		September 30, 2018	September 30, 2017
	(in thousands)			(in thousands)
Revenue	$29,729	$35,211	(16)%	$83,253	$124,148	(33)%
Expenses (1)(2):
Cost of revenue	14,687	12,985	(13)%	44,514	41,371	(8)%
Sales and marketing	10,654	12,503	15%	34,046	39,660	14%
Technology and development	9,299	11,580	20%	29,038	36,377	20%
General and administrative	9,355	13,644	31%	33,340	43,079	23%
Restructuring and other exit costs	—	—	NM	3,440	5,959	42%
Impairment of goodwill	—	90,251	100%	—	90,251	100%
Total expenses	43,995	140,963	69%	144,378	256,697	44%
Loss from operations	(14,266)	(105,752)	87%	(61,125)	(132,549)	54%
Other income, net	(558)	(150)	272%	(1,766)	(73)	NM
Loss before income taxes	(13,708)	(105,602)	87%	(59,359)	(132,476)	55%
Provision (benefit) for income taxes	84	(2,031)	NM	233	(1,510)	NM
Net loss	$(13,792)	$(103,571)	87%	$(59,592)	$(130,966)	54%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Cost of revenue	$72	$115	$256	$295
Sales and marketing	1,187	1,115	3,530	3,524
Technology and development	691	1,122	2,163	3,178
General and administrative	1,910	2,294	6,669	7,631
Restructuring and other exit costs	—	—	398	1,560
Total stock-based compensation expense	$3,860	$4,646	$13,016	$16,188

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Cost of revenue	$8,271	$7,221	$24,785	$23,645
Sales and marketing	141	135	455	888
Technology and development	215	615	683	1,612
General and administrative	140	207	432	1,009
Total depreciation and amortization expense	$8,767	$8,178	$26,355	$27,154

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	49	37	53	33
Sales and marketing	36	36	41	32
Technology and development	31	33	35	29
General and administrative	32	38	40	35
Restructuring and other exit costs	—	—	4	5
Impairment of goodwill	—	256	—	72
Total expenses	148	400	173	206
Loss from operations	(48)	(300)	(73)	(106)
Other income, net	(2)	—	(2)	—
Loss before income taxes	(46)	(300)	(71)	(106)
Provision (benefit) for income taxes	—	(6)	1	(1)
Net loss	(46)%	(294)%	(72)%	(105)%
Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017
Revenue
Revenue decreased $5.5 million, or 16%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily due to the elimination of our buyer fees beginning in November 2017, market and competitive pressures, and header bidding dynamics as described above in "Industry Trends and Trends in Our Business".
For the nine months ended September 30, 2018, revenue decreased $40.9 million, or 33%, compared to the prior year period, primarily for the same reasons described above for the three month period. The decrease for the nine month period was also impacted by the cessation of our intent marketing solution in March 2017.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services (which drive take rate), and other factors such as changes in the market, our execution of the business, and competition. In addition to the elimination of buyer transaction fees resulting in lower take rate, an increase in PMP transactions as a percentage of the transactions on our platform could contribute to lower take rates because PMP transactions can carry lower fees than OMP transactions. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. Consequently, while we anticipate long-term benefits from these initiatives, unless and until we are able to compensate for the reduction in our fees by continuing to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, or by increasing seller fees, our revenue will continue to decline, we will not be able to grow our business, and our cash resources will diminish until such time as growth offsets our reduced level of operating expenses.
Cost of Revenue
Cost of revenue increased by $1.7 million, or 13%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase of $1.1 million in depreciation and amortization expenses related to continued investment in our network technology infrastructure to keep up with impression demand. In addition, there was an increase of $0.8 million in data center and bandwidth expenses to support the increase in our transaction volume. Slightly offseting these increases was a $0.2 million decrease in personnel costs.
For the nine months ended September 30, 2018, cost of revenue increased $3.1 million, or 8%, compared to the prior year period. The increase was primarily due to an increase of $3.1 million in data center and bandwidth expenses to support the increase in our transaction volume. In addition, depreciation and amortization expenses increased $1.1 million, as noted above, which was partially offset by a $0.6 million reduction in media costs related to the cessation of our intent marketing solution during the first quarter of 2017.
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
Sales and Marketing
Sales and marketing expenses decreased $1.8 million or 15% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a decrease of $1.1 million in sales and marketing personnel costs as a result of our 2018 cost control initiatives. Sales and marketing professional services costs also decreased compared to the prior year period.
For the nine months ended September 30, 2018, sales and marketing expenses decreased $5.6 million, or 14%, compared to the prior year period. The decrease is attributable to our 2017 and 2018 cost reduction measures, including the realignment of our management team, primarily consisting of a $3.2 million decrease in personnel costs as well as decreases across other expenses necessary to support our reduced headcount. Professional services also decreased $0.6 million.
We expect sales and marketing expenses to continue to decline in the remainder of 2018 compared to 2017 as a result of headcount reductions and other cost control measures we implemented in the first quarter of 2018, as described below. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased by $2.3 million, or 20%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a decrease of $2.0 million in personnel costs as a result of our 2018 cost control initiatives.
For the nine months ended September 30, 2018, technology and development expenses decreased by $7.3 million, or 20%, compared to the prior year period. Technology and development personnel costs decreased $5.6 million for the nine months ended September 30, 2018 compared to the prior year period, primarily as a result of our 2017 and 2018 cost control initiatives. In addition, depreciation and amortization expenses decreased $0.9 million compared to the prior year period due to the cessation of our intent marketing services offering and closure of our Toronto office in the first quarter of 2017.
We expect technology and development expense to continue to decline in the remainder of 2018 compared to 2017 as a result of headcount reductions we implemented in the first quarter of 2018, as described below, and we expect additional savings in 2018 as we improve our efficiencies in technology development while continuing to invest in our engineering and technology teams. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
 General and Administrative
General and administrative expenses decreased by $4.3 million, or 31%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is primarily attributable to a decrease of $2.9 million in personnel costs due to a decrease in employee headcount, including our 2018 restructuring events. In addition, professional services expenses decreased by $1.1 million due to a reduction in the use of third party service providers in an effort to control costs.
For the nine months ended September 30, 2018, general and administrative expenses decreased by $9.7 million, or 23%, compared to the prior year period. The decrease was primarily attributable to a $5.2 million decrease in personnel related expenses due to a decrease in employee headcount, including our 2017 and 2018 restructuring events, as well as decreases across other expenses necessary to support our reduced headcount. Professional service expenses also decreased $3.0 million, including reductions in legal fees and consultant services. General and administrative depreciation and amortization costs also decreased $0.6 million due to accelerated amortization of certain capitalized software assets in 2017.
We expect quarterly general and administrative expense to continue to decline in the remainder of 2018 compared to 2017 as a result of headcount reductions and other cost control measures we implemented in the first quarter 2018, as described below. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods that may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
We incurred restructuring and other exit costs of $3.4 million for severance and other one-time employee termination benefits during the nine months ended September 30, 2018 related to headcount reductions that were made in the first quarter of 2018, as described below. For the nine months ended September 30, 2017, we incurred $6.0 million of restructuring and other one-time termination benefits expenses, primarily in severance and one-time employee termination benefits and facility closure costs, as a result of the management restructuring and the costs associated with the shut-down of our intent marketing services (see Note 9). There were no restructuring and other exit costs incurred during the three months ended September 2018 and 2017.
As part of our on-going evaluation of efficiency and implementation of cost-control measures, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business, as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We estimated the 2018 restructuring activities would result in annualized cash basis cost savings of approximately $24.0 million. To date, we have met our quarterly run-rate target for operating expenses and we expect to fully realize these savings throughout the remainder of 2018.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Interest income, net	$(232)	$(269)	$(777)	$(664)
Other income	(206)	(123)	(626)	(502)
Foreign exchange (gain) loss, net	(120)	242	(363)	1,093
Total other income, net	$(558)	$(150)	$(1,766)	$(73)
Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and the Euro relative to the U.S. Dollar, and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three and nine months ended September 30, 2018 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Euro and the British Pound for foreign currency denominated transactions.
Provision for Income Taxes
We recorded income tax expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, and income tax benefits of $2.0 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. The tax provision for the three and nine months ended September 30, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with foreign subsidiaries.
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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$29,729	$35,211	$83,253	$124,148
Advertising spend	$242,171	$195,019	$690,856	$590,950
Non-GAAP net revenue	$29,729	$35,211	$83,253	$123,515
Net loss	$(13,792)	$(103,571)	$(59,592)	$(130,966)
Adjusted EBITDA	$(1,433)	$(2,286)	$(21,128)	$1,814
Operational Measure:
Take Rate %	12.3%	18.1%	12.1%	20.9%

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
Advertising spend may fluctuate due to seasonality. In the past, we have experienced higher advertising spend during the fourth quarter of a given year because many buyers devote a disproportionate amount of their advertising budgets to this period of the year to coincide with increased holiday purchasing. Buyers' focus on the fourth quarter generates more bidding activity on our platform, which may drive higher volumes of paid impressions, average CPM, or both. Our advertising spend grew 24% and 17% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in advertising spend was driven by higher ad request volumes and an increase in the CPMs generated from our auctions. The increase in CPMs was driven by increased bidding activity on our platform, the value of the inventory that we made available to buyers, including PMP, mobile and video inventory that typically carries higher pricing, and auction dynamics, including the implementation of first price auctions and EMR for our header bidding inventory.
The following table presents the reconciliation of revenue to advertising spend:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Revenue	$29,729	$35,211	$83,253	$124,148
Plus amounts paid to sellers(1)	212,442	159,808	607,603	466,802
Advertising spend	$242,171	$195,019	$690,856	$590,950
(1) Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following tables present revenue and advertising spend in dollar terms by channel and as a percentage of total revenue or advertising spend for the three and nine months ended September 30, 2018 and 2017.

	Revenue				Advertising Spend
	Three Months Ended				Three Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	(in thousands, except percentages)
Channel:
Desktop	$12,481	42%	$16,881	48%	$109,317	45%	$103,325	53%
Mobile	17,248	58	18,330	52	132,854	55	91,694	47
Total	$29,729	100%	$35,211	100%	$242,171	100%	$195,019	100%

	Revenue				Advertising Spend
	Nine Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	(in thousands, except percentages)
Channel:
Desktop	$40,453	49%	$68,956	56%	$346,404	50%	$345,481	58%
Mobile	42,800	51	55,192	44	344,452	50	245,469	42
Total	$83,253	100%	$124,148	100%	$690,856	100%	$590,950	100%

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
The following table presents a reconciliation of revenue to non-GAAP net revenue for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Revenue	$29,729	$35,211	$83,253	$124,148
Less amounts paid to sellers(1)	—	—	—	633
Non-GAAP net revenue	$29,729	$35,211	$83,253	$123,515
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Net loss	$(13,792)	$(103,571)	$(59,592)	$(130,966)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	7,971	7,021	23,967	23,633
Amortization of acquired intangibles	796	1,157	2,388	3,521
Stock-based compensation expense	3,860	4,646	13,016	16,188
Impairment of goodwill	—	90,251	—	90,251
Acquisition and related items	—	268	—	268
Interest income, net	(232)	(269)	(777)	(664)
Foreign exchange (gain) loss, net	(120)	242	(363)	1,093
Provision (benefit) for income taxes	84	(2,031)	233	(1,510)
Adjusted EBITDA	$(1,433)	$(2,286)	$(21,128)	$1,814
The decline in adjusted EBITDA for the three and nine months ended September 30, 2018 and our expectations for future adjusted EBITDA have been driven by the same factors that drove the changes in our GAAP metrics noted above.
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
The significant declines in our take rates for the three and nine month periods ended September 30, 2018 compared to the same periods in 2017 resulted primarily from the reduction and elimination of buyer fees as discussed above in "Industry Trends and Trends in Our Business—Take Rate Decline". Subsequent to the elimination of buyer fees, take rates have stabilized and increased slightly. Our take rate was 11.8% in the first quarter of 2018, 12.1% in the second quarter of 2018, and 12.3% in the third quarter of 2018.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At September 30, 2018, we had cash and cash equivalents of $82.4 million, of which $18.8 million was held in foreign currency cash accounts, and marketable securities of $14.5 million. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
On September 26, 2018, we amended and restated our loan and security agreement with SVB (the "Loan Agreement"), which was scheduled to expire on September 27, 2018. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The amount available for borrowing as of September 30, 2018 is $30.0 million due to a $10.0 million reserve that will be released if we maintain positive Adjusted EBITDA for any trailing twelve-month period.
An unused revolver fee in the amount of 0.15% per annum of the average unused portion of the revolver line is charged and is payable monthly in arrears. We may elect for advances to bear interest calculated by reference to prime or LIBOR. If we elect LIBOR, amounts outstanding under the amended credit facility bear interest at a rate per annum equal to LIBOR plus 2.50% if a streamline period applies or LIBOR plus 4.00% if a streamline period does not apply. If we elect prime, advances bear interest at a rate of prime plus 0.50% if a streamline period applies or prime plus 2.00% if a streamline period does not apply. A streamline period is any period during which an event of default does not exist and our Adjusted Quick Ratio (as defined in the Loan Agreement) is at least 1.05 for each day in the preceding month.
The Loan Agreement is collateralized by security interests in substantially all of our assets. Subject to certain exceptions, the Loan Agreement restricts our ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. If a streamline period is not in effect, we are required to maintain a lockbox arrangement where customer payments received in the lockbox will immediately reduce the amounts outstanding on the credit facility.
The Loan Agreement requires us to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, we are required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month adjusted EBITDA is greater than $0. If our Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of September 30, 2018, our Adjusted Quick Ratio was 1.2, which is in compliance with the covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. We must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater.
The Loan Agreement also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the Loan Agreement). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor.
At September 30, 2018, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.
We believe our existing cash and cash equivalents and investment balances will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, we have been negatively impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, we made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated buyer fees altogether. As a result, our take rate decreased from 18.1% in the third quarter of 2017 to 11.8% for the first quarter of 2018, increasing slightly to 12.3% for the third quarter of 2018. In an effort to bring our costs into better alignment with reduced revenue, we have undertaken restructuring activities to reduce headcount and related operating costs, and have also reduced our capital expenditures, which may make execution against our strategic business plans more difficult. Unless and until the we are able to compensate for the buyer fee reductions and reduced gross margins by continuing to increase advertising spending on our platform, increase seller fees, or sufficiently reduce costs, we may not be able to grow our business and may continue to operate at a loss, depleting our cash resources and liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q.
Our ability to renew our existing credit facility, which matures in September 2020, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. In addition, even if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Cash flows provided by (used in) operating activities	$(22,552)	$9,213
Cash flows provided by (used in) investing activities	28,844	(58,060)
Cash flows used in financing activities	(470)	(1,232)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(110)	186
Change in cash, cash equivalents and restricted cash	$5,712	$(49,893)
Operating Activities
Our cash flows from operating activities are primarily driven by revenues generated from advertising activity, offset by the cash costs of operations, and are significantly influenced by increases or decreases in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented. We typically collect from buyers in advance of payments to sellers. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Increases in revenue earned directly from advertisers and agencies may cause the amount of receipts from buyers collected in advance of payments to sellers to decrease, because advertisers and agencies may pay slowly. Recently, some buyers have begun demanding longer terms to pay us later and some sellers have begun demanding shorter terms to collect from us earlier. We may not have the leverage to resist these demands given the competitive nature of our business. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses.
For the nine months ended September 30, 2018, net cash used in operating activities was $22.6 million compared to net cash provided by operating activities of $9.2 million for the nine months ended September 30, 2017. Our operating activities included our net losses of $59.6 million and $131.0 million for the nine months ended September 30, 2018 and 2017, respectively, which were offset by non-cash adjustments of $39.2 million and $133.1 million, respectively. Non-cash adjustments for the nine months ended September 30, 2017 included a $90.3 million goodwill impairment charge. In the first nine months of 2018, net changes in our working capital increased cash used in operating activities by $2.1 million. Net cash provided by operating activities for the first nine months of 2017 was also increased by net changes in our working capital of $7.1 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.

We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the development cycles of our internal use software. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. As a result of these efforts, we anticipate investment in property and equipment related to that inventory volume to decline compared to 2017. We anticipate investment in internal use software development to remain relatively consistent with past years' investment levels as we continue to innovate new solutions on our platform. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the nine months ended September 30, 2018 our investing activities provided net cash of $28.8 million compared to net cash used in investing activities of $58.1 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, we had net maturities of investments in available-for-sale securities of $31.7 million and $1.2 million, respectively. The nine months ended September 30, 2018 also included cash inflows of $9.2 million from sales of our available-for-sale securities. These cash inflows were offset by purchases of property and equipment of $5.5 million and $14.6 million during the nine months ended September 30, 2018 and 2017, respectively, and investments in our internally developed software of $6.6 million and $6.1 million, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the nine months ended September 30, 2018 and 2017, we used net cash of $0.5 million and $1.2 million, respectively, for financing activities. Cash outflows from financing activities for the nine months ended September 30, 2018 and 2017 included payments of $0.7 million and $2.1 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. Offsetting these outflows were cash inflows of $0.1 million and $0.4 million from the issuance of common stock under the employee stock purchase plan for the nine months ended September 30, 2018 and 2017, respectively.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2018 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. At September 30, 2018, expected future commitments relating to operating leases were $16.8 million. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.6 million for the nine months ended September 30, 2018.
There were no significant changes to our unrecognized tax benefits in the nine months ended September 30, 2018 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2018.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2018.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
This item is not required for a smaller reporting company.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2018. However, based on our knowledge as of September 30, 2018, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
On March 31, 2017, Guardian News & Media Limited ("Guardian") issued proceedings (the "Complaint") against us in the Chancery Division of the High Court of Justice in England & Wales. The Complaint alleged that we underpaid Guardian for inventory sold by Guardian through our platform as a result of the fact that we charged fees to buyers of that inventory. Guardian claimed we were precluded from charging buyer fees as a result of our contractual arrangements with Guardian and English agency law principles, as well as representations we allegedly made to Guardian. The Complaint claimed damages including loss of revenue, interest, and costs. On October 11, 2018, we and Guardian mutually agreed to resolve our dispute and the High Court proceedings have been discontinued. Though the terms of the settlement agreement are confidential, the settlement is immaterial to us from a financial standpoint. However, if we face similar claims from other clients or as a preventative measure, we might decide to make changes to our business practices that could have a material impact on our financial position.

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
We have a $40.0 million credit facility with Silicon Valley Bank, currently subject to a $10.0 million reserve. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is, and any replacement credit facility that we may secure will be, subject to certain covenants and borrowing conditions, including those related to financial ratios and liquidity. If we fail to perform in accordance with covenants or to satisfy conditions, we may not be able to make borrowings under the facility. The credit facility is, and any replacement credit facility that we may secure will be, also subject to restrictions that limit our ability, among other things, to:
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
Our ability to renew our existing credit facility, which matures in September 2020, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
Behavioral advertising requires end-user information, and an inability to get that information could affect our business.
The more informed advertising is about its audience, the more valuable it is. Skywriting and highway billboards are examples of generalized advertising, casting a broad net across an undifferentiated audience in hopes of capturing a few of the viewers the advertiser hopes to reach. “Contextual” advertising attempts to reach audiences based upon inferences about their interests drawn by, for example, what websites they visit or apps they use. Programmatic advertising, facilitated by the ad tech ecosystem, enables more precise audience targeting, known as “behavioral” advertising. Publishers package information about their end users (e.g., geolocation data, browsing history) when requesting ads for the sites and apps visited by those end users, and buyers of that inventory use the end-user data provided by the publishers, together with any additional information they may have about the end users, to target their advertisements with greater precision than is possible without reliance upon end users’ attributes. This behavioral advertising is more effective and valuable for buyers than general or contextual advertising, resulting in more revenue for publishers. A key feature of the GDPR is that it treats much of the end-user information that is critical to programmatic digital advertising as “personal data” and therefore subject to significant conditions and restrictions on its collection and use. In addition, browsers and device manufacturers, such as Apple, Safari and Firefox, are limiting certain third- and first-party cookies, and may, in the future, limit certain user device information. This information is critical to the ad tech ecosystem, which uses it to help identify and track users. Without this end-user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less ad spend and revenue for us and other industry participants.
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
Near-term declines in EU-based ad spend and revenue remain possible, and long-term adverse effects are also possible.
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
Upon vesting of most restricted stock units or stock awards, we are required to deposit statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock. There were no common stock repurchases during the quarter ended September 30, 2018.

Item 5. Other Information
On September 26, 2018, we amended and restated our loan and security agreement with SVB (the "Loan Agreement"), which was scheduled to expire on September 27, 2018. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The amount available for borrowing as of September 30, 2018 is $30.0 million due to a $10.0 million reserve that will be released if we maintain positive Adjusted EBITDA for any trailing twelve-month period.
An unused revolver fee in the amount of 0.15% per annum of the average unused portion of the revolver line is charged and is payable monthly in arrears. We may elect for advances to bear interest calculated by reference to prime or LIBOR. If we elect LIBOR, amounts outstanding under the amended credit facility bear interest at a rate per annum equal to LIBOR plus 2.50% if a streamline period applies or LIBOR plus 4.00% if a streamline period does not apply. If we elect prime, advances bear interest at a rate of prime plus 0.50% if a streamline period applies or prime plus 2.00% if a streamline period does not apply. A streamline period is any period during which an event of default does not exist and our Adjusted Quick Ratio (as defined in the Loan Agreement) is at least 1.05 for each day in the preceding month.
The Loan Agreement is collateralized by security interests in substantially all of our assets. Subject to certain exceptions, the Loan Agreement restricts our ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. If a streamline period is not in effect, we are required to maintain a lockbox arrangement where customer payments received in the lockbox will immediately reduce the amounts outstanding on the credit facility.
The Loan Agreement requires us to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, we are required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month adjusted EBITDA is greater than $0. If our Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of September 30, 2018, our Adjusted Quick Ratio was 1.2, which is in compliance with the covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. We must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater.
The Loan Agreement also includes customary representations and warranties, affirmative covenants, and events of default, including events of default upon a change of control and material adverse change (as defined in the Loan Agreement). Following an event of default, SVB would be entitled to, among other things, accelerate payment of amounts due under the credit facility and exercise all rights of a secured creditor.

Item 6. Exhibits

Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).
10.1*	Amended and Restated Loan and Security Agreement, dated as of September 26, 2018, by and among Silicon Valley Bank, the Registrant, Rubicon Project Hopper, Inc., and Rubicon Project Bell, Inc.
10.2*	Second Amendment to Stock Pledge Agreement, dated as of September 26, 2018, by and between Silicon Valley Bank and the Registrant.
10.3*	The Rubicon Project, Inc. 2014 Employee Stock Purchase Plan, as amended and restated on July 26, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.def *	XBRL Taxonomy Definition Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
Date November 7, 2018