Form 10-K
period 2018-12-31
RUBICON PROJECT, INC.
filed 2019-02-27
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
 __________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 29, 2018, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the New York Stock Exchange on June 29, 2018) was approximately $138.7 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2019
Common Stock, $0.00001 par value	51,734,264

DOCUMENTS INCORPORATED BY REFERENCE

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 30, 2019

THE RUBICON PROJECT, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP net revenue, non-GAAP earnings (loss) per share, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, and private marketplace opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of our acquisition of nToggle and its traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video, and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefiting from supply path optimization; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to continue to grow and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our reliance on large sources of advertising demand;

•	our ability to maintain and grow a supply of advertising inventory from sellers and to fill the increased inventory;

•	the effect on the advertising market and our business from difficult economic conditions or uncertainty;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•	our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends;

•	the increased prevalence of header bidding and its effect on our competitive position;

•	uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, and video;

•	lower fees and take rate and the need to grow through advertising spend increases rather than fee increases;

•	our ability to compensate for a reduced take rate by increasing the volume and/or value of transactions on our platform and increasing our fill rate;

•	our vulnerability to the depletion of our cash resources as we incur additional investments in products and technology;

•	our ability to support our growth objectives with reduced resources from our cost reduction initiatives;

•	our ability to raise additional capital if needed and/or to renew our working capital line of credit;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising;

•	increased prevalence of ad blocking or cookie blocking technologies;

•	the slowing growth rate of online desktop display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook and Google);

•
the effects, including loss of market share, of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests from buyers and sellers for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms, and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

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
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including Quarterly Reports on Form 10-Q for 2019. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
We generate revenue from the buying and selling of digital advertising inventory transacted on our platform. Digital advertising inventory is created when users access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can place advertising, or paid impressions, for the seller to present to the user. The volume of paid impressions measured as a percentage of ad requests is referred to as fill rate. The price that buyers pay for each thousand paid impressions purchased is measured in units referred to as CPM. We refer to the total volume of spending between buyers and sellers on our platform as advertising spend. We keep a percentage of that advertising spend as a fee, and we pass the rest through to the seller. The fee that we retain from the gross advertising spend on our platform is our revenue. Our fee, measured as a percentage of advertising spend, is referred to as our take rate.
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
In 2016, we introduced our header bidding solution. In addition, we began to focus further on development of our video solution, helping grow our product footprint to allow our sellers to sell video advertising inventory across desktop or mobile platforms, and include instream, outstream and mobile-specific formats such as interstitials.
In 2017, we acquired nToggle, Inc. ("nToggle"), a provider of technology to make it easier and more cost effective for programmatic buyers to find the inventory they are looking for among the billions of bid requests they receive each day. Header bidding has dramatically increased the volume of bid requests sent to buyers, increasing buyers’ processing costs and making it more difficult for them to find the impressions they want. nToggle technology utilizes analytical and data science techniques to help shape real-time bidding requests, optimize traffic, and reduce the number of duplicates and irrelevant bid requests DSPs must process. The technology also helps us manage our infrastructure costs and increase our aggregate ingestion capacity by filtering out impressions that are not in demand before they are processed through the bid stream. The technology also allows us to optimize traffic toward DSPs and buyers based on their unique, historical buying behaviors, leading to an overall expansion of relevant bid requests to DSPs unable or unwilling to process the full stream of real-time bidding requests available from our platform.
In 2018, we made first-price our default auction dynamic for header bidding due to increased competition inherent in header bidding, which led other exchanges to submit bids on a first-price basis, rendering our second-price auction methodology less competitive. This allowed us to improve the rate at which we win header-bidding auctions. To support buyers that needed some time to adapt their systems and bidding strategies to first-price auction dynamics, or may not want to make those adaptations themselves, we developed our Estimated Market Rate (“EMR”) feature. This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers avoid overpaying for impressions while providing sellers with more stable, predictable demand.
We operate our business on a worldwide basis, with an established operating presence in North America and Europe and a developing presence in Asia, Australia, and South America. Substantially all of our assets are U.S. assets. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
Recent Developments
The ad tech market is demanding more efficiency and lower cost from intermediaries like us. In an effort to be more competitive in attracting demand and capturing inventory supply, we made a strategic decision in mid-2017 to reduce the fees we charged buyers in OMP transactions. In addition, in 2017 our business mix shifted to a higher proportion of header bidding transactions, and we charged lower buyer fees for header bidding transactions in order to pass higher bids to the downstream decisioning process. Finally, in response to increasing market pressure and in an effort to be more competitive, on November 1, 2017, we eliminated our buyer transaction fees altogether. Throughout 2018, our focus was to increase the volume of transactions we process in order to offset the lower fees.
Buyer transaction fees represented approximately 49% of our revenue for the first ten months of 2017, which is the period during which we charged buyer fees in 2017, and represented approximately 43% of our revenue in 2017. Consequently, the elimination of our buyer transaction fees had a severe adverse effect on our revenue and margins since there were no buyer fees included in revenue for 2018. A critical part of our plan to adjust to our lower take rates is to increase advertising spending on our platform and operate with improved efficiency that will support lower margins. To increase our advertising spend, we have taken steps to increase significantly the ad requests coming from our seller clients. Our plans for increasing our inventory volumes have included active pursuit of more direct relationships with sellers, particularly of mobile, video, and PMP impressions, which are areas of industry growth. We have increased our access to ad requests that might not otherwise be accessible to us by utilizing header bidding technologies, including our own solution built on the Prebid open source architecture we helped advance, as well as third-party wrappers, and also integrating with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory.
The industry-wide growth of header bidding has given us access to more advertising inventory, but has also exposed inventory to more competing sources of demand. As a result, we have significantly lower fill rates for header bidding transactions, and as the percentage of our overall transactions conducted through header bidding increases, our overall fill rates decrease. In an effort to increase our header bidding fill rates, in addition to our plans described above, we have made adjustments to our auction dynamics in header bidding transactions such as reducing timeouts, working with publishers to fix legacy publisher RTB rules files, increasing the number of user match rates across multiple devices, and fixed other technical mapping related issues. Historically, we conducted our RTB auctions based upon second-price principles, consistent with widespread industry practice. However, as header bidding increased competition for available inventory, some competing exchanges began submitting bids in header bidding auctions on a first-price or modified-first-price basis to increase their chances of winning. This put our buyers at a competitive disadvantage in these transactions and also created some confusion in the market, as it was often unclear how competing buyers were formulating their bids. In an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, effective as of January 22, 2018, we made first price our default auction dynamic for header bidding transactions. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. Because buyers may need some time to adapt their systems and bidding strategies to first-price auction dynamics, or may not wish to make those adaptations themselves, we have implemented an optional feature called EMR, described above.
Supply Path Optimization, or SPO, is a new practice emerging in 2018 referring to the practice of deliberately choosing a specific source of supply through which buyers will procure their media. SPO is important to buyers because it can help reduce their costs and gain efficiencies, and largely because of header bidding, they are able to choose the best partner (or small number of partners) without limiting the available inventory to bid on. There are a number of criteria that buyers use to evaluate supply partners, including transparency, cost, the quality of the inventory, and whether or not a supply partner meets standards around ads.txt compliance, GDPR compliance, brand safety, and remediation of fraudulent traffic. We believe we are well positioned to benefit from supply path optimization due to being a lower-cost provider as a result of the removal of buyer fees, our EMR feature, our transparency, and our brand safety measures.
While we work to increase the volume of transactions on our exchange and compete more effectively, we must operate efficiently to relieve the pressure on our margins and cash resources that has resulted from our fee reductions and increased infrastructure required to support the increased volume of bid requests generated through header bidding and the increased volume of transactions that our growth plans require. We believe that increasing our revenue through transaction volume while still offering competitive fees to our buyers and sellers, paired with cost reduction measures we undertook in 2018 and ongoing cost discipline, will establish us as a lower cost exchange. Our cost reduction measures have included headcount reductions of approximately 250 people since late 2016, including approximately 100 people in 2018, driving an overall workforce reduction of 39% from September 30, 2016 to December 31, 2018. In the first quarter of 2018, we undertook various cost control initiatives including reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects (see Note 14 of our "Notes to Consolidated Financial Statements"). As a result of our 2018 workforce reductions, combined with other non-headcount related operating expense reductions we undertook, we achieved our target of positive adjusted EBITDA in the fourth quarter of 2018. In addition, we have reduced our capital expenditures to $19.9 million in 2018, which is less than half of the $40.4 million in capital expenditures incurred in 2017. We will continue to pursue increased automation and efficiency across all aspects of the company, including our technology stack.
As a result of these efforts to increase the volume of advertising inventory transacted on our platform, we increased our advertising spend from $837.2 million in 2017 to $992.1 million in 2018. We have also been able to increase our revenue throughout 2018, despite a year-over-year decrease from 2017 due to the inclusion of revenue from buyer fees for the majority of 2017. Between continuing to generate increased advertising spend and stabilizing our take rate, we believe we are positioning ourselves for year-over-year revenue growth in future periods.
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

•
Increasing Privacy Demands. Privacy protection is becoming increasingly important to regulators, technology platforms, web and mobile browser applications and users on a regional and global basis, requiring constant adaptation to comply with legal and self-regulatory requirements while effectively matching buyers and sellers of inventory.

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
Serving a Broad Universe of Buyers and Sellers Across a Full Spectrum of Inventory Types, Advertising Units, and Channels Creates Network Effects
By accommodating a full spectrum of digital advertising inventory through various transaction types across multiple channels, our solution brings value to both buyers and sellers. Our sellers gain instant access to the world’s largest automated digital advertising buyers, including hundreds of DSPs with the flexibility to sell their advertising inventory in an automated fashion on an impression-by-impression basis, such as with OMP, in bulk, or in PMP transactions pursuant to arrangements directly between the seller and the buyer. Our buyers gain the ability to fulfill their audience needs in a cost-effective manner. Large numbers of diverse sellers on our platform attract more buyers and vice versa, resulting in a self-reinforcing network effect that adds value for all our clients and creates a strong platform for growth.
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
Big Data Analytics and Machine-Learning Algorithms
A core aspect of our value proposition is our big data and machine-learning platform that is able to discover unique insights from our massive data repositories containing proprietary information on ad requests, bid requests, bid responses, and served advertisements. Our systems collect and analyze variable pieces of information such as pricing of advertisements, historical clearing prices, bid responses, what types of ads are allowed on a particular website, which sellers’ websites a buyer prefers, what ad formats are available to be served, advertisement size and location, user location, which users a buyer wants to target, how many ads the user has seen, browser or device information, and sellers’ proprietary data about users. Our access to data puts us in a unique position to develop differentiated insights to help both buyers and sellers, and we have developed proprietary machine-learning algorithms that analyze trillions of these data points to enable our solution to make data-driven decisions in real time and to process high volumes of bid requests and responses. Our solution is constantly self-improving as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher-quality matching between buyers and sellers. This traffic optimization toward our DSP partners and buyers coupled with more aggressive filtering of non-monetizable traffic improves return on investment for buyers and increases revenue for sellers, which in turn attracts more buyers and sellers to our platform. We believe this self-reinforcing dynamic contributes to the dual network effects described above, creating a strong platform for growth.

Header Bidding Solution
Header bidding is effectively a change in the auction process by which, instead of allocating an impression to one exchange running a single auction, a publisher exposes the impression to multiple exchanges, each of which generally selects a winning bid through its own initial auction and passes that winning bid into a secondary auction to compete for the impression with all other participating exchanges’ bids. Sellers first embraced header bidding using a client-side solution, in which the browser of the user creating the impression runs the secondary auction. This solution increases competition for impressions and raises impression prices, but burdening the browser to perform the secondary auction increases load time for content and causes delays during execution.
An emerging alternative header bidding protocol uses a server to conduct the secondary auction, which can reduce load times but presents its own challenges. Adding an additional step between the user’s browser and the demand source can cause increased latency and limit the amount of user data that is transmitted, contributing to difficulties in user data synchronizing and resulting in adverse effects on audience targeting. Server-side technology also significantly increases the volume of demand sources that can be accommodated, resulting in increased competition for impressions. Further, the host of the server used in a particular transaction has an advantage in user sync with its demand sources, at least until some form of universal user identification approach gains significant market adoption.
In 2016, we entered the client-side header bidding space with our client-side solution, which we referred to as FastLane. In 2017, we began working on server-side header bidding and supported an open source industry solution we helped advance called Prebid. In October 2017, we launched our own open source server-side header bidding solution, which integrates with Prebid. Using these technologies, we are executing header bidding secondary auctions on behalf of our seller clients that implement our solution. To further the open source initiative, in 2017 we also helped to launch Prebid.org, Inc., an independent organization dedicated to the development and promotion of open-source header bidding solutions and other open-source tools to drive publisher monetization. There are two other primary server-side solutions, one provided by Amazon (called Amazon A9) and one provided by Google (called Google EB), and we are integrated with both. We believe the various header bidding alternatives we offer, our buyer reach and scale, our buying efficiency, and our machine learning capabilities put us in a strong position to compete for seller impressions, and we expect each of these header bidding solutions to deliver a meaningful volume of impressions.
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

•
Increasing Inventory Supply. Increased transaction volume begins with ad requests from sellers, which represent the inventory available for buyers to purchase on our platform. Our plan for increasing our inventory volumes includes active pursuit of more direct relationships with sellers, particularly of mobile, video, and PMP impressions, which are areas of industry growth, and expanding seller tools. Our own header bidding solutions are an important element of our offering to large sellers. We also access ad requests that might not otherwise be accessible to us by connecting to third-party header bidding solutions such as Google EB and Amazon A9, as well as other third-party wrappers, and also integrate through our server-to-server xAPI technology with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory.

•
Elimination of Buyer Fees. During 2017, we reduced and ultimately eliminated the transaction fees we previously charged buyers for OMP transactions. As a result, our total take rate was approximately 11.6% as we exited 2017, which did not include any buyer fees. We believe our pricing is now competitive, and our low fees are intended to address the market's demand for lower costs and to attract more inventory and spending to our platform. Elimination of buyer fees also allows us to pass higher bids to the downstream auction in header bidding transactions, which should improve our fill rate. In addition, elimination of our buyer fees, as well as the auction dynamics and bid filtering described immediately below, reflect our intensified focus on buyers, which, through “supply path optimization” initiatives, are expected to concentrate their spending to fewer more efficient sources of advertising inventory.

•
More Competitive Auction Dynamics. Increased competition inherent in header bidding led other exchanges to submit bids on a first-price basis, rendering our second-price auction methodology less competitive. Therefore, effective as of January 22, 2018, we made first-price our default auction dynamic for header bidding transactions, which has improved the rate at which we win header-bidding auctions. To support buyers that need some time to adapt their systems and bidding strategies to first-price auction dynamics, or may not wish to make those adaptations themselves, we provide our EMR feature.

•
Bid Filtering. We continue to improve our fill rate by using the technology we acquired from nToggle to filter out low-quality impressions so that a higher proportion of the ad requests on our platform are of interest to our buyers, and to analyze market dynamics to optimize impressions toward our buyers, enabling them to identify and purchase the impressions they want more efficiently. In addition, we expect the nToggle filtering technology to help us and our buyers control the processing costs associated with higher volumes of ad requests and bid requests.

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
Focus on emerging ad units, channels, and transaction types
Our business historically consisted largely of OMP transactions conducted through an ad server waterfall for desktop display advertising, which has declined significantly. In order for us to grow and compete effectively, we must continue to focus on areas of the digital advertising business that are experiencing growth and to adapt to evolution in the business.

•
Mobile. We believe we can significantly expand the penetration of our mobile offerings among buyer and seller clients by creating and introducing new mobile ad formats, growing mobile advertising by brands with better measurement and decisioning data, and leveraging header bidding to improve returns for developers. Mobile includes mobile web pages as well as mobile applications.

•
Audiences. We aim to develop technology to enable buyers and sellers to safely leverage their first-party data assets and third-party data assets in our platform to increase the value of sellers' inventory and the precision of buyers' targeting efforts, and to drive more precise matching of buyer demand to seller inventory. As the world continues to move more toward an app-centric consumption of the Internet, our concept of identity is evolving away from the browser cookie and into more sophisticated ID-agnostic systems and technology.

•
Header Bidding. We will invest in continued improvement in our header bidding capabilities, including through support of open-source wrapper technologies that eliminate exchange bias, expand support for major third-party header bidding technologies and additional formats to maximize access to inventory supply, and develop enhanced customer service capabilities.

•	Private Marketplace. We will continue to invest in our PMP solution, which we believe is well-positioned to take advantage of increased industry demand for PMP transactions.

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

Technology and Development
To support our solution, we have developed globally distributed infrastructure hosted at data centers in the U.S., Europe, and Asia that run our proprietary software and process privacy-enabled user data, including analytics and decision-making algorithms, and store, manage, and process rules set by buyers and sellers and data about demographics, economics, timing, and preferences. Our hardware provides significant scale and is programmed for high-frequency, low-latency transactions. Its massive scale supports the volume, diversity, and complexity of buyers’ bids on sellers’ advertising inventory to increase market liquidity, and it achieves improved auction pricing using our machine-learning algorithms. This infrastructure is supported by a real-time data pipeline, a system that quickly moves volumes of data generated by our business into reporting and machine learning systems that allow usage both internally and by buyers and sellers. It also is supported by a 24-hour Network Operations Center, which provides failure protection by monitoring and rerouting traffic in the event of equipment failure or network performance issues between buyers and our marketplace.
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
We believe that continued investment in our platform, including its technologies and functionalities, is critical to our success and long-term growth. We therefore expect technology and development expenses to increase as we continue to invest in technology infrastructure to support an increased volume of advertising spending on our platform and international expansion, migrate some of our infrastructure to the cloud, and expand our engineering and technology teams to maintain and support our technology and development efforts. We also intend to invest in new and enhanced technologies and functionalities to enhance our platform and further automate our business processes with the goal of enhancing our future profitability.
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
Competition
Our industry is highly competitive. Overall digital advertising spending is highly concentrated in a small number of very large companies that have their own inventory, including Google and Facebook, and increasingly Amazon, with which we compete for digital advertising inventory and demand. These companies are formidable competitors due to their huge resources and direct user relationships. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, or SSPs, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and advertising inventory buyers are increasingly demanding more transparency and lower transaction costs and establishing relationships directly with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in terms of scope, ease of use, scalability, speed, price, inventory quality, brand security, customer service, and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment.
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
Overall our revenue decreased 20% from $155.5 million in 2017 to $124.7 million in 2018, which reflects the impact of our buyer fee elimination, partially offset by growth in ad spend. Our overall take rate in 2018 declined to 12.6% compared to 18.5% in 2017 and 25.0% in 2016. We exited 2018 at approximately 13.6% compared to 11.6% at the end of 2017. Our exit take rate in December 2018 is higher due primarily to seller pricing improvements negotiated during the year. We believe this take rate puts us in a favorable competitive position in terms of pricing, but it is uncertain whether it represents a sustainable competitive advantage or if we can increase our transaction volume enough to compensate for lower prices.

Our Team and Culture
Our team draws from a broad spectrum of experience, including data science, machine-learning algorithms, auctions, infrastructure, software development, and from experienced managers on the seller and buyer sides.
We focus heavily upon developing and maintaining a company culture that supports our goals. We strive to make our company an exciting place to work, not just a “job.” We reward team and individual excellence and constantly strive to build a stronger, more innovative team and a consistent culture across all our locations.
As of December 31, 2018, we had 409 full-time employees. In addition to the United States, we have personnel and operations in England, Canada, France, Australia, Germany, Italy, Japan, Singapore, and Brazil.
Our Intellectual Property
Our proprietary technologies are important and we rely upon trade secret, trademark, copyright, and patent laws in the United States and abroad to establish and protect our intellectual property and protect our proprietary technologies.
We have several issued patents and pending patent applications, some of which may ultimately be abandoned if we determine that the cost of prosecution or maintenance does not justify the utility of receiving the patent. None of these patents has been litigated and we are not licensing any of the patents, and we do not believe that any individual patent or patent application is material to our business. Their importance to our business is uncertain and there are no guarantees that any of the patents will serve as protection for our technology or market in the United States or any other country in which an application has been filed.
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
On the buy-side of our business, while demand for advertising inventory is diffuse, spending by advertisers on digital advertising inventory has historically been channeled through intermediaries, including principally advertising agencies and DSPs, both of which are important to us. We have generated a majority of our revenue through OMP, and most OMP inventory purchases are executed by a relatively small number of DSPs that have the bidding technologies, data assets, and client bases necessary to enable them to execute OMP purchases at scale on behalf of their clients. We have relationships with almost all of these major DSPs, but because there are relatively few of them, each of these relationships is important to us because it represents a source of demand that could be difficult for us to replace. Similarly, the majority of supply to date on our PMP product has been by a relatively small number of sellers. Creating new seller clients and expanding our business with existing seller clients is important to our growth, and the loss of any seller clients could adversely affect our PMP business. In addition, because large agencies often spend through multiple DSPs, new or enhanced agency relationships can result in increased spending on our platform by multiple DSPs, while a decrease in business or a decline in our relationship with a single agency can result in reduced spending by multiple DSPs. We are working to develop relationships directly with advertisers, to supplement their DSP and agency relationships and also to encourage them to influence their DSPs and agencies to route their spending through our platform.
On the sell-side of our business, while we work with many clients, a relatively small number of them provide a large share of the unique user audiences accessible by buyers. In addition, most of the application providers that make inventory available through our platform utilize system development kits ("SDKs") and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in a material reduction of the amount of mobile inventory available through our platform. We encourage application developers to use our own SDK when appropriate, but it is difficult to displace existing SDKs.

Our contracts with buyers and sellers generally do not provide for any minimum volumes and may be terminated on relatively short notice. Buyer and seller needs and plans can change quickly, and buyers and sellers are free to terminate their arrangements with us or direct their spending and inventory to competing sources of inventory and demand, quickly and without penalty. Loss of a major buyer could result in a decrease of demand on our platform, and loss of a major seller could result in decrease of inventory available on our platform. Despite such losses, there could still be adequate demand and inventory supply on our platform to sustain and grow our revenue, so it is not necessarily the case that loss of a buyer or seller equates to loss of revenue. However, loss of unique inventory and loss of any demand could result directly in revenue loss. In addition, just as growth in the inventory strengthens buyer activity in a network effect, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our RTB auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate.
Because of these factors, we seek to expand and diversify our client relationships. In particular, as part of our strategy to increase the volume of advertising inventory on our exchange, we are continuing relationships with aggregators of inventory and with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory. These relationships represent additional risks in terms of inventory quality, transaction discrepancies, and collections, and may be less profitable because we may be required to compensate these partners or share the fees available for intermediaries in these transactions, and may incur higher serving costs relative to revenue.
Geographic Scope of Our Operations
Our international operations and expansion plans expose us to various risks. International operations require significant investment in developing the technology infrastructure necessary to deliver our solution and establishing sales, delivery, support, and administrative capabilities in the countries where we operate. We face staffing challenges, including difficulty in recruiting, retaining, and managing a diverse and distributed workforce across time zones, cultures, and languages. We must also adapt our practices to satisfy local requirements and standards (including differing privacy requirements that are sometimes more stringent than in the U.S.), and manage the effects of global and regional recessions and economic and political instability. Transactions denominated in various non-U.S. currencies expose us to potentially unfavorable changes in exchange rates and added transaction costs. Foreign operations expose us to potentially adverse tax consequences in the United States and abroad and costs and restrictions affecting the repatriation of funds to the United States. For detailed information regarding our revenue and property and equipment, net by geographical region, see Note 4 and Note 7 of the "Notes to Consolidated Financial Statements."
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
Regulation
Behavioral or personalized advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of technology (including "cookies") to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.
We provide this notice through our privacy policy, which can be found on our website at http://www.rubiconproject.com/privacy. As stated in our privacy policy, our technology platform does not collect information, such as name, address, or phone number, that can be used directly to identify a real person, and we take steps not to collect and store such information from any source. Instead, we rely on IP addresses, geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. This type of information is considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personal data varies by country, and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.
There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act ("COPPA"), imposes restrictions on the collection and use of data about users of child-directed websites. To comply with COPPA, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve personalized advertisements on child-directed sites, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child-directed sites, and (iv) limits the data that we collect and use on such child-directed sites.
The use of and transfer of personal data in EU member states is currently governed by the General Data Protection Regulation (the "GDPR"). The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies for reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the European Union is expected to replace the EU ePrivacy Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation propose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the ePrivacy Directive.
The GDPR also prohibits the transfer of personal data of EU subjects outside of the European Economic Area ("EEA"), unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on certain compliance measures that are currently subject to legal challenge, and which directly subject us to regulatory enforcement by data protection authorities located in the European Union and the United States. By relying on these compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, to the extent any of the legal challenges to these compliance measures are successful, this could invalidate our approach to data export from the EEA. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure.
The UK's decision to leave the European Union may add cost and complexity to our compliance efforts. The UK is an important geography for us. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.
Additionally, our compliance with our privacy policies and our general consumer privacy practices are also subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.
Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau ("IAB"), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver personalized advertisements. We also allow consumers to opt-out from the use of data we collect for purposes of behavioral advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.
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
Working Capital Requirements
Our revenue is generated from advertising spend transacted on our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. We attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, growth and increased competitive pressure in the digital advertising industry are causing brand spenders to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to challenge some details of our invoices or to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from buyers. This may result in additional cash expenditures and cause us to forgo or defer other more productive uses of that working capital.
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

Buyer transaction fees represented approximately 49% of our revenue for the first ten months of 2017, which is the period during which we charged buyer fees in 2017, and represented approximately 43% of our revenue in 2017. Consequently, the elimination of our buyer transaction fees has had a severe adverse effect on our revenue and margins. We must continue to increase transactional activity on our platform dramatically to make up for this lost revenue and maintain growth. A critical part of our plan to adjust to our lower take rates is to increase advertising spending on our platform and operate with improved efficiency that will support lower margins. To increase our advertising spend, we are taking steps to increase significantly the ad requests coming from our seller clients, which represent inventory available for purchase on our platform, and to increase the percentage of ad requests that we convert into successful transactions (fill rate). We have seen success in growing our share of ad requests, but with additional ad requests comes increased serving costs, lower fill rates, and potentially lower inventory quality. Our plans for increasing our inventory volumes include active pursuit of more direct relationships with sellers, particularly of mobile, video, and PMP impressions, which are areas of industry growth. We also plan to access ad requests that might not otherwise be accessible to us by utilizing emerging header bidding technologies, including third-party wrappers, and also integrating with large sources of supply that have their own monetization capabilities but also allow third parties to connect to their exchanges and bid on their inventory. We continue to use the technology we acquired from nToggle to improve our fill rate by filtering out low-quality impressions so a higher proportion of the ad requests on our platform are of interest to our buyers. In addition, the nToggle filtering technology is helping us and our buyers control the processing costs associated with the growing volume of ad requests. These efforts require us to expend a significant amount of time and resources and may ultimately prove to be ineffective and it may be possible that we are filtering traffic that would otherwise be monetizable.
We may not succeed in continuing to increase the inventory on our platform or improving fill rates for various reasons. Competitors could match our price reductions and develop their own filtering capabilities, thereby reducing the competitive advantage we seek to develop. Sellers could decide to reduce the number of exchanges with which they integrate and choose competitors over us. Large sources of supply that have their own monetization capabilities and also allow us to connect to their exchanges and bid on their inventory could reduce or eliminate our access to their inventories. Providers of third-party header bidding solutions could impose prohibitive terms. Much of our inventory growth has been through header bidding or other downstream decisioning arrangements; we must compete effectively with other sources of demand to purchase that inventory, which may be difficult if competitors have more robust demand or more effective technology or offer better pricing or service. In addition, operating at higher volumes with lower margins requires scale and efficiency, and we could have difficulty competing successfully with our largest competitors if the market evolves to aggressive price-cutting. If we are unable to compensate for our price reductions by continuing to increase advertising spend on our platform, our revenue will decline, we will not be able to grow our business, our cash resources may be depleted, and we may be forced to seek additional capital to support our business and operations.
While we work to increase the volume of transactions on our exchange, we must operate more cost-effectively to relieve the pressure on our margins and cash resources that has resulted from our price reductions. We must achieve overall cost controls despite the additional investments in technology and data processing capabilities required to support the increased volume of transactions on our exchange that our growth plans require. Therefore, in addition to the pursuit of our growth strategies, we are pursuing various cost-control measures. We are undertaking efficiency initiatives including increased automation, bid filtering, office consolidation, reduction in general and administrative expenses, and other measures, all of which involve operational tradeoffs and involve risk, including increased risk of administrative error due to reduced staffing levels. If we are not able to improve the efficiency of our operations and succeed with our growth strategies, our business may not be viable. If we are required to cut costs further in order to remain competitive, we may have difficult identifying and implementing significant additional cost reduction measures without adversely impacting our operations and our ability to provide competitive services to our clients.
We must grow rapidly to remain a market leader and to accomplish our strategic objectives. In order to meet our growth objectives, we will need to rely upon our ability to innovate, the continued adoption of our solution by buyers and sellers for higher value advertising inventory, the extension of our solution into evolving digital media, continued growth into new geographic markets, shift of our business mix to emphasize higher growth channels and ad units, and the implementation of new offerings. If we fail to grow, the value of our company may decline.
We must continue growing to keep pace with the growth and change in our market and to compete effectively. Growth depends upon the quality of our strategic vision and planning and our ability to compete effectively and meet the evolving needs of our clients. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will be unable to recover and achieve our objectives.
Historically, real-time bidding, or RTB, open-market transactions, particularly for desktop display advertising, have provided most of the activity on our platform. We expect our historical open-market RTB desktop display advertising business to continue to be an important source of revenue for us, but consistent with market trends, our RTB desktop display business has declined significantly as other transaction types and channels have absorbed a greater share of advertising spend. In addition, our share of the RTB desktop display market has diminished, largely because header bidding has allowed more parties to compete for this inventory.

Accordingly, our RTB desktop display business cannot be relied upon to drive growth. In order for us to grow and compete effectively, we must continue to increase our business in other transaction types, such as PMP transactions, other channels, such as mobile, and other advertising formats, all of which are growth areas in the market, innovate to adapt to changing market conditions, further increase our international business in existing and new markets, and significantly expand the use of our PMP offerings. Mobile, video, and other emerging digital platforms require different technology and business expertise than display advertising, and also present other challenges that may be difficult for us to overcome, including inventory quality issues. Many of our competitors in these emerging platforms have a significant head start in terms of technology, buyer or seller relationships, and the scope of their product offerings. Furthermore, a growing percentage of online and mobile advertising spending is captured by owned and operated sites (such as Facebook and Google). Our business model may not translate well into higher-value advertising due to market resistance or other factors, and we may not be able to innovate quickly or successfully enough to compete effectively on new platforms, or to adapt our solution and infrastructure to international markets.
Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs, regulatory changes, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. Our future success will depend in part upon our ability to enhance our existing solution and to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements. Our solutions are complex and can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability; we may encounter unanticipated difficulties that require us to re-direct, scale back, or modify our efforts. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning, and can result in acceleration of some initiatives and delay of others. We have expanded our use of outsourced software development, which may put the company at greater risk with respect to our technology development because we may have less control over the performance of outside programmers and we may be at greater risk of losing their services. If we do not manage our development efforts efficiently and effectively, we may fail to produce solutions that respond appropriately to the needs of buyers and sellers, and competitors may more successfully develop responsive offerings. If our solution is competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration.
The emergence of header bidding may reduce the value of inventory available to us from sellers, and our header bidding solution may not result in revenue growth and may cause infrastructure strain and added cost.
Sellers have embraced header bidding, a technology solution by which impressions that would have previously been exposed to different potential sources of demand in a sequence dictated by ad server priorities are instead available for concurrent competitive bidding by demand sources. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. However, the number of demand sources that sellers accept is limited because too many header bidding integrations can cause delays in the transaction execution process, and therefore we must compete with other demand sources for allocations within a sellers' header bidding solution. With sellers that integrate with us as a demand source within their header bidding solution, we may be able to participate in improved demand dynamics by competing for impressions that would previously have been allocated first to demand sources prioritized above us in the seller's ad server, with accompanying potential for improved revenue. However, some sellers may not choose to do so, and our opportunities with those sellers may be impaired as a result. Certain sources of demand with unique value propositions may be prioritized by sellers in their header bidding implementation, leaving us to compete with other competitors for the remainder. Further, header bidding allows smaller competitors with less demand and/or fewer established seller relationships to compete for higher-value impressions on a more even footing. Just as header bidding allows us to compete with demand sources that would previously have been above us in sellers' ad server sequences, it exposes us to additional competition by demand sources that, prior to the emergence of header bidding, might have been below us in the sellers' ad server sequences or otherwise unable to compete effectively for inventory. This has contributed to our loss of market share for RTB desktop display inventory.
We have increased the number of installations of our header bidding solution with sellers. However, the productivity of our implementations to date has varied among sellers as a result of factors over which we have limited control, including seller systems and capabilities, technical proficiency of seller implementations, and third-party code that sellers load onto their pages. As a result, many implementations require individualized adaptation and troubleshooting. Because header bidding has typically relied upon the consumer’s browser for execution, header bidding auctions can fail if the consumer’s browser is not updated or if the consumer’s internet connection is slow, and header bidding can cause increased load times for content, adversely affecting user experience. Mobile browsers present additional difficulties. One alternative is to migrate functionality away from the client-side to the server-

side, which is more highly controlled and should support faster load times. We are pursuing server-side solutions, but they present their own challenges. Adding an additional step between the user’s browser and the demand source can cause increased latency and limit the amount of user data that is transmitted, contributing to difficulties in user data syncing and resulting adverse effects on audience targeting. Server-side technology also significantly increases the volume of demand sources that can be accommodated, resulting in increased competition for impressions. Further, the exchange hosting the server-side technology used in a particular transaction has an advantage in user sync with its demand sources, at least until some form of universal user identification approach gains significant market adoption. In the future, we plan to host more server-side header bidding solutions for our sellers, but this will increase our infrastructure costs, which we will not recover without increasing our fill rates.
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
Our technology must scale to process the increased ad requests on our platform. Additionally, for each individual advertising impression created when a user visits a website or uses an application where our auctions technology is integrated, our technology must send bid requests to appropriate buyers, receive and process their responses, select a winner, and, increasingly, integrate with downstream decisioning systems. It must perform these transactions end-to-end within milliseconds. We must continue to increase the capacity of our platform to support our high-volume strategy, to cope with increased data volumes and parties resulting from header bidding, and an increasing variety of advertising formats and platforms, and to maintain a stable service infrastructure and reliable service delivery. Delivering this increased capacity while concurrently reducing organizational costs to help compensate for our reduced revenue base will require us to implement more efficient data processing and traffic filtering. If we are unable, for cost or other reasons, to effectively increase the capacity of our platform, continue to process transactions at fast enough speeds, and support emerging advertising formats or services preferred by buyers, our revenue may be adversely affected by the inability to obtain new buyers or sellers, loss of existing buyers or sellers, or failure to process auction transactions in a timely manner. We expect to continue to invest in our platform to meet increasing demand. Such investment may negatively affect our profitability and results of operations, or cause dilution to our stockholders.
Our belief that there is significant and growing demand for private marketplace solutions may be inaccurate, and we may not realize a return from our investments in that area.
We believe there is significant and growing demand for PMPs, and we have made significant investments to meet that demand and grow our market share of PMPs. PMPs may involve lower fees than we can charge for our real-time bidding services, which may not be fully offset by anticipated higher CPMs. In some cases, we have experienced fee pressure as we have built out our PMP offering, and we expect this fee pressure to increase as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enter this business. Even if the market for these solutions develops as we anticipate, buyers and sellers might not embrace our offerings to the degree we expect due to various factors. For example, we may not be successful in building out these offerings consistent with our vision, or competitive offerings may be offered at lower prices or be perceived as having better features and functionality. We may also be unable to scale our solution to markets outside of the United States due to local currency or other specific regulatory or operational requirements that we are unable to comply with. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our PMP offerings on our results of operations may be offset or negated if PMPs cannibalize our open marketplace transaction volumes, by similar offerings from our competitors, or other adverse developments.
Our expectations regarding the growth prospects of our buyer offerings may be incorrect, and we may not realize a return from our investments in that area.
We compete for demand with well-established companies that have technological advantages stemming from their experience in the market. We must continue to adapt and improve our demand technology to compete effectively, and buyers may not embrace our offering due to various factors, including the perception that competitors have superior technology or produce better results. Buyers’ efforts to optimize their supply paths have resulted in demands for transparency, inventory quality accountability, and longer payment terms. Some buyers are demanding access to data that we are restricted from sharing by our arrangements with sellers. Providing transparency to our buyers could negatively affect our sellers if buyers favor inventory that have lower fees. These factors may make it difficult for us to increase our business with some buyers, cause some buyers to reduce their spending with us, and increase our costs of doing business.
We have invested heavily in our mobile technology, which poses additional risks that did not affect our legacy desktop display business. Mobile connected devices, their operating systems, Internet browsers, or content distribution channels, including those controlled by our competitors, may develop in ways that make it difficult for advertisements to be delivered to their users. Further, we rely upon relationships with third parties to provide our buyers with access to large numbers of mobile inventory sellers that utilize third-party technology to display ads. If our access to mobile inventory is limited by third-party technology or lack of direct relationships with mobile sellers, our ability to grow our business will be impaired.
Due to increased usage of mobile devices and resulting migration of advertising spending to mobile platforms, we have invested heavily in our mobile technology and are relying to a significant degree on our mobile offerings to fuel our continued growth. The mobile advertising market is growing and changing quickly, and technological, market, or regulatory developments could render our solution less competitive. Because mobile advertising uses different data-capture techniques and methods of recording payable transactions, caters to different buyer budgets, may require us to enter emerging markets in which we have less experience, including China and India, and involves development challenges imposed by differing technological requirements and standards, there can be no assurance that we will be successful in achieving our goals in this market. Moreover, buyers' spending to reach consumers through mobile advertising may evolve more slowly than expected, or not grow to levels we anticipate. Our mobile investment has been focused on real-time bidding of mobile impressions, and that market may not grow as we expect. Our mobile revenue growth depends to a significant degree on the success of our xAPI technology, which enables us to access inventory aggregated by third parties, and there can be no assurance that this technology will continue to work as anticipated, without costly bugs or errors. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile-connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities or by limiting access to Internet user data. Network carriers may also affect the ability to access specified content on mobile devices. If our solution is unable to work on these devices, operating systems, applications, or Internet browsers for any reason, our ability to generate revenue through mobile advertising could be significantly impaired.
Our growth depends upon our ability to attract and retain buyers and sellers and increase business with them. Buyers and sellers are free to direct their spending and inventory to competing sources of inventory and demand, and large competitors with direct mobile user relationships and proprietary first-party user data have invested early and heavily in mobile advertising solutions, have many established relationships with mobile buyers and sellers that may be difficult for us to replicate, and may provide more compelling solutions than we do. Most of the application providers selling inventory through our platform utilize software development kits, or SDKs, and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. If our relationships with these third parties terminate or if the scale of these third parties' business with application providers is reduced, if these third parties develop their own solutions that render ours obsolete, or if the third parties' clients begin transacting directly between each other rather than through the third party, the amount of mobile inventory available through our platform, could rapidly and significantly decline, which in turn would adversely affect our mobile advertising spend and growth prospects.
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
We reported net losses of $61.8 million, $154.8 million, and $18.1 million during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $315.6 million. During 2018, we were not able to sustain our earlier revenue growth and experienced significant declines in revenue and earnings for various reasons including our decisions to reduce and then eliminate our buyer fees. We have implemented strategic plans designed to reverse our financial declines and return to growth, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
Notwithstanding these measures, and the ad spend growth experienced in 2018, revenue may continue to decrease due to competitive pressures, maturation of our business, or other factors, and additional cost-reduction measures may be required even as we must continue to increase investment in technology in response to industry developments and to retain competitiveness. We may not be able to return to revenue growth or to achieve or sustain profitability in the future.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Various macro factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we do most of our business, instability in political or market conditions generally, and any changes in favorable tax treatment of advertising expenses and the deductibility thereof. Reductions in inventory due to loss of sellers could make our solution less robust and attractive to buyers.
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
We have had significant attrition, including through workforce reductions, and it may become increasingly difficult to retain employees given concerns about our financial performance and significant reduction in the value of equity compensation resulting from the significant decline we have experienced in the market value of our common stock. Significant changes in our personnel may make it difficult for us to maintain our institutional knowledge and corporate culture, which has materially contributed to our success in the past. If our culture and knowledge base are negatively affected, our ability to support our growth and innovation may diminish.
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
We face intense competition in the marketplace. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some competitors are able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to buyers or sellers of advertising (including inventory risk and the risk of having to pay sellers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some existing and potential buyers, have their own relationships with sellers or are seeking to establish such relationships, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers. Our business may suffer to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through other intermediaries other than us, reducing the amount of advertising spend on our platform. In addition, as a result of solutions introduced by us or our competitors, our marketplace will experience disruptions and changes in business models, which may result in our loss of buyers or sellers. Our innovation efforts may lead us to introduce new solutions that compete with our existing solutions. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, we could lose clients, market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.
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
As technology continues to improve and market factors continue to attract investment, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position through innovation, development and acquisitions. In order to compete effectively, we may need to innovate, further differentiate our offerings, and expand the scope of our operations more quickly than would be feasible through our own internal efforts. However, because some capabilities may reside only in a small number of companies, our ability to accomplish necessary expansion through acquisitions may be limited because available companies may not wish to be acquired or may be acquired by larger competitors with the resources to outbid us, or we may need to pay substantial premiums to acquire those businesses. Our ability to make strategic acquisitions has also been hampered by the significant decline we have experienced in the value of our common stock, because our stock may not be viewed favorably as acquisition currency by an acquisition target, and the lower our stock price, the more dilution results from stock-based acquisitions.
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
Our revenue is vulnerable to acts by third parties that reduce the amounts of spending or inventory available to us. For example, the amount of inventory available to independent platforms like us could be reduced as a result of decisions by Facebook to emphasize content viewable through its site or to favor friends-and-family type feeds over third-party properties, or decisions by Google to utilize its ad server advantages to outbid us and other competitors in open-market transactions. Similarly, decisions by buyers and sellers to transact directly rather than through us would tend to reduce both spending and inventory on our platform. Finally, nefarious, illegal, or disreputable acts by one or more of our competitors could affect the reputation and trustworthiness of the ad tech industry as a whole, which could negatively affect our revenue because buyers and sellers could decide to focus their activities on larger, more established industry participants.
Our business depends on our ability to collect and use data to deliver advertisements, and to disclose data relating to the performance of advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers, and revenue. Consumer tools, regulatory restrictions and technological limitations all threaten our ability to use and disclose data.
The more informed advertising is about its audience, the more valuable it is. Skywriting and highway billboards are examples of generalized advertising, casting a broad net across an undifferentiated audience in hopes of capturing a few of the viewers the advertiser hopes to reach. "Contextual" advertising attempts to reach audiences based upon inferences about their interests drawn by, for example, what websites they visit or apps they use. Programmatic advertising, facilitated by the ad tech ecosystem, enables more precise audience targeting, known as "behavioral" or "personalized" advertising. Behavioral advertising is more effective and valuable for buyers than general or contextual advertising, resulting in more revenue for publishers. In order to perform behavioral advertising, we and our clients must be permitted to use data in a variety of ways, as further set forth below.

As we process transactions through our solution, we are able to collect significant amounts of information about advertisements, their buyers and sellers, and the transactions themselves. This includes buyer and seller preferences and requirements for media and advertisement content and specifications such as placement, size and format; pricing of advertisements; and auction activity such as price floors, bid response behavior, and clearing prices. We also are able to collect certain information about users, including browser or device location and characteristics; online behavior; exposure to and interaction with advertisements; and inferential data about purchase intentions and preferences. We collect this data through various means, including from our own systems, pixels, web beacons, software development kits installed in mobile applications, and "cookies," which are small text files placed through an Internet browser on an Internet user's computer. Our sellers and buyers also may provide us with their proprietary data about users.

We aggregate this data over trillions of advertising impressions and analyze it in order to enhance our services, including the pricing, placement and scheduling of advertisements purchased by buyers across the advertising inventory provided by sellers. We also share this data, or analyses based upon the data, with clients as part of our services. Our ability to collect, use, and share data about advertising purchase and sale transactions and user behavior and interaction with content is critical to the value of our services, and any limitation on our data practices could impair our ability to deliver effective solutions that meet the needs of sellers and buyers of advertising, resulting in loss of volume and reduced pricing. Any restriction on the types of technology we use to capture user or inventory information could make placement of advertising through our solution less valuable, with commensurate reductions in revenue.
Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our solution. First, cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers allow Internet users to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the user intends to interact with) or third-party cookies (placed by parties, like Rubicon Project, that have no direct relationship with the user), and some browsers, such as Safari and Firefox, may block third-party cookies by default. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices based upon the Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on their device (and may, in the future, limit the use of mobile device identifiers for advertising). As a consequence, fewer of our cookies or sellers' cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business. If our ability to use cookies or identify Internet users is limited, transactions occurring through our solution would be executed with less insight into activity that has taken place by the user, reducing the accuracy of buyers' decisions about which inventory to purchase for an advertising campaign. We may be required to develop or obtain additional technologies to compensate for the lack of cookie data, which could be time consuming to develop or costly to obtain, less effective than our current use of cookies, and subject to additional regulation.
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
Further, much of the data we collect and use belongs to our buyers or sellers, and we receive their permission to use it. (Other data is subject to control by Internet users, either as a result of regulation or through choices such as behavioral advertising opt-outs or use of ad blocking technologies, as discussed below). We use data related to our buyers and sellers and their transactional activity on our platform to facilitate our services, but we must exercise care not to use this data in ways that provide unfair advantages to, or adversely affect, buyers or sellers. Although our sellers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, sellers or buyers might decide to restrict our collection or use of their data. There could be various reasons for this, including perceptions by buyers that their data can be used by sellers to extract higher prices for impressions, or perceptions by sellers that their data can be used by buyers to bid tactically to reduce pricing for impressions. Buyers and sellers may also request that we discontinue using data obtained from their transactions that has already been aggregated with other data. It would be costly and difficult, if not impossible, to comply with such requests. As consumers continue to increase their use of digital technology and to incorporate multiple devices into their lives, linking and using data across such devices will become increasingly important. Various challenges affect our ability to link data relating to discrete devices or browsers, including different technologies, increased user awareness and sensitivity regarding use of data about their device usage, and evolving regulatory and self-regulatory standards. These challenges may slow growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and buyers.
If cookies are replaced by alternative tracking mechanisms, our performance may decline and we may lose buyers and revenue.
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
If cookies are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace cookies with these new technologies. This may also diminish the quality or value of our services to buyers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from cookies.

Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.
Many local, state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for new regulation directed at the digital advertising industry in particular, and we expect to see an increase in legislation and regulation related to the collection and use of data to target advertisements and communicate with consumers—including the use of mobile device and cross-device data, geo-location data, anonymous Internet user data and unique device identifiers, such as IP address or mobile advertising identifiers—and the collection of data from apps and websites that are directed to children. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
Various federal privacy bills have been introduced in the U.S. Congress recently and a number of state legislatures, including California, have passed or are considering privacy bills. These regulations may place significant restrictions on the collection and use of certain types of data used for behavioral advertising. The FTC has issued guidance on how companies should apply privacy principles to tracking and delivering targeted advertisements to consumers across multiple devices. The FTC has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information (including certain anonymous information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children.
On June 28, 2018, California passed a privacy law in the California Consumer Privacy Act of 2018 ("CCPA"), which grants California residents certain rights with respect to their personal information. The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. The CCPA expands the definition of personal information, which captures the types of data that we collect, such as device identifiers and IP addresses. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States, similar to those provided under the GDPR. The law may also impose burdensome storage and compliance obligations on publishers and ad tech companies. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law is expected to take effect in 2020. The CCPA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities, and which may conflict with each other. If we are unable to comply with the CCPA or other related legislation in the future, we may be subject to regulatory or private investigations, and if we are unable to use information for behavioral advertising as we have in the past, our business could be materially affected.
In addition, the European Union has adopted the General Data Protection Regulation, Regulation (EU) 2016/679. A key feature of the GDPR is that it treats much of the end-user information that is critical to programmatic digital advertising as "personal data" and therefore subject to significant conditions and restrictions on its collection and use. Without this end-user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less ad spend and revenue for us and other industry participants. The GDPR also sets out higher potential liabilities for certain data protection violations and creates a greater compliance burden for us in the course of delivering our solution in Europe (as outlined further below). The regulatory climate in Europe, in particular, has grown increasingly unfavorable for advertising technology-based business. Regulators have expressed antipathy towards common technologies deployed in digital advertising and we anticipate increased regulatory scrutiny on the digital advertising industry as a whole.

Further, many governments are restricting the transmission or storage of information about individuals beyond their national borders. Such restrictions could, depending upon their scope, limit our ability to utilize technology infrastructure consolidation, redundancy, and load-balancing techniques, resulting in increased infrastructure costs, decreased operational efficiencies and performance, and increased risk of system failure.
These laws and regulations are continually evolving, not always clear, and not always consistent across the jurisdictions in which we do business. Any failure to protect, and comply with applicable laws and regulations or industry standards applicable to, personal data or other data relating to consumers could result in enforcement action against us, including fines, imprisonment of our officers, and public censure, claims for damages by consumers and other affected individuals, damage to our reputation, and loss of goodwill. This is particularly true given that the FTC, Attorneys General of various U.S. States and various international regulators (including numerous data protection authorities in the European Union), have specifically cited as enforcement priorities certain practices that relate to digital advertising. Even the perception of concerns relating to our collection, use, disclosure, processing, and retention of data, including our security measures applicable to the data we collect, whether or not valid, may harm our reputation

(and the reputation of the digital advertising ecosystem) and inhibit adoption of our solution by current and future buyers and sellers. We are aware of ongoing lawsuits filed against, or regulatory investigations into, companies in the digital advertising industry concerning various alleged violations of consumer protection, data protection, and computer crime laws, asserting various privacy-related theories. Any such proceedings brought against us could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services or the digital advertising industry at large, and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. We may also be contractually liable to indemnify and hold harmless buyers or sellers from the costs or consequences of litigation or regulatory investigations resulting from using our services or from the disclosure of confidential information, which could damage our reputation among our current and potential sellers or buyers, require significant expenditures of capital and other resources and cause us to lose business and revenue.
Legal and compliance uncertainties resulting from effectiveness of the GDPR may result in substantial risk to our ad spend and revenue.
The GDPR, which became effective on May 25, 2018, has imposed significant new regulatory requirements that are applicable to us as well as our clients and competitors. As is frequently the case with transformative new laws, some critical elements of the GDPR are still unclear, and consistent regulatory guidance has yet to be developed, and established industry compliance practices have yet to emerge. Compliance stakes are high because penalties for violation of the law can reach up to the greater of 20 million Euros or 4% of total worldwide annual turnover (revenue). Further, compliance is complicated by the potential for differing interpretation and enforcement of the GDPR by regulators in each of the EEA’s member states. The reach of the GDPR extends well beyond ad tech, but some observers believe that ad tech may become a special focus of enforcement due to the concerns many European privacy regulators have expressed about digital behavioral advertising.

If European publishers react by choosing to monetize their content through non-advertising-based methods (such as paid subscriptions), or reduce use of personal data subject to the GDPR in order to reduce compliance cost and risk, the volume and value of impressions available through our exchange would decrease, with potentially significant adverse consequences for our business. If we are subjected to regulatory investigations or private claims, we could face significant fines and losses, and our financial position could be materially affected. In addition, the GDPR permits some form of representative actions, which may be similar to class actions or collective actions in the United States. Allowing such representative actions may incentivize parties, organizations, and/or advocates to pursue private legal action relating to data protection violations more aggressively.

The GDPR generally prohibits the transfer of personal data of EU subjects outside of the European Union, unless a lawful data transfer solution has been implemented or a data transfer derogation applies.  The Rubicon Project, Inc. is established in the United States of America and has certified its compliance to the EU-US Privacy Shield.  The Privacy Shield is a privacy framework that the European Commission has declared provides "adequate" protection for personal data, and this enables The Rubicon Project, Inc. to receive personal data lawfully from the EU for as long as it complies with the Privacy Shield.  If The Rubicon Project, Inc. fails to comply with the Privacy Shield (or with EU data protection rules more generally), it risks investigation and sanction by EU or US regulatory authorities, include the Federal Trade Commission. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties.
Further, the Privacy Shield, as well as some alternative compliance measures that we may also use for extra-EU data transfers, such as EU Commission approved data export agreements called Standard Contractual Clauses, are facing legal and political challenges. For example, in July 2018, the EU Parliament called for the suspension of the EU-US Privacy Shield by September 1st, 2018, although this did not happen. Further, in Data Protection Commissioner v. Facebook and Maximillian Schrems, the question of whether Standard Contractual Clauses enable lawful transfers of personal data from the EU has been referred by the Irish High Court to the Court of Justice of the European Union. If these challenges successfully invalidate the Privacy Shield or the alternative compliance measures that we currently rely on or may choose to rely on in the future, it may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. Additionally, such an invalidation might affect our reputation with our clients, who may choose to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.

The GDPR imposes new requirements for end user consent and legal basis for data processing that are not yet well understood.

End-user consent to data collection through device access (including the placement of cookies) has been required for some time under the European Union Privacy and Electronic Communications Directive (Directive 2002/58/EC), commonly referred to as the "ePrivacy Directive," but the GDPR has added complexity and risk. End-user consent is difficult for ad tech intermediaries like us to obtain because we do not have direct relationships with such end users, so we have historically relied upon publishers to obtain consent for our technology under the ePrivacy Directive. To the extent any seller does not adequately satisfy their consent obligations for our technology, we may face regulatory risk. Further, emerging regulatory guidance has challenged this method of obtaining consent. To the extent we (and/or our buyers) are required to obtain or confirm consent directly from end users, our ability to use cookies or access devices within the EEA may become significantly restricted.

While simple click-through cookie banners on EU-based digital media properties had been the norm for ePrivacy Directive compliance, it may become more challenging to obtain valid consent from European end users because the GDPR will likely be interpreted to impose additional requirements applicable to end-user consents generally. In order to obtain valid consent, end users must be provided with increasingly granular data about cookies placed in the course of delivering an advertisement, including cookies placed by us, or by buyers using our technology. Providing this granular level of data may be difficult to do, considering user interface restrictions, and in some cases, may not be possible. Further, if consent mechanisms become too cumbersome or unwieldy, end users are more likely to decline. This may result in lower levels of users' consent for accessing of their devices and processing of their personal data. Without consent, our publishers may not attempt to monetize inventory associated with such end users at all, or pass that inventory to us without personal data, which will reduce the value of such inventory.

In 2018, IAB Europe released a tool, the Transparency and Consent Framework (the "TCF"), in order to assist publishers, advertisers and advertising technology providers, with the process of obtaining consent from end users in accordance with the GDPR (and also to provide end users with greater transparency in the advertising chain). In order for a publisher to use this tool, it must implement a "consent management provider" (CMP) to notify end users about the vendors that may access their personal data and their intended uses. The CMP then generates a consent string to distribute information to vendors about the end user’s consent preferences. There is limited guidance regarding proper implementation of the tool and some publishers and ad tech providers may not be using the tool or interpreting consent signals correctly. The TCF continues to evolve and we will need to devote internal resources to support any additional requirements imposed by the TCF (and possibly other consent tools). It is also not yet clear whether the TCF (or any other) consent tool will be accepted by regulators as appropriate consent mechanisms. Consent tool adoption remains in the early stages and it is unclear whether the market will widely adopt one standard. Some buyers may decline to bid on impressions from the EEA due to ambiguity about their rights, or may only bid on impressions that are stripped of personal data and converted to contextual advertising. This will have the effect of reducing demand for and value of EEA impressions on our platform.

Large integrated purchasers of ad inventory like Google may also have an advantage in obtaining the consent they need directly from their end users. It is not clear whether Google will participate in the TCF. If Google chooses not to participate in the TCF, broad adoption of the TCF by publishers may be limited.

As a result of the factors set forth above, our or our clients’ ability to place or use third-party cookies or access mobile devices, may become significantly impaired in certain jurisdictions. The EU is also expected to replace the ePrivacy Directive with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation propose significant requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the ePrivacy Directive.

It remains unclear whether certain legal bases for data processing are permitted for behavioral advertising.

The GDPR sets forth six alternative legal bases for processing personal data, but only two are relevant to ad tech: consent by the data subject and "legitimate interests," which means that "processing is necessary for the purposes of the legitimate interests pursued by the controller or by a third party, except where such interests are overridden by the interests or fundamental rights and freedoms of the data subject." We generally rely upon legitimate interests. There is minimal guidance on the factors that would override any legitimate interest for processing. Some EU regulators or courts may conclude that the processing of personal data for the purposes of behavioral advertising does not satisfy the legitimate interests of the controller, or that such interests do not outweigh the privacy rights of end users, even with respect to ad tech parties that only collect pseudonymous personal data. Unavailability of this basis for processing end users’ personal data would require us to obtain end-user consent for processing under the GDPR, which may not be possible for us, or other ad tech intermediaries, without changes to the ad tech business that would be difficult, time-consuming, expensive, and perhaps unattainable. These complexities are compounded by the ability of different national and state governmental authorities within the EU to adopt differing interpretative and enforcement approaches to the law.

Google currently relies on end-user consent as its legal basis for processing personal data, and has required its publishers and ad tech partners to obtain such end-user consent on behalf of Google. We are reliant upon third parties to obtain consent for Google in accordance with their policies. Consent is relatively easier for Google to obtain because of its direct relationships with end users and importance to publishers, but its practices may not translate well across the industry. If publishers are unable to obtain this consent our revenue and advertising spend could decline.

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

The UK's decision to leave the European Union may add costs and complexity to our compliance efforts.
The UK's decision to leave the European Union may add cost and complexity to our compliance efforts. If the UK leaves the EU with a "no deal" Brexit on March 29th, 2019, then additional compliance measures, such as Standard Contractual Clauses, may need to be implemented at very short notice to enable continuing transfers to our UK subsidiary company. Further, transfers from and processing of data in the UK will become subject to UK data protection law, and we will also need to adapt separately to any new UK requirements. Complying with any new regulatory requirements could force us to incur substantial costs, impact how clients view our technology, or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

The U.S. comprehensive tax reform bill of 2017 could adversely affect our business and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ('"Tax Act"). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes future limitations on the deductibility of Research and Development expenditures and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. Additionally, U.S. states' incorporation of these federal law changes, or portions thereof, into their tax codes may result in higher future state tax liabilities. The implementation by us of new practices and processes designed to comply with and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
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
As we have experienced in the past, buyers could attempt to hold us responsible, and not to pay us, for impressions that do not satisfy their viewability requirements or expectations, and depending upon how viewability evolves, market practice or emerging regulation may require us to incur compliance costs and assume some responsibility for viewability of advertisements transacted through our solution. Divergent views of how to measure viewability and imperfect measurement technology could lead to disagreement, increasing risk of disputes, demands for refunds, and reputational harm.
Failure to comply with industry self-regulation could harm our brand, reputation, and our business.
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
We have in the past provided, and may continue to provide, forecasts related to our market, including forecasts relating to the expected growth in the digital advertising market and parts of that market as well as the forecasted trend towards automation of analog and print advertising markets. Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Moreover, the anticipation that the advertising industry will continue to shift from analog and print media to digital advertising at the rate forecasted may not come to fruition. Further, even if the market grows, we may not. Our plans to enter or increase our presence in various markets may not succeed for various reasons, including possible shortfall or misallocation of resources or superior technology development or marketing by competitors. Large competitors, principally Google and Facebook, have absorbed a large portion of recent growth in digital advertising spending and appear well positioned to continue to do so, making it more difficult for smaller companies like us to participate in market growth without taking share from competitors.
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
Sellers and buyers may seek to change the terms on which they do business with us, or allocate their advertising inventory or demand to our competitors who provide advertising demand and supply to them on more favorable terms or whose offerings are considered more beneficial. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, prohibitions on advertisements from specific advertisers or specific industries, and restrictions on the use of specified creative content or format. Finally, with the proliferation of header bidding, sellers' inventory is available for purchase through multiple exchanges simultaneously, thereby reducing the number of ad impressions sold through our exchange even where we have historically had relationships with the seller.
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. Although we no longer earn revenue directly from buyers, as we ceased charging buyer fees in late 2017, in 2018 there were two buyers of advertising inventory that indirectly contributed to 40% of revenue through their buying activity from sellers on our platform. Buyer and seller needs and plans can change quickly, and buyers or sellers may reduce volumes or terminate their arrangements with us, quickly and without penalty, for a variety of reasons, including financial issues or other changes in circumstances; development or acquisition by buyers or sellers of their own technologies that reduce their reliance upon us; the new offerings by or strategic relationships with our competitors; change or removal of personnel with whom we traditionally had relationships; opportunities for buyers and sellers to bypass us and deal directly with each other; change in control (including consolidations through mergers and acquisitions); adoption of header bidding solutions; or declining general economic conditions (including those resulting from dissolutions of companies). Technical issues affecting our systems or the systems of our larger buyers or sellers could also cause a decline in spending. As is typical in our industry, some of the largest buyers and sellers on our platform are also competitors, which could increase the risk that such companies could reduce their business with us. These factors make it important for us to expand and diversify our client relationships. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace revenue loss from any large buyers or sellers whose relationships with us diminish or terminate. Just as growth in our inventory strengthens buyer activity in a network effect, loss of inventory or buyers could have the opposite effect.
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
Buyers and sellers have different interests, with each trying to enhance its value in their transactions through use of data, requests that we adapt our solution to help them, and other means. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to improve auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in our business results in the availability and use of more data more incisively to inform buying and selling decisions. Third-party data analytics providers encourage this dynamic by offering products to buyers and sellers to attempt to swing transactional dynamics to their advantage at the expense of the other. We come under pressure to provide raw data to fuel these products and to facilitate their use by buyers and sellers on our platform. Unlike some competitors, who focus on serving either buyers or sellers, we must serve the interests of both, meaning that we must exercise caution in use of data and may determine not to facilitate some data products, which could result in loss of business from clients that insist upon using such products. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Consistent with our goal of connecting buyers and sellers, we inevitably grow closer to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. For example, our decision to default to a first-price auction dynamic for all our header bidding auctions could be perceived by some buyers as serving the interests of sellers by increasing amounts paid for inventory, while some sellers could view our Estimated Market Rate service, which is designed to reduce buyers’ first price bids while maintaining their win rates, as favoring buyers and reducing sellers' revenue. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
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
Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required or choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers may require direct billing and collection arrangements between themselves, and some providers of header bidding wrappers or other downstream decisioning mechanisms in which we participate (such as Google EB) may control billing and collection for transactions we win through their platforms. When we collect from buyers and pay sellers, we are able to retain our fees from cash we collect before remitting balances to sellers. However, if we do not manage collections and payments, we will need to invoice clients for our fees, which may delay our collections and increase visibility and result in pressure for more transparent or lower fees. Further, growth and increased competitive pressure in the digital advertising industry is causing advertisers and buyers to become more demanding, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some buyers have experienced financial pressures that have motivated them to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.
Our sales efforts with buyers and sellers may require significant time and expense and may not yield the results we seek.
Attracting new buyers and sellers and increasing our business with existing buyers and sellers involves substantial time and expense, and we may not be successful in our efforts. We may spend substantial time and effort educating buyers and sellers about our offerings, including providing demonstrations and comparisons against other available solutions. This process can be costly and time-consuming, and is complicated by us having to spend time integrating our solution with software of buyers and sellers. Because our solution may be less familiar in some markets outside the United States, the time and expense involved with attracting, educating and integrating buyers and sellers in international markets may be even greater than in the United States. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected. In addition, because of competitive market conditions and negotiating leverage enjoyed by large buyers and sellers, we are sometimes forced to choose between loss of business or contracting on terms that allocate more risk to us than we would prefer to accept.
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
We implemented a reduction in force affecting approximately 125 employees in November 2016 and, in the first quarter of 2017, we exited the intent marketing business and reorganized our management team. These steps were part of a larger effort we began earlier in 2016 to realign our business to address the needs of our clients and the evolving marketplace in which we operate, and to pursue our strategic priorities. Our strategic decisions to reduce and then eliminate our buyer fees contributed to a significant decline in our revenue and cash flow, which compelled us to pursue additional cost-reduction measures in 2018 in an ongoing effort to operate profitably; we implemented further headcount reductions of approximately 100 employees in the first quarter of 2018. We had previously scaled our organization in anticipation of continuing revenue growth in excess of the actual results we achieved, and the steps we took were intended to reduce our costs to align our organization and cost structure more appropriately to our current revenue and scale and to position us better to expand our investments in future growth areas including header bidding, mobile, video, and PMP. However, our cost reduction efforts do not assure our profitability. Additional cost reductions may be implemented in the future, and cost savings may be offset by future hiring or other costs to pursue strategic objectives. The reductions in force and management reorganization could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the reduction of our headcount could adversely affect our service delivery and make it more difficult for us to pursue new opportunities and initiatives in the future. The reduction in force, including our sales staff, also may make it difficult for us to execute on our strategy of increasing the amount of volume on our platform
Real or perceived errors or failures in the operation of our solution could damage our reputation and impair our sales.
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
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control or on servers owned and operated by cloud-based service providers, which may leave us vulnerable to technical issues or outages that we cannot easily control or remedy. In addition, our systems interact with systems of buyers and sellers and their contractors. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. Further, because our Los Angeles headquarters and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems.
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
We are subject to ongoing security threats and breaches, computer malware, computer hacking attacks, and inadvertent transmission of computer viruses, which continue to increase in sophistication. Other harmful software code may occur on our systems or those of our clients, business partners, or information technology vendors. Security measures undertaken by us, our vendors, and our buyers and sellers may be ineffective as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, cyber-attacks, cyber-extortion or other intentional misconduct by computer hackers, "phishing" or other tactics to obtain illicit system access, or otherwise. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and because we typically are not able to control the efficacy of security measures implemented by our clients and vendors, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers' devices. We use proprietary technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Despite our efforts, it can be difficult to detect fraudulent or malicious activity for various reasons. We do not own content and must rely in part on sellers and buyers for controls with respect to such activity. Perpetrators of fraudulent impressions and malware can be ingenious and change their tactics to adapt to preventative measures, requiring us to improve over time our processes for assessing the quality of sellers' inventory and controlling fraudulent activity. We may be restricted from employing certain anti-fraud detection technology. Fraudulent activity is more difficult for us to detect and police in inventory we access through third-party aggregators, because in those situations we do not connect directly to the publishers and their servers. We plan to increase our reliance on this type of inventory as part of our strategy to increase the volume of transactions on our platform, which could expose us to increased risk of fraudulent activity. If we fail to detect or prevent fraudulent or other malicious activity, we could face legal claims from clients and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business.
We are relying upon the ad classification technology we acquired from nToggle to help us increase the scale of our business and compete for demand.
In July 2017, we purchased nToggle, which had developed ad classification and filtering technology. Our plan is to use the technology to filter bidstream data to help our buyers more efficiently identify and purchase the inventory they are looking for, help our sellers monetize their inventory, and enable us to process ad requests more efficiently and achieve higher fill rates. As such, it is an important part of our strategic plans and is critical to our ability to increase the volume of transactional activity on our exchange significantly and in a cost-effective manner. We have invested substantially in continued development of the technology and the rollout of the classification and filtering capabilities to all of our buyers globally. The current version of the technology is designed to eliminate low-value traffic for each buyer, and increase the proportion of traffic that each buyer finds valuable, with the result that our traffic will be more valuable to our buyers than what they see from other exchanges. The technology requires additional development and its ongoing integration into our platform and implementation of the technology at scale in our services to our clients will continue to require significant efforts. We may need to allocate more resources to integration and product development activities than originally anticipated, and these efforts may increase the short-term cost of the deployment until we can more tightly integrate the features into our core platform. While we believe that the technology will give us a significant advantage in filtering capabilities over our competitors, some of our competitors are larger and better funded than we are, can devote more resources to development of technologies like filtering than we can, and thus might develop similar or better capabilities faster than we can. We intend to provide nToggle’s technology to our DSPs without charging separately for it, so we do not currently expect to generate revenue directly from sale of filtering services based upon nToggle’s technology. Instead, we plan to rely upon positive effects from integration of nToggle’s technology into our operations, as described above, to recover our investment in the acquisition and help us return to growth and positive cash flow. However, the results we expect from the nToggle technology might not materialize, and we may not be able to recoup our investment in the technology, potentially resulting in adverse effects on our strategic plans and negative effects on our results of operations, cash flows, and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges.
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
Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel, and competition for employees with experience in our industry can be intense, particularly in California, New York and London, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. These challenges could become more acute for us because our revenue and cash flow declines may contribute to concerns about our stability, and the decline we have experienced in the market value of our common stock reduces the perceived value of the equity compensation we offer and has left the stock options previously issued to our employees largely out of the money. Similarly, it may be difficult for us to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel in light of the recent headcount reductions we have undertaken. None of our officers or other key employees have an employment agreement for a specific term, and any of such individuals may terminate his or her employment with us at any time.
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
Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary, and the steps we take to protect our proprietary information may not prevent misappropriation of our technology and proprietary information or infringement of our intellectual property rights. Policing unauthorized use of our technology and intellectual property is difficult. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours, and we may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights.
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
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, sick days, unemployment and similar taxes, overtime and working conditions, equal pay, immigration status, and classification of employee benefits for tax purposes. Legislated increases in labor cost components, such as employee benefit costs, workers' compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements, failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Federal and state standards for classifying employees under wage-hour laws differ and are often unclear or require application of judgment, and classification may need to be changed as employment duties evolve over time. We may mis-classify employees and be subject to liability as a result. Employment rules and regulations change rapidly, often as a result of macro trends, such as the #metoo movement, and we may not be able to adapt our practices in time to meet new regulatory obligations. If we become subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, discrimination or relation, it may distract our management from business matters and result in increased labor costs.
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
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations, which are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents, or other contractors, including by persons engaged or employed by a business we acquire, which could result in violation by us of various laws, including the FCPA. Safeguards we implement to discourage these practices may prove to be ineffective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice, and foreign regulators. Other laws applicable to our international business include local employment, tax, privacy, data security, and intellectual property protection laws and regulations, including restrictions on movement of information about individuals beyond national borders. In particular, as explained in more detail elsewhere in this report, the GDPR imposes substantial compliance obligations and increases the risks associated with collection and processing of personal data. In some cases, buyers and sellers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering, infrastructure and other costly resources to accommodate, and may result in decreased operational efficiencies and performance. As these laws continue to evolve and we expand to more jurisdictions or acquire new businesses, compliance will become more complex and expensive, and the risk of non-compliance will increase.
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
In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to deploy our technology or our clients' ability to use our solution in those countries. Changes in our technology or changes in export and import regulations may delay introduction of our solution or the deployment of our technology in international markets, prevent our clients with international operations from using our solution globally or, in some cases, prevent the export or import of our technology to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solution by, or in our decreased ability to export our technology to, international markets.
Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses.
We currently have transactions denominated in various non-U.S. currencies, and may, in the future, have sales denominated in the currencies of additional countries. In addition, we incur a portion of our expenses in non-U.S. currencies, and to the extent we need to convert currency to pay expenses, we are exposed to potentially unfavorable changes in exchange rates and added transaction costs. International transactions may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in relevant currency exchange rates may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging, and any effort to hedge our foreign currency exposure may not be effective due to lack of experience, unreasonable costs or illiquid markets. In addition, hedging may not protect against all foreign currency fluctuations and can result in losses.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited. At December 31, 2018, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $285.5 million, state NOLs of approximately $167.0 million, foreign NOLs of approximately $20.5 million, federal research and development tax credit carryforwards, or credit carryforwards, of approximately $10.2 million, state credit carryforwards of approximately $8.0 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2015 subjecting the federal and state NOLs to an annual limitation. Additionally, the Company had an ownership change in January 2008 and $2.3 million of federal and state NOLs are already subject to limitation under Section 382 of the Code. Additionally, approximately $3.4 million of our federal NOLs and approximately $3.4 million of our state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. Also, depending on the level of our taxable income, a portion of our NOLs and credit carryforwards may expire unutilized, which could prevent us from offsetting future taxable income we may generate by the amount of our NOLs and credit carryforwards generated in tax years beginning before December 31, 2017. U.S. federal net operating loss carryforwards generated for tax years beginning before December 31, 2017 can offset 100% of taxable income, however, these NOLs can only be carried forward for 20 years. U.S. federal net operating loss carryforwards generated for tax years beginning after December 31, 2017 can offset 80% of taxable income, however, these NOLs can be carried forward indefinitely. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
We have a $40.0 million credit facility with Silicon Valley Bank, currently subject to a $10.0 million reserve that will be released if we maintain positive adjusted EBITDA for any trailing twelve-month period. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is, and any replacement credit facility that we may secure will be, subject to certain covenants and borrowing conditions, including those related to financial ratios and liquidity. If we fail to perform in accordance with covenants or to satisfy conditions, we may not be able to make borrowings under the facility. The credit facility is, and any replacement credit facility that we may secure will be, also subject to restrictions that limit our ability, among other things, to:

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
The average daily trading volume for our common stock during 2018 was 531,169 shares. In addition, we are relatively new to the public markets and not well known to many analysts, investors, and others who could influence demand for our shares. Further, because we are a relatively small company without an established history of profitability, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, our shares can be susceptible to sudden, rapid declines in price, especially when large blocks of shares are sold. Under our Insider Trading Policy, we impose trading blackouts during the period beginning on or about the fifteenth day of the last month of each quarter and ending after two trading days following the filing of our next Quarterly Report on Form 10‑Q or Annual Report on Form 10-K. All of our employees are limited to selling their equity incentive plan shares during these open window periods. In addition, our employee restricted stock and restricted stock unit awards typically vest each May 15 and November 15, and are subject to automatic sale arrangements at those dates to cover taxes accruing on vesting. Finally, shares we issue as consideration for acquisitions may be subject to lock-up arrangements that expire in large numbers on certain dates. These insider trading windows, restricted stock vesting mechanics, and acquisition stock arrangements tend to concentrate selling into certain periods, and the resulting sales pressure can cause the trading price of our common stock to decline at those times. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for investors to sell our common stock at a time and price that they deem appropriate, and could also impair our ability to raise capital through the sale of equity securities.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Los Angeles, California, where we occupy facilities totaling approximately 47,000 square feet under a lease that expires in 2021. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities. We also lease additional offices and maintain data centers in other locations in North America, South America, Europe, Australia, and Asia. We believe that our current facilities are adequate to meet our current needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2018. However, based on our knowledge as of December 31, 2018, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
Holders of Record
As of February 21, 2019, there were approximately 76 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
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
Common stock repurchases during the quarter ended December 31, 2018 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 – October 31, 2018	1	$3.41	—	$—
November 1 – November 30, 2018	213	$4.62	—	$—
December 1 – December 31, 2018	—	$—	—	$—
Use of Proceeds
In April 2014, we closed our IPO, whereby we sold 6,432,445 shares of common stock (including 1,015,649 shares sold pursuant to the underwriters' exercise of their over-allotment option), and the selling stockholders sold 1,354,199 shares of common stock. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 2, 2014 pursuant to Rule 424(b) of the Securities Act.

Item 6. Selected Financial Data
This section is not required for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included in Item 8 to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations and that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors" and the "Special Note About Forward-Looking Statements."

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
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee or “take rate” that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. We discuss advertising spend and take rate more fully in the “Non-GAAP Financial Measures” section below.

Industry Trends and Trends in Our Business
Market Opportunities
The programmatic digital advertising market continues to experience growth. In September 2018, MAGNA estimated that the global programmatic market (excluding search and social) will grow from $34 billion in 2018 to $60 billion by 2022, which represents a 15% compound annual growth rate over that period. Another important trend in the digital advertising industry is the continued expansion of automated buying and selling of advertising inventory through new and developing channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to MAGNA estimates, mobile advertising was an $18 billion global market in 2018 that is expected to increase to $43 billion by 2022, producing a compound annual growth rate of 24%.
Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile advertising spend increased $152.2 million, or 42%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, while our desktop business increased only 1% during the same period. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business and subject to many of the same market pressures as discussed below, and as a result has experienced lower growth in recent periods. Our mobile application business, which is where we see the greatest potential for growth, has shown growth rates in excess of industry projections. Advertising spend from mobile applications is approaching half of our mobile business.
The growth of automated buying and selling of advertising is also expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We attribute advertising spend to the geographic location of the seller on whose inventory the advertising spend was directed. Our markets outside of the United States are more heavily built upon desktop display advertising than they are on mobile, and as such are subject to the same factors impacting our desktop business as described below. In addition, as programmatic advertising has grown in markets outside of the United States, we have seen more competitors enter those markets aggressively and gain market share. As a result of these factors, the portion of our advertising spend attributed to markets outside the United States declined to 34% during the year ended December 31, 2018 from 39% during the same period in 2017. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook, Google, and increasingly Amazon.
Macro Trends Impacting Desktop
These market factors present long-term growth opportunities; however, in the near term the industry-wide shift from desktop to mobile advertising has had an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 1% compound annual growth rate over the 2018-2022 period. This results from the market shift to mobile channels noted above. These trends are having a significant effect on our overall growth rate, because desktop advertising continues to be a significant part of our core business, representing 48% of advertising spend in 2018. As noted above, our advertising spend in desktop increased 1% during the year ended December 31, 2018 compared to the year ended December 31, 2017. In addition to the ongoing industry shift away from desktop to mobile, year-over-year growth in our desktop business is hampered further by the continued migration to header bidding, which to date has been focused primarily on desktop display advertising inventory. While header bidding has increased competition for inventory, it also has made available to us significant amounts of inventory that previously we were unable to access, and while our traditional desktop display business has remained relatively flat, our header bidding solution gained significant traction in 2017 and through 2018.
Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server-side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client-side header bidding solution as well as server-side header bidding have the potential to improve our competitiveness in all markets in future periods. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in this Annual Report on Form 10-K, in order to realize our header bidding solution's full potential.
Because of these rapid developments in the industry, advertising spend from our traditional desktop display business has remained relatively flat and no longer can be relied upon to be the primary growth driver of our business. Our strategic focus is on growth areas—including mobile, video, PMPs, and header bidding—that are expected to represent a majority of our advertising spend in future periods. However, despite our solid progress in mobile, our traditional desktop display business is expected to continue to represent a significant part of our business in the near term. Therefore, the weight of our desktop display business will continue to have a significant adverse effect on our growth until our advertising spend mix has shifted more fully to growth areas.
Year-Over-Year Revenue Decline
Ad tech exchange intermediaries like us have experienced market demands for transparency and reduced costs throughout the value chain. Throughout 2017, we changed our revenue model in response to market pressures in an effort to be more competitive in attracting demand and capturing supply. In late 2017, we made a strategic decision to reduce the fees we charged buyers in OMP waterfall transactions, and ultimately eliminated buyer fees in November 2017.
We have historically charged fees to both buyers and sellers in OMP transactions conducted on our exchange, consistent with the fact that we provide services to each. Traditionally, for OMP waterfall transactions, we ran a modified second price auction in which the clearing price was the greater of the second highest bid in the auction plus one cent or the applicable price floor. Our buyer fees were determined algorithmically and added to the clearing price to determine the price charged to the winning bidder. In traditional OMP waterfall transactions, available impressions are passed to different demand sources in a sequence determined by the seller’s ad server, and when an impression is passed to a particular demand source, that demand source is generally able to auction the impression with little or no competition. We saw the mix of OMP transactions conducted through the traditional ad server waterfall on our exchange decrease significantly while the percentage of header bidding transactions has increased in 2018.

Header bidding increases competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction that, if successful, replaces the ad server waterfall. Each demand source in a header bidding auction generally conducts its own auction for the impression and then passes its winning bid to a “downstream” meta-auction in which the seller evaluates bids from all its demand sources, and generally the highest bid wins. This competition pushes auction clearing prices much closer to the winning first-price bid than OMP waterfall transactions. In order to be more competitive and give our buyers a better chance of winning the header bidding impressions on which they bid, we began charging lower buyer fees for header bidding transactions so that we could pass higher priced bids into the downstream auction. Based upon experience with this approach and client feedback, we began offering a modified first price auction dynamic in our header bidding solution without buyer fees in the fourth quarter of 2017. Subsequently, in an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, in early 2018 we made first price our default auction dynamic for header bidding transactions. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. Because buyers needed time to adapt their systems and bidding strategies to first-price auction dynamics and maximize advertising campaign returns and performance, or may prefer not to develop their own first price pricing algorithms, we built and implemented an optional feature at no additional cost, which we call Estimated Market Rate ("EMR"). This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers bid on digital advertising inventory consistent with market values while preserving demand and budget for sellers on our platform. In addition to increasing the rate at which buyers win in our auctions, and the monetization that that winning provides to sellers, our first price auction dynamic and EMR solution have contributed to higher CPMs for our header bidding inventory.
In November 2017, we ceased charging our additive buyer fees altogether. We do still charge access fees to allow buyers to connect to our system when their spending is too small to support the maintenance of their accounts, although such amounts are not significant. This strategic decision, as well as cost reductions noted below, has helped to support our objective to be a high volume, lower cost and transparent exchange. Most of our marketplace fees are negotiated with sellers as a percentage of the auction clearing price for sale of their inventory. In some cases, we reduce the buyer’s bid amount by the amount of our fee and pass the remainder as the bid to the seller. If the bid wins, we retain the amount of the bid reduction as our fee, which is referred to as net bidding. We do this at the discretion of sellers that allocate digital advertising inventory through a decisioning process that follows after our auction and incorporates other demand sources as well as our bids, and that prefer or require that we submit our bids to them net of our fees, so that our bid matches the amount we will owe them if we win. Net bidding amounts can vary across transactions depending upon various factors including inventory and auction characteristics and seller policies.
These pricing reductions were intended to address the market's demand for lower costs and to attract more inventory and spending to our platform. Lower pricing has caused our revenue to decline significantly in 2018 compared to 2017, even though ad spend grew. To return to revenue growth, we must continue to increase advertising spend on our platform. Increases in PMP and header bidding transactions as a percentage of the activity on our exchange could yield higher advertising spend despite lower take rates due to higher CPMs typically associated with PMP transactions, and from modified first-price auctions in header bidding transactions. However, in an increasingly competitive market in which buyers and sellers have many choices, it is not clear whether pricing reductions will result in increases in spending on our platform, or whether any spending increases will compensate fully for the reduction in pricing. We have seen significant increases in the volume of ad requests we receive, but the rate at which we win header bidding auctions is much lower than the rate at which we win waterfall transactions. As our business continues to rely on header bidding, which now represents approximately 80% of our revenue, we need to participate in more header bidding auctions and increase the fill rate in header bidding auctions to compensate for the decline in the number of waterfall transactions. Driving revenue growth in this situation is difficult to accomplish in a competitive market and requires accessing significantly greater inventory levels from our sellers and in turn processing more auctions. This growth in business volume requires adequate processing capacity as well as ongoing innovation to address evolving client needs, capture business, and improve our fill rate. Throughout 2018, we worked to increase advertising spend on our platform, through both higher transaction volumes and by increasing seller fees, to put us in a position to be able to grow our business and maintain our cash resources.
Expense Reduction Initiatives
In addition to strategic decisions made to reduce costs paid by our clients on our platform while growing revenue through transaction volume, we have also focused on the cost structure of our business to enable us to compete more effectively. We must operate efficiently to relieve the pressure on our margins and cash resources that has resulted from our price reductions and to compensate for the ongoing investments in technology and data processing capabilities required to support the increased volume of transactions that our growth plans require. As part of these efforts, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We are continuously evaluating our costs and pursuing additional cost-control and efficiency opportunities, including increased automation, across all aspects of the Company.
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

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results, together with non-GAAP financial measures, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail within Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including stock-based compensation and bonuses, as well as professional services associated with the ongoing development and maintenance of our solution, and to a lesser extent, facilities-related costs and depreciation and amortization, including amortization expense associated with acquired intangible assets from our business acquisitions that are related to technology and development functions. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.

General and Administrative. Our general and administrative expenses consist primarily of personnel costs, including stock-based compensation and bonuses, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs and depreciation and amortization, and other corporate-related expenses. General and administrative expenses also include amortization of internal use software development costs and acquired intangible assets from our business acquisitions over their estimated useful lives that relate to general and administrative functions.
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
Other (Income), Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility and was insignificant for the years ended December 31, 2018 and 2017.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including the following: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development expenditures; temporary immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one time U.S. tax liability on those earning which had not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. We recorded a provisional Transition Tax of $0.6 million, which reduced our U.S. net deferred tax assets for the year ended December 31, 2017. We completed our analysis of the impact of U.S. tax reform during 2018, and for the year ended December 31, 2018, there was no change to the Transaction Tax recorded in the prior period.

The Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the year ended December 31, 2018, we have included a GILTI inclusion of $1.3 million, which was incorporated into the calculation of the tax provision.
Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended		Favorable/(Unfavorable) %
	December 31, 2018	December 31, 2017
	(in thousands)
Revenue	$124,685	$155,545	(20)%
Expenses (1)(2):
Cost of revenue	60,003	56,836	(6)%
Sales and marketing	44,556	51,794	14%
Technology and development	37,863	47,500	20%
General and administrative	42,431	55,596	24%
Restructuring and other exit costs	3,440	5,959	42%
Impairment of intangible assets and internal use software	—	4,585	100%
Impairment of goodwill	—	90,251	100%
Total expenses	188,293	312,521	40%
Loss from operations	(63,608)	(156,976)	59%
Other income, net	(2,143)	(431)	397%
Loss before income taxes	(61,465)	(156,545)	61%
Provision (benefit) for income taxes	357	(1,762)	NM
Net loss	$(61,822)	$(154,783)	60%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Cost of revenue	$321	$404
Sales and marketing	4,557	4,582
Technology and development	2,867	4,034
General and administrative	8,139	9,924
Restructuring and other exit costs	398	1,560
Total stock-based compensation expense	$16,282	$20,504

(2) Depreciation and amortization expense included in our expenses was as follows:
	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Cost of revenue	$33,306	$31,981
Sales and marketing	586	1,066
Technology and development	882	1,957
General and administrative	564	1,221
Total depreciation and amortization expense	$35,338	$36,225

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2018	December 31, 2017
Revenue	100%	100%
Cost of revenue	48	37
Sales and marketing	36	33
Technology and development	30	30
General and administrative	34	36
Restructuring and other exit costs	3	4
Impairment of intangible assets and internal use software	—	3
Impairment of goodwill	—	58
Total expenses	151	201
Loss from operations	(51)	(101)
Other income, net	(1)	—
Loss before income taxes	(50)	(101)
Provision (benefit) for income taxes	—	(1)
Net loss	(50)%	(100)%
Comparison of the Years Ended December 31, 2018 and 2017
Revenue
Revenue decreased $30.9 million, or 20%, for the year ended December 31, 2018 compared to the prior year primarily due to the reduction and then elimination of our buyer fees in 2017, market and competitive pressures, deceleration in traditional desktop display spending, and header bidding dynamics as described above in "Industry Trends and Trends in Our Business".
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge buyers and sellers for our services, and other factors such as changes in the market, our execution of the business, and competition. In addition to the decrease in revenue due to the elimination of buyer transaction fees, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased volume, because PMP transactions can carry lower fees than OMP transactions. In late 2018, we began to see some pressure on desktop CPMs, which has now carried over to mobile CPMs, as a result of buyer pricing tools and the impact from privacy initiatives, such as Apple’s ITP, that drive a higher mix of contextual versus behavioral impressions being sold. We believe that better pricing has helped advertising campaigns' return on investment and is driving significant increases in paid impressions, but it has decreased advertising spend and corresponding revenue, and could eliminate or reduce potential revenue growth in 2019. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. While we anticipate long-term benefits from these initiatives, unless we are able to continue to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, our revenue will continue to fluctuate and our growth may be limited.
Cost of Revenue
Cost of revenue increased $3.2 million, or 6%, for the year ended December 31, 2018 compared to the prior year. The increase was primarily due to an increase of $3.6 million in data center and bandwidth expenses to support the increase in our transaction volume, as well as an increase of $1.3 million in depreciation and amortization expenses related to continued investment in our network technology infrastructure to keep up with impression demand. These increases were partially offset by a $1.0 million reduction in media costs related to the cessation of our intent marketing solution during the first quarter of 2017 and a $0.3 million decrease in personnel costs.
We expect cost of revenue to be higher in absolute dollars in 2019 compared to 2018 as a result of increased spending on data centers, serving costs, and technology to process the greater volumes of data and transactions we will need to grow revenue. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.

Sales and Marketing
Sales and marketing expenses decreased $7.2 million, or 14%, for the year ended December 31, 2018 compared to the prior year. The decrease is attributable to our 2017 and 2018 cost reduction measures, including the realignment of our management team, primarily including a $3.9 million decrease in personnel costs as well as decreases across other expenses necessary to support our reduced headcount. In addition, certain sales and marketing expenses have decreased due to our cost reduction measures, including subscription costs and travel-related costs, which collectively decreased $1.0 million in 2018. Sales and marketing professional services costs also decreased $0.9 million compared to 2017.
We expect sales and marketing expenses to remain relatively flat in 2019 compared to 2018 as we continue to maintain reduced cost levels that were established and achieved in 2018, described below. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased by $9.6 million, or 20%, for the year ended December 31, 2018 compared to the prior year, primarily due to a decrease of $7.4 million in personnel costs as a result of our 2017 and 2018 cost control initiatives. In addition, depreciation and amortization expenses decreased $1.1 million compared to 2017 primarily due to the cessation of our intent marketing services offering and closure of our Toronto office in the first quarter of 2017.
We expect technology and development expense to increase slightly in 2019 compared to 2018 as we make a limited number of strategic and targeted headcount additions to focus on the engineering aspect of our new developments, including tools for our sellers. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
    General and Administrative
General and administrative expenses decreased by $13.2 million, or 24%, for the year ended December 31, 2018 compared to the prior year. The decrease was primarily attributable to a $7.4 million decrease in personnel related expenses due to a decrease in employee headcount as a result of our 2017 and 2018 cost control initiatives, as well as decreases across other expenses necessary to support our reduced headcount. Professional service expenses also decreased $3.2 million, largely due to reduced legal fees and consultant services. General and administrative depreciation and amortization costs also decreased $0.7 million due to accelerated amortization of certain capitalized software assets in 2017.
We expect general and administrative expenses to decrease in 2019 compared to 2018 as the cost savings realized in the second half of 2018 have a larger impact on our expected results. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods which may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
We incurred restructuring and other exit costs of $3.4 million for severance and other one-time employee termination benefits during the year ended December 31, 2018 related to headcount reductions that were made in the first quarter of 2018, as described below. For the year ended December 31, 2017, we incurred $6.0 million of restructuring and one-time termination benefits expenses, primarily in severance and one-time employee termination benefits and facility closure costs, as a result of the management restructuring and the costs associated with the shut-down of our intent marketing services (see Note 14).
As part of our on-going evaluation of efficiency and implementation of cost-control measures, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business, as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We estimated the 2018 restructuring activities would result in annualized cash basis cost savings of approximately $24.0 million. For the year ended December 31, 2018, we met our target for operating expense reductions.
For the year ended December 31, 2017, we recognized expenses of $6.0 million as restructuring and other exit costs related to the cessation of our intent marketing solution, including the closure of the Toronto office, as well as the realignment of the management team to a more cost-efficient structure. These expenses primarily related to one-time employee termination benefits, and included $4.4 million of cash expenditures. Restructuring expenses of $5.1 million were paid in 2017, which included restructuring costs incurred in 2016 and 2017 related to this restructuring plan. The remaining liability as of December 31, 2017 was paid in 2018.
Other (Income) Expense, Net

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Interest income, net	$(988)	$(908)
Other income	(766)	(688)
Foreign exchange (gain) loss, net	(389)	1,165
Total other income, net	$(2,143)	$(431)
Foreign exchange (gain) loss, net is impacted by movements in exchange rates, primarily the British Pound and the Euro relative to the U.S. Dollar, and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the year ended December 31, 2018 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Euro and the British Pound for foreign currency denominated transactions.
Provision for Income Taxes
We recorded an income tax expense of $0.4 million for the year ended December 31, 2018 compared to an income tax benefit of $1.8 million for the year ended December 31, 2017. The tax provision for the year ended December 31, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with foreign subsidiaries.
Non-GAAP Financial Measures
In addition to our GAAP results, we review certain non-GAAP financial measures to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. These non-GAAP measures include advertising spend, non-GAAP net revenue, and Adjusted EBITDA, which are discussed immediately following the table below, along with the operational performance measure take rate. Although we historically provided advertising spend and take rate as key performance metrics on a quarterly basis, we have determined that we will share specific metrics in these areas on an annual basis going forward. These metrics were historically more important when we had GAAP revenue that was reported on both a gross and a net basis prior to early 2017. More recently, they were important given our removal of buyer fees in late 2017, which significantly lowered our take rate, and made it challenging to understand our business during that time of significant transition.  Given that these informational needs are lessened, competitive sensitivities, and in particular given that the comparison year for the significant take rate change is behind us, we believe now is an appropriate time to make this change. Revenue and other GAAP measures are discussed under the headings "Components of Our Results of Operations" and "Results of Operations".

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$124,685	$155,545
Advertising spend	$992,087	$837,221
Non-GAAP net revenue	$124,685	$154,928
Net loss	$(61,822)	$(154,783)
Adjusted EBITDA	$(11,222)	$(4,420)
Operational Measure:
Take Rate %	12.6%	18.5%

Advertising Spend
We define advertising spend as the total volume of spending between buyers and sellers transacted on our platform. Advertising spend does not represent revenue reported on a GAAP basis. We also use advertising spend for internal management purposes to assess market share of total advertising spending. As discussed above, we no longer expect to present our advertising spend on a quarterly basis beginning in 2019.
Our advertising spend may be influenced by demand for our services, the volume and characteristics of paid impressions, average CPM, our ability to fill ad requests, the nature and amount of fees we charge, and other factors such as changes in the market, our execution of the business, and competition.
Advertising spend may fluctuate due to seasonality. In the past, we have experienced higher advertising spend during the fourth quarter of a given year because many buyers devote a disproportionate amount of their advertising budgets to this period of the year to coincide with increased holiday purchasing. Buyers' focus on the fourth quarter generates more bidding activity on our platform, which may drive higher volumes of paid impressions, average CPM, or both. Our advertising spend grew 18% for the year ended December 31, 2018 compared to 2017. The increase in advertising spend was driven by higher ad request volumes and an increase in the CPMs generated from our auctions. The increase in CPMs was driven by increased bidding activity on our platform, the value of the inventory that we made available to buyers, including PMP, mobile and video inventory that typically carries higher pricing, and auction dynamics, including the implementation of first price auctions and EMR for our header bidding inventory.
The following table presents the reconciliation of revenue to advertising spend:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Revenue	$124,685	$155,545
Plus amounts paid to sellers(1)	867,402	681,676
Advertising spend	$992,087	$837,221

(1) Amounts paid to sellers for the portion of our revenue reported on a net basis for GAAP purposes.
Our solution enables buyers and sellers to transact through desktop and mobile channels. The following tables present revenue and advertising spend in dollar terms by channel and as a percentage of total revenue or advertising spend for the years ended December 31, 2018 and 2017.

	Revenue				Advertising Spend
	Year Ended				Year Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	(in thousands, except percentages)
Channel:
Desktop	$59,039	47%	$84,327	54%	$477,900	48%	$475,258	57%
Mobile	65,646	53	71,218	46	514,187	52	361,963	43
Total	$124,685	100%	$155,545	100%	$992,087	100%	$837,221	100%
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
The following table presents a reconciliation of revenue to non-GAAP net revenue for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Revenue	$124,685	$155,545
Less amounts paid to sellers(1)	—	617
Non-GAAP net revenue	$124,685	$154,928

(1)	Represents amounts paid to sellers included within cost of revenue.
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Net loss	$(61,822)	$(154,783)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	32,153	31,443
Amortization of acquired intangibles	3,185	4,782
Stock-based compensation expense	16,282	20,504
Impairment of intangible assets and internal use software	—	4,585
Impairment of goodwill	—	90,251
Acquisition and related items	—	303
Interest income, net	(988)	(908)
Foreign exchange (gain) loss, net	(389)	1,165
Provision (benefit) for income taxes	357	(1,762)
Adjusted EBITDA	$(11,222)	$(4,420)
The decline in adjusted EBITDA for the year ended December 31, 2018 and our expectations for future adjusted EBITDA have been driven by the same factors that drove the changes in our GAAP metrics noted above.
Take Rate
Take rate is an operational performance measure calculated by dividing revenue (or for periods in which we have revenue reported on a gross basis, non-GAAP net revenue) by advertising spend. We review take rate for internal management purposes to assess the development of our marketplace with buyers and sellers. As discussed above, we no longer expect to present our take rate on a quarterly basis beginning in 2019.
Our take rate (and our fees, which drive take rate) can be affected by a variety of factors, including the terms of our arrangements with buyers and sellers active on our platform in a particular period, the scale of a buyer’s or seller’s activity on our platform, mix of inventory types, the implementation of new products, platforms and solution features, auction dynamics, competitive factors, our strategic pricing decisions, credits for discrepancies and other items, and the overall development of the digital advertising ecosystem.
The significant declines in our take rates for the year ended December 31, 2018 compared to 2017 resulted primarily from the reduction and elimination of buyer fees as discussed above in "Industry Trends and Trends in Our Business—Take Rate Decline". Subsequent to the elimination of buyer fees, take rates have stabilized and increased slightly.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At December 31, 2018, we had cash and cash equivalents of $80.5 million, of which $20.1 million was held in foreign currency cash accounts, and marketable securities of $7.5 million. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures, which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.

On September 26, 2018, we amended and restated our loan and security agreement with SVB (the "Loan Agreement"), which was scheduled to expire on September 27, 2018. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The amount available for borrowing as of December 31, 2018 is $30.0 million due to a $10.0 million reserve that will be released if we maintain positive Adjusted EBITDA for any trailing twelve-month period.
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
The Loan Agreement is collateralized by security interests in substantially all of our assets. Subject to certain exceptions, the Loan Agreement restricts our ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. If a streamline period is not in effect, we are required to maintain a lockbox arrangement where client payments received in the lockbox will immediately reduce the amounts outstanding on the credit facility.
The Loan Agreement requires us to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, we are required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month adjusted EBITDA is greater than $0. If our Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of December 31, 2018, our Adjusted Quick Ratio was 1.16, which is in compliance with the covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. We must also maintain trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater.
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
At December 31, 2018, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.
We believe our existing cash and cash equivalents and investment balances will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Increases in revenue earned directly from advertisers and agencies may cause the amount of receipts from buyers collected in advance of payments to sellers to decrease, because advertisers and agencies may pay slowly. Recently, some buyers have begun demanding longer terms to pay us later and some sellers have begun demanding shorter terms to collect from us earlier. We may not have the leverage to resist these demands given the competitive nature of our business. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Cash flows provided by (used in) operating activities	$(22,686)	$21,535
Cash flows provided by (used in) investing activities	27,947	(93,210)
Cash flows used in financing activities	(1,279)	(1,380)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(172)	199
Change in cash, cash equivalents and restricted cash	$3,810	$(72,856)
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
For the year ended December 31, 2018, net cash used in operating activities was $22.7 million, compared to net cash provided by operating activities of $21.5 million for the year ended December 31, 2017. Our operating activities included our net losses of $61.8 million and $154.8 million for the years ended December 31, 2018 and 2017, respectively, which were offset by non-cash adjustments of $51.3 million and $151.5 million, respectively. Non-cash adjustments for the year ended December 31, 2017 included $90.3 million and $4.6 million of impairment charges related to goodwill and intangible assets and internally developed software, respectively. In 2018, net changes in our working capital increased cash used in operating activities by $12.1 million. Net cash provided by operating activities for 2017 was also increased by net changes in our working capital of $24.8 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses and working capital needs.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. As the business continues to grow, we expect our investment in property and equipment to slightly increase compared to 2018. We anticipate investment in internal use software development to remain relatively consistent with past years' investment levels as we continue to innovate new solutions on our platform. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the year ended December 31, 2018, net cash provided by investing activities was $27.9 million, compared to net cash used in investing activities of $93.2 million for the year ended December 31, 2017. Net cash used in our investing activities in 2017 included $38.6 million of cash consideration, net of cash acquired, to acquire nToggle, Inc. in July 2017. For the year ended December 31, 2018 we had net maturities of available-for-sale securities of $38.7 million compared to net purchases of available for sale securities of $14.2 million for the year ended December 31, 2017. The year ended December 31, 2018 also included cash inflows of $9.2 million from sales of our available-for-sale securities. These cash inflows were offset by purchases of property and equipment of $11.4 million and $32.4 million during 2018 and 2017, respectively, which included costs to integrate nToggle into our platform in 2017. We also made investments in our internally developed software of $8.5 million and $8.0 million during the year ended December 31, 2018 and 2017, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the years ended December 31, 2018 and 2017, we used net cash of $1.3 million and $1.4 million, respectively, for financing activities. Cash outflows from financing activities for the years ended December 31, 2018 and 2017 included payments of $1.6 million and $2.4 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. Offsetting these outflows were cash inflows of $0.3 million and $0.6 million from the issuance of common stock under the employee stock purchase plan for the years ended December 31, 2018 and 2017, respectively.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2018 other than the operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and non-cancelable operating lease agreements with data centers that expire at various times through 2024. At December 31, 2018, expected future commitments relating to operating leases were $14.0 million. See Note 16 of "Notes to Consolidated Financial Statements" for our annual lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.8 million for the year ended December 31, 2018.
There were no significant changes to our unrecognized tax benefits in the year ended December 31, 2018 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2019.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2018.
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
We believe that the accounting policies disclosed below include estimates and assumptions critical to our business and their application could have a material impact on our consolidated financial statements. In addition to these critical policies, our significant accounting policies are included within Note 2 of our "Notes to Consolidated Financial Statements" within this Annual Report on Form 10-K.
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
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement we have with the seller and the clearing price of the winning bid. We recognize revenue upon fulfillment of our performance obligation to a client, which occurs at the point in time an ad renders and is counted as a paid impression, subject to a contract existing with the client and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time; we have no arrangements with multiple performance obligations. We consider the following when determining if a contract exists (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable.
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
Impairment of Long-Lived Assets, including Intangible Assets and Internal Use Capitalized Software Costs
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment.

Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 of our "Notes to Consolidated Financial Statements" within this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
This section is not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Rubicon Project, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Rubicon Project, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Rubicon Project, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Los Angeles, CA

February 27, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Rubicon Project, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of The Rubicon Project, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2018

We served as the Company's auditor from 2012 to 2018.

THE RUBICON PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$80,452	$76,642
Marketable securities	7,524	52,504
Accounts receivable, net	205,683	165,890
Prepaid expenses and other current assets	6,882	9,620
TOTAL CURRENT ASSETS	300,541	304,656
Property and equipment, net	33,487	47,393
Internal use software development costs, net	14,570	12,734
Other assets, non-current	1,240	5,493
Intangible assets, net	10,174	13,359
TOTAL ASSETS	$360,012	$383,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$239,678	$214,103
Other current liabilities	1,304	3,141
TOTAL CURRENT LIABILITIES	240,982	217,244
Other liabilities, non-current	1,017	1,780
TOTAL LIABILITIES	241,999	219,024
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2018 and 2017; 0 shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2018 and 2017; 51,159 and 50,239 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	—
Additional paid-in capital	433,877	418,354
Accumulated other comprehensive income (loss)	(259)	41
Accumulated deficit	(315,606)	(253,784)
TOTAL STOCKHOLDERS' EQUITY	118,013	164,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,012	$383,635

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$124,685	$155,545
Expenses:
Cost of revenue	60,003	56,836
Sales and marketing	44,556	51,794
Technology and development	37,863	47,500
General and administrative	42,431	55,596
Restructuring and other exit costs	3,440	5,959
Impairment of intangible assets and internal use software	—	4,585
Impairment of goodwill	—	90,251
Total expenses	188,293	312,521
Loss from operations	(63,608)	(156,976)
Other (income) expense:
Interest income, net	(988)	(908)
Other income	(766)	(688)
Foreign exchange (gain) loss, net	(389)	1,165
Total other income, net	(2,143)	(431)
Loss before income taxes	(61,465)	(156,545)
Provision (benefit) for income taxes	357	(1,762)
Net loss	$(61,822)	$(154,783)
Net loss per share:
Basic and Diluted	$(1.23)	$(3.17)
Weighted average shares used to compute net loss per share:
Basic and Diluted	50,259	48,869

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2018	December 31, 2017
Net loss	$(61,822)	$(154,783)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	27	(28)
Foreign currency translation adjustments	(327)	342
Other comprehensive income (loss)	(300)	314
Comprehensive loss	$(62,122)	$(154,469)

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	49,378	$—	$398,787	$(273)	$(99,001)	$299,513
Exercise of common stock options	106	—	394	—	—	394
Restricted stock awards, net	(189)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	200	—	629	—	—	629
Issuance of common stock related to RSU vesting	1,273	—	—	—	—	—
Shares withheld related to net share settlement	(529)	—	(2,403)	—	—	(2,403)
Stock-based compensation	—	—	20,947	—	—	20,947
Other comprehensive loss	—	—	—	314	—	314
Net loss	—	—	—	—	(154,783)	(154,783)
Balance at December 31, 2017	50,239	—	418,354	41	(253,784)	164,611
Exercise of common stock options	50	—	45	—	—	45
Restricted stock awards, net	(156)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	174	—	314	—	—	314
Issuance of common stock related to RSU vesting	1,367	1	—	—	—	1
Shares withheld related to net share settlement	(515)	—	(1,638)	—	—	(1,638)
Stock-based compensation	—	—	16,802	—	—	16,802
Other comprehensive loss	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(61,822)	(61,822)
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES:
Net loss	$(61,822)	$(154,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,338	36,225
Stock-based compensation	16,282	20,504
Impairment of intangible assets and internal use software	—	4,585
Impairment of goodwill	—	90,251
Loss on disposal of property and equipment	243	195
Provision for doubtful accounts	758	580
Accretion of available for sale securities	(412)	(276)
Unrealized foreign currency gains, net	(897)	970
Deferred income taxes	(42)	(1,564)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(40,688)	26,051
Prepaid expenses and other assets	4,519	(224)
Accounts payable and accrued expenses	26,612	(502)
Other liabilities	(2,577)	(477)
Net cash provided by (used in) operating activities	(22,686)	21,535
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,433)	(32,438)
Capitalized internal use software development costs	(8,507)	(7,988)
Acquisitions, net of cash acquired	—	(38,610)
Investments in available-for-sale securities	(23,991)	(95,224)
Maturities of available-for-sale securities	62,650	81,050
Sales of available-for-sale securities	9,228	—
Net cash provided by (used in) investing activities	27,947	(93,210)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	394
Proceeds from issuance of common stock under employee stock purchase plan	314	629
Taxes paid related to net share settlement	(1,638)	(2,403)
Net cash used in financing activities	(1,279)	(1,380)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(172)	199
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,810	(72,856)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	76,642	149,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$80,452	$76,642
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$379	$382
Cash paid for interest	$46	$61
Capitalized assets financed by accounts payable and accrued expenses	$6	$109
Capitalized stock-based compensation	$520	$443

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
Risks and Uncertainties
The Company has been negatively impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, the Company made significant reductions in fees charged to buyers during 2017 and in November 2017 eliminated its buyer fees altogether. The competitive pressures and reduced take rate resulted in lower revenue on an annual basis in 2018 compared to the prior year. In an effort to bring its costs into better alignment with reduced take rates, the Company has undertaken restructuring activities to reduce headcount and related operating costs, and has also reduced its capital expenditures. Unless and until the Company is able to compensate for the fee reductions and reduced margins by continuing to increase advertising spending on its platform, or sufficiently reducing costs, it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations.

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
Revenue Recognition
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory between buyers and sellers of advertising inventory. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
The total volume of spending between buyers and sellers on the Company's platform is referred to as advertising spend. The Company keeps a percentage of that advertising spend as a fee, and remits the remainder to the seller. The fee that the Company retains from the gross advertising spend on its platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement with the seller and the clearing price of the winning bid. The Company recognizes revenue upon fulfillment of its performance obligation to a client, which occurs at the point in time an ad renders and is counted as a paid impression, subject to a contract existing with the client and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time; the Company has no arrangements with multiple performance obligations. The Company considers the following when determining if a contract exists (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable.
The Company evaluates whether it acts as the principal in the purchase and sale of digital advertising inventory to determine whether revenue should be reported on a gross or net basis. The Company has determined that it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace, and therefore reports revenue on a net basis. In periods prior to the second quarter of 2017, the Company reported revenue on a gross basis for revenue associated with its intent marketing solution, as the Company determined that it acted as the principal in the purchase and sale of digital advertising inventory. The Company ceased offering its intent marketing solution after the first quarter of 2017, after which time, all of the Company’s revenues have been recorded on a net basis. See Note 4 for additional disclosure of our revenue policies and disaggregated presentation of our revenues.
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
Sales and Marketing. The Company's sales and marketing expenses consist primarily of personnel costs, including stock-

based compensation and sales bonuses paid to the Company's sales organization, marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with client relationships and backlog from the Company's business acquisitions and, to a lesser extent, facilities-related costs and depreciation and amortization. The Company's sales organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers. The Company amortizes acquired intangibles associated with client relationships and backlog from its business acquisitions over their estimated useful lives.
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
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company has granted restricted stock awards, restricted stock units, and stock option awards that vest based solely on continued service, or service conditions, to employees and non-employees. The fair value of each share-based award containing service conditions is based on the Company's grant date common share price for restricted stock awards and restricted stock units and is estimated using the Black-Scholes option-pricing model for stock option awards. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, or the vesting period, which is generally four years.
As of July 1, 2018, the Company prospectively adopted ASU 2018-07—Stock Compensation (Topic 718) ("ASU 2018-07"), which updated the treatment of non-employee share-based awards to conform with the existing guidance under Accounting Standards Codification Topic 718, Compensation—Stock Compensation that was already applicable to share-based awards granted to employees. Prior to this adoption, the Company remeasured the fair value of each non-employee stock-based award each period until a commitment date was reached, which was generally the vesting date. As of the adoption date, the fair value of existing unvested awards held by non-employees was determined based on the adoption date fair value, which will be recognized over the remaining service period. For employees that transition into a non-employee contractor relationship with the Company subsequent to the adoption date their existing awards will continue to be recognized at the original grant date fair value. There was no impact to the Company's consolidated financial statements resulting from the adoption of ASU 2018-07.

The assumptions and estimates used in the Black-Scholes pricing model are as follows:
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
Determining the fair value of stock-based awards using a pricing model requires judgment. The Company’s use of the Black-Scholes option-pricing model requires the input of subjective assumptions such as the expected term of the award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s valuation model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2018 and 2017.
Income Taxes
Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the Company’s consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
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
The Tax Cuts and Jobs Act (“the Tax Act”) was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018. The Company recognized the impact of the revaluation of deferred tax balances and the provisional impact related to the one-time transition tax in its consolidated financial statements for the year ended December 31, 2017. The Company completed its analysis of the impact of U.S. tax reform during 2018 in accordance with the SAB 118 measurement period and there were no changes to the amounts recorded.

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
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to effect any of the Company's contingent consideration liabilities and the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2018 was 18,094,154.
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
Cash, Cash Equivalents, and Marketable Securities
The Company invests excess cash primarily in money market funds, corporate debt securities, and highly liquid debt instruments of the U.S. government and its agencies. The Company classifies investments held in money market funds as cash equivalents because the money market funds have weighted-average maturities at the date of purchase of less than 90 days. Investments held in U.S. government and agency bonds and corporate debt securities with stated maturities of less than one year are classified as short-term investments included in marketable securities and prepaid expenses and other current assets. Investments held in U.S. government and agency bonds and corporate debt securities with stated maturities of over a year are classified as long-term investments included in other assets, non-current on the Company’s consolidated balance sheets, as the Company does not expect to redeem or sell these securities within one year from the balance sheet date.
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
Restricted Cash
The Company classifies certain restricted cash balances within prepaid expenses and other current assets on the consolidated balance sheets based upon the term of the remaining restrictions. At December 31, 2018 and 2017 the Company had no restricted cash.
Accounts Receivable Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts was approximately $1.3 million and $0.5 million at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company wrote-off $0.6 million and $0.7 million, respectively, of accounts receivable.
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
Intangible Assets
Intangible assets primarily consist of acquired developed technology, client relationships, and non-compete agreements resulting from business combinations, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	3 to 5
Client relationships	2.5 to 3
Non-compete agreements	2 to 3
Other intangible assets	1 to 1.5

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
The Company operates as a single operating segment and has identified a single reporting unit. In the third quarter of 2017, the Company identified potential indications of impairment and performed a quantitative goodwill impairment assessment and determined that the fair value of the Company was less than the carrying value, including goodwill. As a result, the Company recorded a goodwill impairment charge of $90.3 million during the third quarter of 2017. Refer to Note 5 for a description of the methods used to compute the goodwill impairment charge in the third quarter of 2017.
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
Assets and liabilities under capital lease are recorded at the lesser of present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are amortized using the straight-line method over the estimated useful lives of the assets. The Company has no capital leases at December 31, 2018.
Fair Value of Financial Instruments
The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable, accrued expenses, and seller payables approximate fair value due to the short-term nature of these instruments. Certain assets of the Company are recorded at their fair value, using the fair value hierarchy, on a recurring basis, and other assets and liabilities, including goodwill and intangible assets are subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review (see Note 5).
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
At December 31, 2018, two buyers accounted for 21% and 13%, respectively, of consolidated accounts receivable. At December 31, 2017, two buyers accounted for 20% and 15%, respectively, of accounts receivable.
The Company recognizes revenue from its contracts with sellers, and no seller of advertising inventory comprised 10% or more of revenue in 2018 or 2017.
At December 31, 2018 and 2017, no seller of advertising inventory comprised 10% or more of accounts payable.

Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Foreign exchange gains or losses were included in foreign exchange (gain) loss, net in the accompanying consolidated statements of operations. To the extent that the functional currency is different than the U.S Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet.
Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted the following accounting pronouncements, using a prospective adoption method, which did not have an impact on the Company's consolidated financial statements and did not result in any significant policy changes:

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
In July 2018, the FASB issued ASU 2018-11—Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which updates some of the implementation requirements under Accounting Standards Codification Topic 842 on leases. ASU 2018-11 provides for an additional adoption approach that was not previously included in ASU 2016-02 that allows for a prospective application. This guidance eliminates the requirement to present prior year comparative lease disclosures once ASU 2016-02 is adopted, and must be adopted concurrently with ASU 2016-02. The Company plans to apply the adoption method made available by ASU 2018-11.
Although the Company is evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The adoption date of this guidance is January 1, 2019 in accordance with ASU 2018-11 and prior periods will not be adjusted. The Company continues to implement changes to its systems, processes and controls, in conjunction with its review of existing lease agreements. The Company’s leases primarily include, real estate leases (office space), equipment leases, and data center leases. The adoption of the new accounting guidance will have a material, although largely offsetting, impact on its consolidated balance sheet in future periods, with increases to both its total assets and total liabilities by establishing right-of-use assets and lease liabilities, respectively. The adoption of this guidance will not have a material impact to the Company's consolidated statements of operations and the Company does not expect it to have any impact on its total cash flows from operating, investing or financing activities.
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
In December 2018, the FASB issued ASU 2018-20—Leases (Topic 842): Narrow-Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 was issued to clarify the requirements for lessors under ASC 842—Leases ("ASC 842"). The ASU clarifies the recognition timing and requirements of certain payments made by lessees to either the lessor or a third party. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with its adoption aligned with the adoption of ASU 2016-02. The Company functions as the sublessor for a limited number of real estate leases, however ASU 2018-20 is not applicable to these subleases.

Note 3—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(61,822)	$(154,783)
Weighted-average common shares outstanding	50,602	49,720
Weighted-average unvested restricted shares	(343)	(851)
Weighted-average common shares outstanding used to compute net loss per share	50,259	48,869
Basic and diluted net loss per share	$(1.23)	$(3.17)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Options to purchase common stock	128	120
Unvested restricted stock awards	218	297
Unvested restricted stock units	2,029	556
ESPP	55	50
Total shares excluded from net loss per share	2,430	1,023

Note 4—Revenues
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") using a modified retrospective approach applied to all contracts that generated revenue in the preceding year. The adoption of this guidance did not have an impact on the amount or timing of revenue recognized by the Company.
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. The Company’s advertising automation solution is a marketplace for sellers of digital advertising inventory (providers of websites, mobile applications and other digital media properties, and their representatives) and buyers of digital advertising inventory (including advertisers, agencies, agency trading desks, and demand-side platforms). This solution incorporates proprietary machine-

learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for the Company’s automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the digital advertising inventory managed on the Company's platform. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company’s platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
The total volume of spending between buyers and sellers on the Company’s platform is referred to as advertising spend. The Company keeps a percentage of that advertising spend as a fee, and remits the remainder to the seller. The fee that the Company retains from the gross advertising spend on its platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. The Company recognizes revenue upon fulfillment of its performance obligation to a client, which occurs at the point in time an ad renders and is counted as a paid impression, subject to an underlying agreement existing with the client and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time when an ad renders. The Company does not have arrangements with multiple performance obligations.
The Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. In periods prior to the second quarter of 2017, the Company reported revenue on a gross basis for revenue associated with its intent marketing solution, as the Company determined that it acted as the principal in the purchase and sale of digital advertising inventory. The Company ceased offering its intent marketing solution after the first quarter of 2017, after which time, all of the Company’s revenues have been recorded on a net basis. Revenue generated by the Company’s intent marketing solution in 2017 prior to its cessation was $1.3 million, which is included in total revenue for the year ended December 31, 2017.
Payment terms are specified in agreements between the Company and the buyers and sellers on its exchange platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy-five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the Company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (see Note 11). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
The following table presents our revenue by channel for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018		December 31, 2017
	(in thousands, except percentages)
Channel:
Desktop	$59,039	47%	$84,327	54%
Mobile	65,646	53	71,218	46
Total	$124,685	100%	$155,545	100%
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
United States	$83,020	$95,567
International	41,665	59,978
Total	$124,685	$155,545

Note 5—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,692	$13,692	$—	$—
U.S. Treasury, government and agency debt securities	$7,524	$7,524	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2017:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$1,807	$210	$1,597	$—
Corporate debt securities	$25,098	$—	$25,098	$—
U.S. Treasury, government and agency debt securities	$29,901	$29,901	$—	$—

At December 31, 2018 and 2017, cash equivalents of $13.7 million and $1.8 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. The commercial paper included in cash equivalents at December 31, 2017 is classified as Level 2 since its fair value is not based on quoted market prices for identical securities that are traded in an active market, but rather is derived from similar securities. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
There were no transfers between Level 1 and Level 2 fair value measurements during the year ended December 31, 2018 and 2017.
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
Impairment of Intangible Assets and Internal Use Software
The Company measures impairment loss based on the difference between the carrying amount and estimated fair value. In the fourth quarter of 2017, we performed a cash flow analysis of our Guaranteed Orders workflow tool that resulted in impairment charges of the related intangible assets and long lived assets totaling $3.5 million and $1.1 million, respectively. The intangible assets included developed technology and client relationships acquired as part of an acquisition completed in 2014. The fair value of the asset group was determined based on a discounted cash flow method, which reflected estimated future cash flows associated with the identified asset group at the measurement date, and falls within Level 3 of the fair value hierarchy. The asset group was determined to be fully impaired and the assets were written down to their fair values of zero.
For the year ended December 31, 2018, no impairments were recorded on the Company's assets required to be measured at fair value on a non-recurring basis.

Note 6—Investments
Investments in marketable securities as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$7,526	$—	$(2)	$7,524

The Company's available-for-sale securities had a weighted remaining contractual maturity of 0.1 years as of December 31, 2018. During the year ended December 31, 2018, the Company sold $9.2 million of available-for-sale investments, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations. The Company had no sales of available-for-sale investments in 2017. As of December 31, 2018, all of the Company's marketable securities had contractual maturities of less than one year.

Investments in marketable securities as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$27,426	$—	$(20)	$27,406
Corporate debt securities	25,098	—	—	25,098
Total	$52,524	$—	$(20)	$52,504
Available-for-sale—long-term:
U.S. Treasury, government and agency debt securities	$2,504	$—	$(9)	$2,495

Note 7—Property and Equipment
Major classes of property and equipment were as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Purchased software	$1,254	$1,985
Computer equipment and network hardware	98,884	90,695
Furniture, fixtures and office equipment	1,973	2,165
Leasehold improvements	2,571	3,325
Gross property and equipment	104,682	98,170
Accumulated depreciation	(71,195)	(50,777)
Net property and equipment	$33,487	$47,393

Depreciation expense on property and equipment totaled $25.0 million and $20.3 million for the years ended December 31, 2018 and 2017, respectively. There were no impairment charges to property and equipment for the years ended December 31, 2018 and 2017.
At December 31, 2018 and 2017, the Company had no property and equipment under capital leases.
The Company's property and equipment, net by geographical region was as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
United States	$24,928	$37,566
International	8,559	9,827
Total	$33,487	$47,393

Note 8—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Internal use software development costs, gross	41,882	$33,414
Accumulated amortization	(27,312)	(20,680)
Internal use software development costs, net	$14,570	$12,734

During the years ended December 31, 2018 and 2017, the Company capitalized $9.0 million and $8.4 million, respectively, of internal use software development costs. Amortization expense was $7.2 million and $11.1 million for the years ended December 31, 2018 and 2017, respectively. In the years ended December 31, 2018 and 2017, amortization expense included the write-off of software development costs of $0.5 million and $1.6 million, in the respective periods. Based on the Company’s internal use software development costs at December 31, 2018, estimated amortization expense of $7.0 million, $5.1 million and $2.5 million is expected to be recognized in 2019, 2020 and 2021, respectively.
In the fourth quarter of 2017, the Company recognized an impairment of the remaining capitalized software asset related to its Guaranteed Orders workflow tool of $1.1 million, which is included within impairment of intangible assets and internal use software on the consolidated statements of operations (see Note 5 for additional valuation details). There were no impairment charges to internal use software development costs for the year ended December 31, 2018.

Note 9—Goodwill and Intangible Assets
Throughout 2017, the Company experienced a decrease in its stock price and market capitalization. During the third quarter of 2017, there were also certain developments that negatively impacted the Company's near-term business outlook, including the strategic decision to make reductions in the fees the Company charges buyers in open market waterfall RTB transactions, header bidding, and direct pressure from buyers and sellers, which accelerated dramatically in 2017. The Company concluded that these developments, together with the continued decline in the Company's market capitalization below the carrying value of its net assets, represented an indication of impairment that triggered the Company to perform a quantitative valuation assessment of its goodwill. The Company, with the assistance of a valuation consultant, performed a fair value assessment of its net assets using fair values derived from income and market approaches and weighted the outcomes. The fair value of its net assets was compared to the carrying value of $274.4 million and, as the carrying value exceeded the estimated fair value, the Company recorded an impairment charge of $90.3 million during the third quarter of 2017. For additional details regarding the valuation assessment process, refer to Note 5.
The Company no longer had a goodwill balance following the goodwill impairment. Activity of the Company’s goodwill for the year ended December 31, 2017 was as follows:

December 31, 2017
(in thousands)
Beginning balance	$65,705
Additions from the acquisition of nToggle (See Note 10)	24,546
Impairment of goodwill	(90,251)
Ending balance	$—

The Company’s intangible assets as of December 31, 2018 and 2017 included the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	690	690
Trademarks	20	20
Total identifiable intangible assets, gross	17,588	17,588
Accumulated amortization—intangible assets:
Developed technology	(6,888)	(4,062)
Non-compete agreements	(506)	(161)
Trademarks	(20)	(6)
Total accumulated amortization—intangible assets	(7,414)	(4,229)
Total identifiable intangible assets, net	$10,174	$13,359

Amortization of intangible assets for the years ended December 31, 2018 and 2017 was $3.2 million and $4.8 million, respectively.
In the fourth quarter of 2017, the Company recognized an impairment charge of the remaining intangible assets associated with its Guaranteed Orders workflow tool, totaling $3.5 million. These intangible assets included developed technology and client relationships acquired as part of an acquisition completed in 2014. See Note 5 for additional information.

The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2018:

Fiscal Year	Amount
(in thousands)
2019	$3,010
2020	2,826
2021	2,826
2022	1,512
2023	—
Thereafter	—
Total	$10,174

Note 10—Business Combinations
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

The intangible assets are amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenue, the amortization related to non-compete agreements is included in technology and development, and amortization related to trademark and trade name is included in general and administrative.
Goodwill resulting from the acquisition was primarily attributable to acquired workforce, an increase in development capabilities, increased offerings to clients, and enhanced opportunities for growth and innovation. Refer to Note 5 for a description of the methods used to compute the charge for the impairment of consolidated goodwill of $90.3 million recorded in the third quarter of 2017. The acquired intangibles and goodwill resulting from the nToggle acquisition are not amortizable for tax purposes.
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

Year Ended
December 31, 2017
(in thousands)
Pro forma revenues	$156,480
Pro forma net loss	$(158,443)
Pro forma net loss per share, basic	$(3.24)
Pro forma net loss per share, diluted	$(3.24)

nToggle's technology was fully integrated into the Company's platform, and its pre-acquisition product is not offered on a stand-alone basis. As a result, the determination of nToggle's post-acquisition revenue and operating results on a stand-alone basis was impracticable.
Note 11—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Accounts payable—seller	$230,423	$203,694
Accounts payable—trade	3,122	3,764
Accrued employee-related payables	6,133	6,645
Total	$239,678	$214,103

 Note 12—Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Investments, net of tax	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(1)	$(272)	$(273)
Other comprehensive income (loss)	(28)	342	314
Balance at December 31, 2017	(29)	70	41
Other comprehensive income (loss)	27	(327)	(300)
Balance at December 31, 2018	$(2)	$(257)	$(259)

Note 13—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors under the plan. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango") and iSocket, Inc. ("iSocket"), it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan") and the 2009 Equity Incentive Plan - iSocket (the "iSocket Plan"). As part of the nToggle acquisition in July 2017, the Company assumed all unvested in-the-money options and restricted stock held by continuing employees under the nToggle, Inc. 2014 Equity Incentive Plan ("nToggle Plan") (see Note 10). All compensatory equity awards outstanding at December 31, 2018 were issued pursuant to the 2014 Equity Incentive Plan, the iSocket Plan, the Chango Plan, the nToggle Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock awards and restricted stock units vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter. The restricted stock units granted in 2018 included 2,800,000 restricted stock units that vest 50% on each of the first and second anniversaries of the grant date. Options, restricted stock awards, and restricted stock units granted under the plans accelerate under certain circumstances for certain participants upon on a change in control, as defined in the governing plan. No further awards were made under the iSocket Plan, the Chango Plan, the nToggle Plan, or the 2007 Stock Incentive Plan; available shares under the iSocket Plan, the Chango Plan, and the nToggle Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 6,701,872 shares remained available for future issuance at December 31, 2018 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.

Stock Options
A summary of stock option activity for the year ended December 31, 2018 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2017	4,363	$8.75
Granted	706	$2.09
Exercised	(50)	$0.91
Expired	(1,438)	$10.17
Forfeited	(93)	$3.83
Outstanding at December 31, 2018	3,488	$7.06	7.09 years	$2,354
Exercisable at December 31, 2018	2,114	$9.29	6.07 years	$765

The total intrinsic values of options exercised during the year ended December 31, 2018 was $0.1 million. At December 31, 2018, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $3.2 million, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2018 was $1.15. Total fair value of options vested during the year ended December 31, 2018 was $3.3 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Expected term (in years)	6.0	5.8
Risk-free interest rate	2.67%	2.03%
Expected volatility	57%	57%
Dividend yield	—%	—%

Restricted Stock Awards
A summary of restricted stock activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock outstanding at December 31, 2017	558	$12.60
Granted	—	$—
Canceled	(156)	$13.82
Vested	(205)	$12.19
Nonvested shares of restricted stock outstanding at December 31, 2018	197	$12.06

The aggregate fair value of restricted stock awards with service conditions that vested during the year ended December 31, 2018 was $0.6 million. At December 31, 2018, the Company had unrecognized stock-based compensation expense for restricted stock awards with service conditions of $0.9 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units
A summary of restricted stock unit activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2017	3,609	$7.55
Granted	4,976	$2.30
Canceled	(1,118)	$5.32
Vested	(1,367)	$8.06
Nonvested restricted stock units outstanding at December 31, 2018	6,100	$3.56

The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2018 was $2.30. The aggregate fair value of restricted stock units that vested during year ended December 31, 2018 was $4.3 million. At December 31, 2018, the intrinsic value of nonvested restricted stock units was $22.8 million. At December 31, 2018, the Company had unrecognized stock-based compensation expense relating to nonvested restricted stock units of approximately $17.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.
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
As of December 31, 2018, the Company has reserved 1,607,646 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Cost of revenue	$321	$404
Sales and marketing	4,557	4,582
Technology and development	2,867	4,034
General and administrative	8,139	9,924
Restructuring and other exit costs	398	1,560
Total stock-based compensation expense	$16,282	$20,504

Note 14—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company underwent restructuring events throughout 2017 and in the first quarter of 2018. The objective of these restructuring activities was to streamline operations, prioritize resources for growth initiatives and increase profitability.
For the year ended December 31, 2017, the Company recognized $6.0 million of restructuring and other exit costs expenses related to the cessation of it's intent marketing solution, including the closure of the Toronto office, as well as the realignment of the management team to a more cost efficient structure (collectively, the "2017 Restructuring Events"). A majority of the costs incurred in the year ended December 31, 2017 were severance and one-time termination benefit costs, of which $1.6 million related to non-cash stock-based compensation, the remainder of which related to facility closure costs.
In the first quarter of 2018, the Company announced its restructuring plan to reduce headcount to bring the Company's general and administrative operations into better alignment with the current size of the business and de-layer certain functions, and to reduce its investment in unprofitable projects (the "2018 Restructuring Events"). During the year ended December 31, 2018, the Company incurred restructuring and other exit costs expenses of $3.4 million for severance and one-time termination benefits.
The following table summarizes restructuring and other exit cost activity for the 2018 Restructuring Events (in thousands):

Accrued restructuring and other exit costs at December 31, 2017	$—
Restructuring and other exit costs	3,440
Cash paid for restructuring and other exit costs	(2,975)
Non-cash stock-based compensation for restructuring and other exit costs	(398)
Accrued restructuring and other exit costs at December 31, 2018	$67

Accrued restructuring costs related to the 2017 Restructuring Events were $0.1 million at December 31, 2017 and were paid in the first half of 2018. Accrued restructuring costs are included within other liabilities on the Company's consolidated balance sheets.
The following table presents the components of restructuring and other exit costs for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Employee termination costs	$3,440	$5,753
Facility closing costs	—	206
Total restructuring and other exit costs	$3,440	$5,959

Note 15—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Domestic	$(62,292)	$(104,750)
International	827	(51,795)
Loss before income taxes	$(61,465)	$(156,545)

The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Current:
Federal	$(23)	$(140)
State	41	78
Foreign	388	(250)
Total current provision	406	(312)
Deferred:
Federal	—	(1,877)
State	2	288
Foreign	(51)	139
Total deferred benefit	(49)	(1,450)
Total provision (benefit) for income taxes	$357	$(1,762)

The Company recorded an income tax expense of $0.4 million for the year ended December 31, 2018 and an income tax benefit of $1.8 million for the year ended December 31, 2017. The tax provision for the year ended December 31, 2018 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
During the fourth quarter of 2017, the Company recorded a tax deduction of $145.8 million and increased its valuation allowance by a corresponding amount, resulting in no net tax benefit related to a worthless stock deduction generated by the Company's exit from its intent marketing business activities in Canada.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including the following: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of executive compensation and research and development (“R&D”) expenditures; temporary immediate expensing of qualified property; the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one time U.S. tax liability on those earning which had not previously been repatriated to the U.S. (the “Transition Tax”).
The Tax Act imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company determined, among other things, the amount of post-1986 E&P of the relevant subsidiaries. The Company recorded a provisional Transition Tax of $0.6 million, which reduced its U.S. net deferred tax assets for the year ended December 31, 2017. We completed our analysis of the impact of U.S. tax reform during 2018, and for the year ended December 31, 2018, there was no change to the Transaction Tax recorded in the prior period.
The Tax Act also reduced the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018. Consequently, the Company recorded a decrease to its tax effected U.S. net deferred tax assets of $31.6 million, with a corresponding decrease to the U.S. valuation allowance for the year ended December 31, 2017 as a result of re-measuring net deferred tax assets at the new lower corporate tax rate of 21%.
The Tax Act requires certain GILTI income earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder (for tax years beginning after December 31, 2017). For the year ended December 31, 2018, the Company has included a GILTI inclusion of $1.3 million, which was incorporated in the calculation of the tax provision.

Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017:

	Year Ended
	December 31, 2018	December 31, 2017
U.S. federal statutory income tax rate	21.0%	34.0%
State income taxes, net of federal benefit	(0.1)%	—%
Foreign income (loss) at other than U.S. rates	—%	0.2%
Stock-based compensation expense	(5.3)%	(3.8)%
Meals and entertainment	(0.4)%	(0.1)%
Goodwill impairment	—%	(19.0)%
Research and development tax credits	—%	0.8%
Debt cancellation	(1.2)%	—%
Worthless stock	—%	31.7%
Other permanent items	(0.5)%	(0.5)%
Change in valuation allowance	(14.1)%	(22.0)%
Tax rate change; U.S. tax reform	—%	(20.2)%
Effective income tax rate	(0.6)%	1.1%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Deferred Tax Assets:
Accrued liabilities	$916	$2,648
Stock-based compensation	2,623	3,685
Net operating loss carryovers	76,098	65,648
Tax credit carryovers	13,206	13,494
Other	1,053	1,502
Total deferred tax assets	93,896	86,977
Less valuation allowance	(90,959)	(81,767)
Deferred tax assets, net of valuation allowance	2,937	5,210
Deferred Tax Liabilities:
Fixed assets	(2,352)	(3,864)
Intangible assets	(152)	(955)
Other	—	—
Total deferred tax liabilities	(2,504)	(4,819)
Net deferred tax assets (liability)	$433	$391

The change in valuation allowance for the years ended December 31, 2018 and 2017 was $9.2 million and $42.3 million, respectively.
At December 31, 2018, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $285.5 million, which will begin to expire in 2027. At December 31, 2018, the Company had state NOLs of approximately $167.0 million, which will begin to expire in 2027. At December 31, 2018, the Company had foreign NOLs of approximately $20.5 million, which will begin to expire in 2026. At December 31, 2018, the Company had federal research and development tax credit carryforwards, or credit carryforwards, of approximately $10.2 million, which will begin to expire in 2027. At December 31, 2018, the Company had state research and development tax credits of approximately $8.0 million, which carry forward indefinitely. No amounts for any federal or state research and development tax credits for the year ended December 31, 2018 are included herein.

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
At December 31, 2018, unremitted earnings of the subsidiaries outside of the United States were approximately $7.6 million, on which the Company recorded a transition tax of $0.6 million, as discussed above. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
(in thousands)
Balance as of December 31, 2016	$5,027
Increases related to 2017 tax positions	619
Decreases related to prior year tax positions	—
Balance as of December 31, 2017	5,646
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Decreases related to prior year tax positions	(929)
Balance as of December 31, 2018	$4,717

Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2018 and 2017 were not material.
Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For Australia, Brazil, Canada, Germany, Italy, Japan, Singapore, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, while for France only 2014 forward are open for examination. During the first quarter of 2017, the Internal Revenue Service ("IRS") commenced an examination of the 2015 tax year. During 2018, the Company received an IRS Letter 1226 indicating no change to the 2015 tax return as filed and concluded the examination.
The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 16—Commitments and Contingencies
Operating Leases
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities. Total rental expenses were $12.6 million and $12.7 million for the years ended December 31, 2018 and 2017, respectively. Additionally, expenses for cloud-based services related to data centers were $7.1 million and $4.9 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and December 31, 2017, the Company had $2.9 million of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.

The following table summarizes the Company's future minimum lease payments under non-cancelable operating leases and related sublease income at December 31, 2018:

	2019	2020	2021	2022	2023	Total
	(in thousands)
Operating lease expense	$6,773	$3,880	$1,734	$1,019	$597	$14,003
Operating sublease income	(285)	(194)	(194)	(194)	(145)	(1,012)
Total	$6,488	$3,686	$1,540	$825	$452	$12,991

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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2018. However, based on management’s knowledge as of December 31, 2018, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
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

Note 17—Debt
On September 26, 2018, the Company amended and restated its loan and security agreement with Silicon Valley Bank (the "Loan Agreement"), which was scheduled to expire on September 27, 2018. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The amount available for borrowing as of December 31, 2018 is $30.0 million due to a $10.0 million reserve that will be released if the Company maintains positive Adjusted EBITDA for any trailing twelve-month period. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
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
The Loan Agreement is collateralized by security interests in substantially all of the Company's assets. Subject to certain exceptions, the Loan Agreement restricts the Company's ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. If a streamline period is not in effect, the Company is required to maintain a lockbox arrangement where clients payments received in the lockbox will immediately reduce the amounts outstanding on the credit facility.
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of December 31, 2018, the Company's Adjusted Quick Ratio was 1.16, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of December 31, 2018, the Company was in compliance with the Adjusted EBITDA covenant.
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
As of December 31, 2018, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.
Note 18—Related Party Transactions
As of December 31, 2018 and 2017, there were no holders of more than 10% of the Company’s outstanding common stock that were considered to be related parties. During the years ended December 31, 2018 and 2017, the Company did not enter into transactions with any of its related parties.

Note 19—Quarterly Financial Data (Unaudited)
The following tables set forth our quarterly consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2018. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(in thousands, except per share amounts)
Revenue	$46,015	$42,922	$35,211	$31,397	$24,876	$28,648	$29,729	$41,432
Expenses:
Cost of revenue	14,688	13,698	12,985	15,465	14,783	15,044	14,687	15,489
Sales and marketing	14,628	12,529	12,503	12,134	12,257	11,135	10,654	10,510
Technology and development	12,753	12,044	11,580	11,123	10,494	9,245	9,299	8,825
General and administrative	15,080	14,355	13,644	12,517	12,544	11,441	9,355	9,091
Restructuring and other exit costs	4,338	1,621	—	—	2,466	974	—	—
Impairment of intangible assets and internally developed software	—	—	—	4,585	—	—	—	—
Impairment of goodwill	—	—	90,251	—	—	—	—	—
Total expenses	61,487	54,247	140,963	55,824	52,544	47,839	43,995	43,915
Loss from operations	(15,472)	(11,325)	(105,752)	(24,427)	(27,668)	(19,191)	(14,266)	(2,483)
Other (income) expense, net	(7)	84	(150)	(358)	73	(1,281)	(558)	(377)
Loss before income taxes	(15,465)	(11,409)	(105,602)	(24,069)	(27,741)	(17,910)	(13,708)	(2,106)
Provision (benefit) for income taxes	375	146	(2,031)	(252)	75	74	84	124
Net loss	$(15,840)	$(11,555)	$(103,571)	$(23,817)	$(27,816)	$(17,984)	$(13,792)	$(2,230)
Net loss per share:
Basic and diluted	$(0.33)	$(0.24)	$(2.11)	$(0.48)	$(0.56)	$(0.36)	$(0.27)	$(0.04)
Weighted-average shares used to compute net loss per share:
Basic and diluted	48,332	48,783	49,055	49,293	49,692	50,071	50,513	50,746

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, or the 2019 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2019 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2019 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the 2019 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the 2019 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

10.8+
The Rubicon Project, Inc. 2014 Employee Stock Purchase Plan, as amended and restated on July 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2018).

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

10.17
Amended and Restated Loan and Security Agreement, dated as of September 26, 2018, by and among Silicon Valley Bank, the Registrant, Rubicon Project Hopper, Inc., and Rubicon Project Bell, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2018).

10.18
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

10.20
Stock Pledge Agreement, dated as of July 29, 2015, by and between Silicon Valley Bank and Rubicon Project Unlatch, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.21
Second Amendment to Stock Pledge Agreement, dated as of September 26, 2018, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2018.

10.22+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.23+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

10.24+
Form of Amendment No. 1 to Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015).

10.25+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.26+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.27
Sublease, dated January 9, 2013, by and between Fox Interactive Media, Inc. and the Registrant (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 filed with the Commission on February 4, 2014).

16.1
Letter of PricewaterhouseCoopers LLP dated August 23, 2018 to the SEC regarding statements included in Current Report on Form 8-K (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 23, 2018).

21.1*	List of Subsidiaries of The Rubicon Project, Inc.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document

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
Date February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer )	February 27, 2019
David Day
/s/ Blima Tuller	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Blima Tuller
/s/ Frank Addante	Director	February 27, 2019
Frank Addante
/s/ Robert J. Frankenberg	Director	February 27, 2019
Robert J. Frankenberg
/s/ Sumant Mandal	Director	February 27, 2019
Sumant Mandal
/s/ Robert F. Spillane	Director	February 27, 2019
Robert F. Spillane
/s/ Lisa L. Troe	Director	February 27, 2019
Lisa L. Troe
/s/ Lewis W. Coleman	Director	February 27, 2019
Lewis W. Coleman