Form 10-Q
period 2019-03-31
RUBICON PROJECT, INC.
filed 2019-05-02
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2019
Common Stock, $0.00001 par value	51,776,370

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$80,714	$80,452
Marketable securities	—	7,524
Accounts receivable, net	155,888	205,683
Prepaid expenses and other current assets	7,448	6,882
TOTAL CURRENT ASSETS	244,050	300,541
Property and equipment, net	28,307	33,487
Right-of-use lease asset	12,801	—
Internal use software development costs, net	14,790	14,570
Intangible assets, net	9,382	10,174
Other assets, non-current	2,067	1,240
TOTAL ASSETS	$311,397	$360,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$187,891	$239,678
Lease liabilities, current	6,928	—
Other current liabilities	673	1,304
TOTAL CURRENT LIABILITIES	195,492	240,982
Lease liabilities, non-current	7,235	—
Other liabilities, non-current	179	1,017
TOTAL LIABILITIES	202,906	241,999
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2019 and December 31, 2018; 51,765 and 51,159 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	436,807	433,877
Accumulated other comprehensive loss	(165)	(259)
Accumulated deficit	(328,152)	(315,606)
TOTAL STOCKHOLDERS' EQUITY	108,491	118,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$311,397	$360,012

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$32,416	$24,876
Expenses:
Cost of revenue	15,116	14,783
Sales and marketing	10,592	12,257
Technology and development	9,716	10,494
General and administrative	10,280	12,544
Restructuring and other exit costs	—	2,466
Total expenses	45,704	52,544
Loss from operations	(13,288)	(27,668)
Other (income) expense:
Interest income, net	(193)	(271)
Other income	(142)	(210)
Foreign exchange loss, net	301	554
Total other (income) expense, net	(34)	73
Loss before income taxes	(13,254)	(27,741)
Provision (benefit) for income taxes	(708)	75
Net loss	$(12,546)	$(27,816)
Net loss per share:
Basic and Diluted	$(0.24)	$(0.56)
Weighted average shares used to compute net loss per share:
Basic and Diluted	51,577	49,692

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(12,546)	$(27,816)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	(10)
Foreign currency translation adjustments	92	214
Other comprehensive income	94	204
Comprehensive loss	$(12,452)	$(27,612)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	9	—	6	—	—	6
Issuance of common stock related to RSU vesting	51	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(40)	—	—	(40)
Stock-based compensation	—	—	4,689	—	—	4,689
Other comprehensive income	—	—	—	204	—	204
Net loss	—	—	—	—	(27,816)	(27,816)
Balance at March 31, 2018	50,280	$—	$423,009	$245	$(281,600)	$141,654

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	76	—	251	—	—	251
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,171	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive income	—	—	—	94	—	94
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at March 31, 2019	51,765	$1	$436,807	$(165)	$(328,152)	$108,491

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net loss	$(12,546)	$(27,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,640	8,710
Stock-based compensation	4,369	4,544
Loss on disposal of property and equipment	4	120
Provision for doubtful accounts	775	96
Accretion of available-for-sale securities	24	(154)
Unrealized foreign currency (gains) losses, net	(183)	227
Deferred income taxes	(753)	—
Changes in operating assets and liabilities:
Accounts receivable	46,446	28,259
Prepaid expenses and other assets	640	(170)
Accounts payable and accrued expenses	(49,482)	(23,158)
Other liabilities	(1,386)	(422)
Net cash used in operating activities	(3,452)	(9,764)
INVESTING ACTIVITIES:
Purchases of property and equipment	(142)	(239)
Capitalized internal use software development costs	(2,098)	(2,573)
Investments in available-for-sale securities	—	(19,238)
Maturities of available-for-sale securities	7,500	22,600
Net cash provided by investing activities	5,260	550
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	251	6
Taxes paid related to net share settlement	(1,835)	(40)
Net cash used in financing activities	(1,584)	(34)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	38	122
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	262	(9,126)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	80,452	76,642
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$80,714	$67,516
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$92	$137
Cash paid for interest	$10	$15
Capitalized assets financed by accounts payable and accrued expenses	$509	$237
Capitalized stock-based compensation	$145	$145

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
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methodologies, and allows advertising content to be presented to consumers through different channels. The Company's solution enables buyers and sellers to purchase and sell:

•	a comprehensive range of advertising units, including display, audio, and video;

•
that are transacted through real-time bidding, which includes (i) direct sale of premium inventory, which the Company refers to as private marketplace, and (ii) open auction bidding, which the Company refers to as open marketplace; and

•	that are displayed across digital channels, including mobile web, mobile application, and desktop, as well as across various out-of-home channels, such as digital billboards.
Risks and Uncertainties
The Company has been impacted by rapid changes in the ad tech industry, including demand by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. In response to these challenges, the Company made changes to its pricing model in 2017, eliminating fees charged to buyers, which significantly reduced its revenue. To offset the decrease in revenue, the Company realigned its cost structure in 2018, including restructuring activities to reduce headcount and related operating costs and capital expenditures. Unless and until the Company is able to compensate for the fee reductions and reduced margins by continuing to increase advertising spend on its platform, or sufficiently reducing costs, it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2019, or for any future year.
The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in its 2018 Annual Report on Form 10-K.
The Company adopted Accounting Standards Codification Topic 842 ("ASC 842")—Leases on January 1, 2019 using a modified retrospective approach. The adoption of this standard impacted only the financial statements included as of March 31, 2019 and for the three months ended March 31, 2019. See below for additional information regarding the Company's adoption of ASC 842. Aside from the adoption of ASC 842, there have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in its Annual Report on Form 10-K.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
Adoption of ASC 842
On January 1, 2019, the Company adopted ASC 842, which requires the recognition of the right-of-use assets, or ROU assets, and related lease liabilities on the balance sheet using a modified retrospective approach. The consolidated financial statements related to periods prior to January 1, 2019 were not restated, and continue to be reported under ASC Topic 840—Leases ("ASC 840"), which did not require the recognition of operating lease liabilities on the balance sheet. As a result the consolidated financial statements related to periods prior to January 1, 2019 are not entirely comparative with current and future periods. As permitted under ASC 842, the Company elected several practical expedients that permit the Company to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. In addition, the Company has elected not to recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our data center leases. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term.
In addition to the leases previously reported under ASC 840, the Company also reviewed its data center agreements to identify non-lease components that should not be included in the lease liability and lease expense under ASC 842. Certain fixed non-lease components of data center leases, primarily fixed minimum power commitments, have been included in the lease liability and ROU asset as the Company has elected the practical expedient for its data centers to not separate the lease and non-lease components; however, variable components have not been included. For identified leases, the Company used its incremental borrowing rate to discount the related future payment obligations as of January 1, 2019 to determine its lease liability as of adoption. As of the adoption date, the Company recognized a lease liability of $15.6 million and a corresponding ROU asset of $14.3 million; there was no equity impact from the adoption. The difference between the lease liability and the ROU asset primarily represents the existing deferred rent liabilities balances before adoption, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU asset.
The Company records rent expense for operating leases, including leases of office locations, data centers, and equipment, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. The lease liability is included in lease liabilities, current and lease liabilities, non-current within the condensed consolidated balance sheet, which are reduced as lease related payments are made. The ROU asset is amortized on a periodic basis over the expected term of the lease. See Note 11 for additional information.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In March 2019, the Financial Accounting Standards Board issued ASU 2019-01—Leases (Topic 842): Codification Improvements ("ASU 2019-01"), which clarifies certain topics around lease guidance. One of the provisions of ASU 2019-01 pertains to the Company as it updates existing guidance by explicitly allowing an exception to transition disclosures typically required, while adopting ASC 842. Under this guidance, entities that have adopted ASC 842 are not required to provide identical disclosures for the comparative previous year period in the year of adoption. ASU 2019-01 is required to be adopted concurrently with the adoption of ASC 842, and as such, the Company adopted ASU 2019-01 during the first quarter of 2019.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(12,546)	$(27,816)
Weighted-average common shares outstanding	51,635	50,248
Weighted-average unvested restricted stock	(58)	(556)
Weighted-average common shares outstanding used to compute net loss per share	51,577	49,692
Basic and diluted net loss per share	$(0.24)	$(0.56)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Options to purchase common stock	513	37
Unvested restricted stock awards	44	186
Unvested restricted stock units	2,746	1,369
ESPP	28	62
Total shares excluded from net loss per share	3,331	1,654

Note 3—Revenues
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
The following table presents our revenue by channel for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019		March 31, 2018
	(in thousands, except percentages)
Channel:
Desktop	$15,221	47%	$14,309	58%
Mobile	17,195	53	10,567	42
Total	$32,416	100%	$24,876	100%
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
United States	$21,486	$15,504
International	10,930	9,372
Total	$32,416	$24,876

Note 4—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2019:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,301	$13,301	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,692	$13,692	$—	$—
U.S. Treasury, government and agency debt securities	$7,524	$7,524	$—	$—

At March 31, 2019 and December 31, 2018, cash equivalents of $13.3 million and $13.7 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
Note 5—Other Balance Sheet Amounts
Investments in marketable securities as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$7,526	$—	$(2)	$7,524

The Company had no available-for-sale securities as of March 31, 2019. For the three months ended March 31, 2019, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations for the sale of available-for-sale investments.
Accounts payable and accrued expenses included the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts payable—seller	$177,519	$230,423
Accounts payable—trade	5,022	3,122
Accrued employee-related payables	5,350	6,133
Total	$187,891	$239,678

There was no restricted cash as of March 31, 2019 and December 31, 2018.

Note 6—Intangible Assets
The Company’s intangible assets as of March 31, 2019 and December 31, 2018 included the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	690	690
Trademarks	20	20
Total identifiable intangible assets, gross	17,588	17,588
Accumulated amortization—intangible assets:
Developed technology	(7,594)	(6,888)
Non-compete agreements	(592)	(506)
Trademarks	(20)	(20)
Total accumulated amortization—intangible assets	(8,206)	(7,414)
Total identifiable intangible assets, net	$9,382	$10,174

Amortization of intangible assets for the three months ended March 31, 2019 and 2018 was $0.8 million for both periods. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2019:

Fiscal Year	Amount
(in thousands)
Remaining 2019	$2,218
2020	2,826
2021	2,826
2022	1,512
2023	—
Thereafter	—
Total	$9,382

Note 7—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter, but with certain retention grants vesting 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 4,453,472 shares remained available for future grants at March 31, 2019 under the plans.

Stock Options
A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2018	3,488	$7.06
Granted	1,184	$4.98
Exercised	(76)	$3.29
Expired	(5)	$16.22
Forfeited	(68)	$2.80
Outstanding at March 31, 2019	4,523	$6.63	7.64 years	$6,317
Exercisable at March 31, 2019	2,285	$8.84	6.12 years	$2,376

The total intrinsic values of options exercised during the three months ended March 31, 2019 was $0.3 million. At March 31, 2019, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.8 million, which is expected to be recognized over a weighted-average period of 3.1 years. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2019 was $2.85. Total fair value of options vested during the three months ended March 31, 2019 was $0.5 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.51%	2.66%
Expected volatility	60%	57%
Dividend yield	—%	—%

Restricted Stock Awards
A summary of RSA activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock awards outstanding at December 31, 2018	197	$12.06
Granted	—	$—
Canceled	(182)	$11.92
Vested	—	$—
Nonvested shares of restricted stock awards outstanding at March 31, 2019	15	$13.71

No RSAs vested during the three months ended March 31, 2019. At March 31, 2019, the Company had unrecognized stock-based compensation expense for RSAs with service conditions of $0.1 million, which is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2018	6,100	$3.56
Granted	4,494	$4.61
Canceled	(158)	$3.14
Vested	(1,171)	$2.35
Nonvested restricted stock units outstanding at March 31, 2019	9,265	$4.23

The weighted-average grant date fair value per share of RSUs granted during the three months ended March 31, 2019 was $4.61, which included 1.6 million RSUs that vest 50% annually over 2 years. The aggregate fair value of RSUs that vested during three months ended March 31, 2019 was $4.7 million. At March 31, 2019, the intrinsic value of nonvested RSUs was $56.3 million. At March 31, 2019, the Company had unrecognized stock-based compensation expense relating to nonvested RSUs of approximately $33.7 million, which is expected to be recognized over a weighted-average period of 2.69 years.
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
As of March 31, 2019, the Company has reserved 2,119,240 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cost of revenue	$92	$107
Sales and marketing	1,345	1,185
Technology and development	1,059	849
General and administrative	1,873	2,357
Restructuring and other exit costs	—	46
Total stock-based compensation expense	$4,369	$4,544

Note 8—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company undertook restructuring events in 2018 to streamline operations, prioritize resources for growth initiatives and increase profitability. Restructuring and other exit costs incurred related to severance and one-time termination benefit costs.

The following table summarizes restructuring and other exit cost activity for the three months ended March 31, 2018 (in thousands):

Accrued restructuring and other exit costs at January 1, 2018	$—
Restructuring and other exit costs	2,466
Cash paid for restructuring and other exit costs	(1,797)
Non-cash stock-based compensation for restructuring and other exit costs	(46)
Accrued restructuring and other exit costs at March 31, 2018	$623

As of December 31, 2018, the Company had $0.1 million accrued restructuring and other exit costs remaining. No restructuring and other exit costs were incurred during the three months ended March 31, 2019, and all remaining accrued costs associated with the 2018 restructuring events were paid in the first quarter of 2019.
Note 9—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax benefit of $0.7 million for the three months ended March 31, 2019, and income tax expense of $0.1 million for the three months ended March 31, 2018. The tax provision for the three months ended March 31, 2019 is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with the foreign subsidiaries.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 34% to 21%. For additional information and a discussion of the impact of the Tax Act on the Company, refer to Note 15 of the "Notes to Consolidated Financial Statements" within our Annual Report on Form 10-K for December 31, 2018.
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
There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 10—Commitments and Contingencies
Commitments
The Company has commitments for cloud-based services, which resulted in expenses of $2.3 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had $2.4 million and $2.9 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date. The Company also has operating lease agreements, discussed in more detail in Note 11.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2019. However, based on management’s knowledge as of March 31, 2019, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 11—Lease Obligations
The Company adopted ASC 842 as of January 1, 2019. As part of the implementation, the Company recognized its lease liabilities, including the current and non-current portions, within its condensed consolidated balance sheet as of the adoption date, which represents the present value of the Company’s obligation related to the estimated future lease payments. The Company also recognized a right-of-use asset, or ROU asset, which represents the right to use the leased asset over the period of the lease. The ROU asset was calculated as the lease liability less any asset or liability balances that existed at the time of adoption.
The lease term is generally specified in the lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise the option at the commencement date and periodically thereafter. Certain data center lease agreements include one year extension options or month-to-month extension options, and one or more of these extensions have been assumed for each lease that the Company believes to be an integral part of our business in the near term. The lease terms of the Company’s operating leases generally range from one year to five years, and the weighted average remaining lease term is 2.4 years as of March 31, 2019.
To determine the estimated future lease payments, the Company reviews each of its lease agreements to identify the various payment components. For real estate and equipment leases, the Company includes only the actual lease components in its determination of future lease payments, and for its data center leases, includes both the fixed lease and non-lease components in the estimated future lease payments. This typically includes a fixed minimum power commitment that is included in the data center agreements, but it does not include any variable or usage-based additional charges. Once the estimated future lease payments are determined, the Company uses a discount rate to calculate the present value of the future lease payments. As of March 31, 2019, a weighted average discount rate of 5.30% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. This represents the incremental borrowing rate the Company would be subject to on borrowings from its available revolving debt agreement (See Note 12).
For the three months ended March 31, 2019, the Company recognized $1.8 million of lease expense under ASC 842, which includes operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, the Company recognized $0.2 million of lease expense related to short-term leases that are not included in the ROU asset or lease liability balances. For the three months ended March 31, 2018, the Company recognized rental expenses of $3.3 million under ASC 840, which included expenses related to short-term leases, and also included certain non-lease components including variable capacity related expenses at the data centers. The Company also received rental income of $0.1 million and $0.2 million for real estate leases for which it subleases the property to a third party during the three months ended March 31, 2019 and 2018, respectively.

The maturity of the Company's lease liabilities were as follows (in thousands):

Fiscal Year
Remaining 2019	$5,728
2020	6,150
2021	2,452
2022	513
2023	214
Thereafter	—
Total lease payments (undiscounted)	15,057
Less: imputed interest	(894)
Lease liabilities—total (discounted)	$14,163

In addition to the leases included in these condensed consolidated financial statements, the Company entered into lease agreements for office locations in New York, Boston, and San Francisco during the first quarter of 2019 that are undergoing tenant improvements or general construction activity by the landlord, and therefore, these lease agreements had not yet commenced as of March 31, 2019. The Company anticipates the recognition of approximately $12 million additional lease liabilities related to the New York, Boston, and San Francisco leases when the properties are made available to the Company for use, which is expected to occur in the second and third quarters of 2019.

Note 12—Debt
In September 2018, the Company amended and restated its loan and security agreement with Silicon Valley Bank (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The amount available for borrowing as of March 31, 2019 is $30.0 million due to a $10.0 million reserve that will be released if the Company maintains positive Adjusted EBITDA for any trailing twelve-month period. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
An unused revolver fee in the amount of 0.15% per annum of the average unused portion of the revolver line is charged and is payable monthly in arrears. The Company may elect for advances to bear interest calculated by reference to prime or LIBOR. If the Company elects LIBOR, amounts outstanding under the amended credit facility bear interest at a rate per annum equal to (a) LIBOR plus 2.50% if a streamline period applies or (b) LIBOR plus 4.00% if a streamline period does not apply. If the Company elects prime, advances bear interest at a rate of (a) prime plus 0.50% if a streamline period applies or (b) prime plus 2.00% if a streamline period does not apply. A streamline period is any period during which an event of default does not exist and the Company's Adjusted Quick Ratio (as defined in the Loan Agreement) is at least 1.05 for each day in the preceding month.
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
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month Adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month Adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of March 31, 2019, the Company's Adjusted Quick Ratio was 1.21, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of March 31, 2019, the Company was in compliance with the Adjusted EBITDA covenant.

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
As of March 31, 2019, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP loss per share, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, seller tools, and private marketplace opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•	our ability to continue to grow and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•	our reliance on large sources of advertising demand and aggregators of advertising inventory;

•	our ability to maintain and grow a supply of advertising inventory from sellers and to fill the increased inventory;

•	the effect on the advertising market and our business from difficult economic conditions or uncertainty;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•	our ability to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms;

•
our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in digital advertising growth from desktop to mobile channels and from display to video formats and the introduction and market acceptance of new seller tools;

•	the increased prevalence of header bidding and its effect on our competitive position;

•	uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, video, seller tools, and traffic shaping;

•	lower fees and take rate and the need to grow through advertising spend increases rather than fee increases;

•	our ability to compensate for a reduced take rate by increasing the volume and/or value of transactions on our platform and increasing our fill rate;

•
our vulnerability to the depletion of our cash resources as we incur additional investments in technology required to support the increased volume of transactions on our exchange and development of new offerings;

•	our ability to support our growth objectives with reduced resources from our cost reduction initiatives;

•	our ability to raise additional capital if needed and/or renew our working capital line of credit;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets;

•	our ability to adapt effectively to shifts in digital advertising;

•	increased prevalence of ad-blocking or cookie-blocking technologies;

•	the slowing growth rate of desktop display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook, Google, and Amazon);

•
the effects, including loss of market share, of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	the effects of consolidation in the ad tech industry;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms and greater levels of pricing transparency and specificity;

•	potential adverse effects of malicious activity such as fraudulent inventory and malware;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•
our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies; and

•	our ability to comply with, and the effect on our business of evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Overview
We provide a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. Our platform features applications and services for digital advertising inventory sellers, including websites, mobile applications, other digital media properties, and their representatives, to sell their digital advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, or DSPs, to buy digital advertising inventory; and a marketplace over which such transactions are executed. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution for the digital advertising inventory we manage on our platform. Our clients include many of the world’s leading publishers of websites and mobile applications and buyers of digital advertising inventory.
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methodologies, and allows advertising content to be presented to consumers through different channels. Our solution enables buyers and sellers to purchase and sell:

•	a comprehensive range of advertising units, including display, audio, and video;

•
that are transacted through real-time bidding, which includes (i) direct sale of premium inventory, which we refer to as private marketplace ("PMP"), and (ii) open auction bidding, which we refer to as open marketplace ("OMP"); and

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
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. We also refer to revenue divided by advertising spend as our take rate.

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
Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile revenue increased $6.6 million, or 63%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, while our desktop revenue increased 6% during the same period. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business and subject to similar market pressures as discussed below, and as a result has experienced lower growth in recent periods. Our mobile application business has shown growth rates in excess of industry projections. Revenue from mobile applications is now more than half of our mobile business.
We enable an omni-channel approach to expand automatic buying and selling of advertising to all forms of inventory through various channels and have observed growth trends in emerging formats like video and audio. According to MAGNA estimates, video advertising was $17 billion in 2018 and is projected to increase to $45 billion in 2022, with a compound annual growth rate of 27%. We expect video to be a meaningful driver of our future growth with a longer-term opportunity in connected television, or CTV, advertising as more linear TV budgets shift to programmatic.
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
Macro Trends Impacting Our Business
These market factors present long-term growth opportunities; however, in the near term, the industry-wide shift from desktop to mobile advertising has had an adverse impact on our business. In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 1% compound annual growth rate over the 2018-2022 period. This results from the market shift to mobile channels noted above. These trends are having a significant effect on our overall growth rate, because desktop advertising continues to be a significant part of our core business, representing 47% of revenue in the first quarter of 2019. As noted above, our revenue from desktop increased 6% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, while our mobile revenue increased 63% during the same period.
Header bidding increased competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction. Header bidding now represents over 80% of our revenue, and we need to increase the fill rate in header bidding auctions. Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server-side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client-side header bidding solution, as well as server-side header bidding, have the potential to improve our competitiveness in all markets in future periods. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, in order to realize our header bidding solution's full potential.
While the rise of header bidding increased revenue for sellers, it also created new challenges. Managing multiple exchanges on the page is technically complex, and in the early days of header this complexity was exacerbated by the lack of independent technology standards. In 2017, we began to address these issues through our support of Prebid, an open source framework for header bidding that is now widely implemented for its flexibility and transparency. Despite Prebid’s adoption by a number of the world’s largest sellers, deploying and customizing it still requires dedicated technical resources. We are developing tools that make using Prebid far easier for sellers and allows them to more effectively monetize their inventory. We believe that adoption of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
In an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, we made first price our default auction dynamic for header bidding transactions in 2018. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. To assist buyers in increasing advertising campaign returns and performance through the utilization of first price auction dynamics, we built and implemented an optional feature at no additional cost, which we call Estimated Market Rate ("EMR"). This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers bid on digital advertising inventory consistent with market values while preserving demand and budget for sellers on our platform. In addition to increasing the rate at which buyers win in our auctions, and the monetization that winning provides to sellers, our first price auction dynamic and EMR solution have contributed to higher CPMs, or cost per ad unit, for our header bidding inventory.
Supply Path Optimization, or SPO, refers to efforts by buyers to consolidate the number of vendors they work with to find the most effective and cost-efficient paths to procure media. This practice emerged in 2018 and continues to gain momentum in 2019. SPO is important to buyers because it can increase the proportion of their advertising that is ultimately spent on working media, with the goal of increasing return on their advertising spending, and can help them gain efficiencies by reducing the number of vendors they work with in a complex ecosystem. There are a number of criteria that buyers use to evaluate supply partners, including transparency, cost, quality of inventory, privacy standards, brand safety, and fraudulent traffic prevention policies. We believe we are well positioned to benefit from supply path optimization in the long run as a result of our broad inventory supply, buyer tools such as traffic shaping and EMR, which reduce the overall cost of working with us, our transparency, and our brand safety measures.
We began to see some pressure on CPMs in 2018 that have continued in the first quarter of 2019 and have somewhat dampened our advertising spend growth. We believe that CPM increases for publishers in 2017 and early 2018 were driven by header bidding and the move to first price auctions, but that buyers have adapted to the new bidding environment and have improved their pricing algorithms, which are now lowering overall CPMs. This dynamic may further impact our growth trends if we cannot continue to increase our win rates and ultimately drive more volume across our exchange. In addition, CPMs may decline further as a result of privacy initiatives, such as Apple’s Intelligence Tracking Prevention ("ITP"), that drive a higher mix of contextual versus behavioral impressions being sold. We believe that better pricing has helped advertising campaigns' return on investment and is driving significant increases in the volume of paid impressions, but it has dampened advertising spend and corresponding revenue growth. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. While we anticipate long-term benefits from these initiatives, unless we are able to continue to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, our revenue growth may be limited.
Ad tech exchange intermediaries like us have experienced market demands for greater transparency and reduced costs from all participants. The fees that we charge, or take rate, have been reduced significantly over the last several years. While we were able to increase take rates slightly over the course of 2018, we do not expect significant further increases in take rates.

Our take rate can be impacted by the type of advertising spend transacted on our platform, OMP or PMP, which carry different rates. OMP fees are higher than PMP, and our overall take rate could change depending on the mix. In addition, any discounts we negotiate with brands or agencies to consolidate spend in exchange for lower seller fees may also impact the average rate we are able to charge. If pressure for reduced costs continue, or if mix changes unfavorably, our revenue growth may be negatively impacted if we are not able to offset the related take rate reductions through increasing the volume of total advertising spend transacted on our platform.
Revenue from our traditional desktop display business has slowed to the single digits and lower industry growth rates in desktop will make growth of desktop revenue more challenging unless we are able to grow market share through SPO. Our strategic focus is on growth areas—including mobile, video, PMPs, new seller tools and header bidding—that are expected to represent a majority of our revenue in future periods. However, despite our progress in mobile, our traditional desktop display business is expected to continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop display business will continue to have a significant effect on our growth until our advertising spend mix has shifted more fully to growth areas.
Expense Reduction Initiatives
In addition to strategic decisions made to reduce costs paid by our clients on our platform while growing revenue through transaction volume, we have also focused on the cost structure of our business to enable us to compete more effectively. We must operate efficiently to relieve the pressure on our margins and cash resources that has resulted from our price reductions undertaken in 2017, and to compensate for the ongoing investments in technology and data processing capabilities required to support the increased volume of transactions that our growth plans require. As part of these efforts, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business, as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We are continuously evaluating our costs and pursuing additional cost-control and efficiency opportunities, including increased automation, across all aspects of the Company. However, we anticipate significant increases in ad request volume in 2019, and are developing internal tools to manage the volume increases and investing in software architectural improvements, filtering, and cloud services to accelerate innovation and further enable efficiencies.
Uncertainty Resulting from Privacy Regulations
In addition to the already enacted European General Data Protection Regulation, or GDPR, there are a number of new privacy regulations that are expected to come into effect in 2020. Last year California passed the California Consumer Privacy Act, which imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed on Rubicon Project remain unclear due to ambiguities in the drafting. The ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations, including Brazil. In the coming years, we expect further consumer privacy regulation worldwide.
In Europe, data protection authorities have started to clarify certain requirements under the GDPR, but uncertainty remains. Until prevailing compliance practices standardize, the impact of the GDPR on our business and, consequently, our European revenue could fluctuate from quarter to quarter.
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

Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue consists primarily of data center costs, bandwidth costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, facilities-related costs, and cloud computing costs. Personnel costs included in cost of revenue include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
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
Restructuring and Other Exit Costs. Our restructuring and other exit costs consist primarily of employee termination costs, including stock-based compensation charges.
Other (Income), Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility and was insignificant for the three months ended March 31, 2019 and 2018.
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
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal, state, and foreign income taxes and is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries. Due to uncertainty as to the realization of benefits from the predominant portion of our domestic and international net deferred tax assets, including net operating loss carryforwards and research and development tax credits, we have a full valuation allowance reserved against such net deferred tax assets. We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense or recognition of a benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %
	March 31, 2019	March 31, 2018
	(in thousands)
Revenue	$32,416	$24,876	30%
Expenses (1)(2):
Cost of revenue	15,116	14,783	(2)%
Sales and marketing	10,592	12,257	14%
Technology and development	9,716	10,494	7%
General and administrative	10,280	12,544	18%
Restructuring and other exit costs	—	2,466	100%
Total expenses	45,704	52,544	13%
Loss from operations	(13,288)	(27,668)	52%
Other (income) expense, net	(34)	73	NM
Loss before income taxes	(13,254)	(27,741)	52%
Provision (benefit) for income taxes	(708)	75	NM
Net loss	$(12,546)	$(27,816)	55%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cost of revenue	$92	$107
Sales and marketing	1,345	1,185
Technology and development	1,059	849
General and administrative	1,873	2,357
Restructuring and other exit costs	—	46
Total stock-based compensation expense	$4,369	$4,544

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cost of revenue	$8,045	$8,161
Sales and marketing	125	163
Technology and development	196	241
General and administrative	274	145
Total depreciation and amortization expense	$8,640	$8,710

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	100%	100%
Cost of revenue	46	60
Sales and marketing	33	49
Technology and development	30	42
General and administrative	32	50
Restructuring and other exit costs	—	10
Total expenses	141	211
Loss from operations	(41)	(111)
Other (income) expense, net	—	1
Loss before income taxes	(41)	(112)
Provision (benefit) for income taxes	(2)	—
Net loss	(39)%	(112)%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue
Revenue increased $7.5 million, or 30%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was driven by increases in both advertising spend transacted on our platform and take rate, or the fee we earn on advertising spend.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge for our services, and other factors such as changes in the market, our execution of the business, and competition. In addition, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased volume, because PMP transactions can carry lower fees than OMP transactions. As highlighted previously, in late 2018, we began to see some pressure on desktop CPMs, which has now carried over to mobile CPMs, as a result of buyer pricing tools and the impact from privacy initiatives, such as Apple’s ITP, that drive a higher mix of contextual versus behavioral impressions being sold. We believe that better pricing has helped advertising campaigns' return on investment and is driving significant increases in paid impressions. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. While we anticipate long-term benefits from these initiatives, unless we are able to continue to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, our revenue growth may be limited. We expect revenue to be higher in absolute dollars in 2019 compared to 2018 and to increase above first quarter revenue in the upcoming quarters.
Cost of Revenue
Cost of revenue increased by $0.3 million, or 2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due to an increase in serving costs, which were partially offset by decreases in personnel costs and related expenses as a result of our cost reduction measures taken in the first quarter of 2018.
We expect cost of revenue to be higher in absolute dollars in 2019 compared to 2018, and to increase in upcoming quarters, as a result of increased spending on data centers, serving costs, cloud computing costs, and technology to process the greater volumes of data and transactions we will need to grow revenue. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software. We are expanding select data center operations to cloud service providers to accelerate innovation and gain efficiencies, and we expect an increase in cost of revenue expenses as a result.
Sales and Marketing
Sales and marketing expenses decreased $1.7 million, or 14%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease of $0.7 million in sales and marketing personnel costs as a result of our 2018 cost control initiatives. Sales and marketing expenses for the first quarter of 2019 also decreased due to a difference in timing of certain events that occurred in the first quarter of the prior year.
We expect sales and marketing expenses to remain at similar levels in 2019 compared to 2018, and to increase slightly in upcoming quarters above the first quarter level, as we continue to benefit from cost reductions that were achieved in the second half of 2018, as described below. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased by $0.8 million, or 7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease of $0.6 million in personnel costs as a result of our 2018 cost control initiatives.
We expect technology and development expense to increase in 2019 compared to 2018, and to increase above the level experienced this quarter in upcoming quarters as we make a limited number of strategic headcount additions to focus on the engineering aspect of our new developments, including tools for our sellers. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
General and Administrative
General and administrative expenses decreased by $2.3 million, or 18%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily due to a decrease of $2.0 million in personnel costs as a result of our 2018 cost control initiatives.
We expect general and administrative expenses to decrease in 2019 compared to 2018, and to generally remain at similar levels in upcoming quarters compared to the first quarter of 2019, as we continue to benefit from the reduced cost levels that were achieved in the second half of 2018, as described below. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of our investments and related expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
For the three months ended March 31, 2018, we incurred restructuring and other exit costs of $2.5 million for severance and other one-time employee termination benefits related to headcount reductions that were made in the first quarter of 2018 (see also Note 8). There were no restructuring and other exit costs incurred during the three months ended March 31, 2019, and all remaining accrued costs associated with the 2018 restructuring events were paid in the first quarter of 2019.
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
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Interest income, net	$(193)	$(271)
Other income	(142)	(210)
Foreign exchange loss, net	301	554
Total other (income) expense, net	$(34)	$73
Foreign exchange loss, net is impacted by movements in exchange rates, primarily the British Pound and the Euro relative to the U.S. Dollar, and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency gain, net during the three months ended March 31, 2019 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Euro and the British Pound for foreign currency denominated transactions.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.7 million for the three months ended March 31, 2019 and income tax expense of $0.1 million for the three months ended March 31, 2018. The tax provision for the three months ended March 31, 2019 is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At March 31, 2019, we had cash and cash equivalents of $80.7 million, of which $17.5 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
In September 2018, we amended and restated our loan and security agreement with SVB (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. Pursuant to the Loan Agreement, we are required to comply with financial covenants. While we are currently in compliance with these covenants, this could change in the future depending on our operating results.
At March 31, 2019, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding the Loan Agreement.
We believe our existing cash and cash equivalents and investment balances will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Some buyers have been demanding longer terms to pay us later and some sellers have been demanding shorter terms to collect from us earlier. We may not have the leverage to resist these demands given the competitive nature of our business. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses. Some buyers have also began experiencing financial difficulty and have been forced into filing for bankruptcy protection, and we may be forced to pay sellers even if we are unable to collect from buyers. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cash flows used in operating activities	$(3,452)	$(9,764)
Cash flows provided by investing activities	5,260	550
Cash flows used in financing activities	(1,584)	(34)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	38	122
Change in cash, cash equivalents and restricted cash	$262	$(9,126)
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
For the three months ended March 31, 2019, net cash used in operating activities was $3.5 million compared to $9.8 million for the three months ended March 31, 2018. Our operating activities included our net losses of $12.5 million and $27.8 million for the three months ended March 31, 2019 and 2018, respectively, which were offset by non-cash adjustments of $12.9 million and $13.5 million, respectively. In the first quarter of 2019, net changes in our working capital increased cash used in operating activities by $3.8 million. Net cash used in operating activities for the first quarter of 2018 was slightly offset by a net increase in our working capital of $4.5 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the three months ended March 31, 2019 and 2018, our investing activities provided net cash of $5.3 million and $0.6 million, respectively. For the three months ended March 31, 2019 and 2018, we had net maturities of investments in available-for-sale securities of $7.5 million and $3.4 million, respectively. These cash inflows were offset by purchases of property and equipment of $0.1 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively, and investments in our internally developed software of $2.1 million and $2.6 million, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the three months ended March 31, 2019 and 2018, we used net cash of $1.6 million and $34.0 thousand, respectively, for financing activities. Cash outflows from financing activities for the three months ended March 31, 2019 and 2018 included payments of $1.8 million and $40.0 thousand, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2019 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and operating lease agreements including data centers that expire at various times through 2024. At March 31, 2019, expected future commitments relating to operating leases associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet were $15.1 million. See Note 11 of "Notes to Condensed Consolidated Financial Statements" for our lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $0.1 million for the three months ended March 31, 2019.
There were no significant changes to our unrecognized tax benefits in the three months ended March 31, 2019 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2019.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2019.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) internal-use software development costs, (iii) intangible asset impairment analysis, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
This item is not required for smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2019. However, based on our knowledge as of March 31, 2019, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. There are no material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

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
Common stock repurchases during the quarter ended March 31, 2019 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 – January 31, 2019	459	$4.02	—	$—
February 1 – February 28, 2019	—	$—	—	$—
March 1 – March 31, 2019	—	$—	—	$—

Item 6. Exhibits

Number	Description

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
Date May 1, 2019