Form 10-Q
period 2019-06-30
RUBICON PROJECT, INC.
filed 2019-07-31
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-36384
__________________
THE RUBICON PROJECT, INC.
(Exact name of registrant as specified in its charter)
 __________________

Delaware			20-8881738
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

12181 Bluff Creek Drive,	4th Floor	Los Angeles,	CA
90094
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
	(310)	207-0272
_
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	RUBI	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2019
Common Stock, $0.00001 par value	52,990,930

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$86,111	$80,452
Marketable securities	—	7,524
Accounts receivable, net	178,025	205,683
Prepaid expenses and other current assets	5,901	6,882
TOTAL CURRENT ASSETS	270,037	300,541
Property and equipment, net	24,340	33,487
Right-of-use lease asset	14,497	—
Internal use software development costs, net	15,257	14,570
Intangible assets, net	8,589	10,174
Other assets, non-current	2,117	1,240
TOTAL ASSETS	$334,837	$360,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$213,157	$239,678
Lease liabilities, current	6,826	—
Other current liabilities	531	1,304
TOTAL CURRENT LIABILITIES	220,514	240,982
Lease liabilities, non-current	8,516	—
Other liabilities, non-current	179	1,017
TOTAL LIABILITIES	229,209	241,999
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2019 and December 31, 2018; 52,984 and 51,159 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	442,353	433,877
Accumulated other comprehensive loss	(293)	(259)
Accumulated deficit	(336,433)	(315,606)
TOTAL STOCKHOLDERS' EQUITY	105,628	118,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$334,837	$360,012

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$37,870	$28,648	$70,286	$53,524
Expenses:
Cost of revenue	15,085	15,044	30,201	29,827
Sales and marketing	11,519	11,135	22,111	23,392
Technology and development	9,839	9,245	19,555	19,739
General and administrative	10,027	11,441	20,307	23,985
Restructuring and other exit costs	—	974	—	3,440
Total expenses	46,470	47,839	92,174	100,383
Loss from operations	(8,600)	(19,191)	(21,888)	(46,859)
Other (income) expense:
Interest income, net	(214)	(274)	(407)	(545)
Other income	(46)	(210)	(188)	(420)
Foreign exchange (gain) loss, net	(143)	(797)	158	(243)
Total other income, net	(403)	(1,281)	(437)	(1,208)
Loss before income taxes	(8,197)	(17,910)	(21,451)	(45,651)
Provision (benefit) for income taxes	84	74	(624)	149
Net loss	$(8,281)	$(17,984)	$(20,827)	$(45,800)
Net loss per share:
Basic and Diluted	$(0.16)	$(0.36)	$(0.40)	$(0.92)
Weighted average shares used to compute net loss per share:
Basic and Diluted	52,358	50,071	51,969	49,883

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(8,281)	$(17,984)	$(20,827)	$(45,800)
Other comprehensive income (loss):
Unrealized gain on investments	—	16	2	6
Foreign currency translation adjustments	(128)	(338)	(36)	(124)
Other comprehensive loss	(128)	(322)	(34)	(118)
Comprehensive loss	$(8,409)	$(18,306)	$(20,861)	$(45,918)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	9	—	6	—	—	6
Issuance of common stock related to RSU vesting	51	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(40)	—	—	(40)
Stock-based compensation	—	—	4,689	—	—	4,689
Other comprehensive income	—	—	—	204	—	204
Net loss	—	—	—	—	(27,816)	(27,816)
Balance at March 31, 2018	50,280	—	423,009	245	(281,600)	141,654
Exercise of common stock options	40	—	39	—	—	39
Restricted stock awards, net	(156)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	89	—	143	—	—	143
Issuance of common stock related to RSU vesting	779	1	—	—	—	1
Shares withheld related to net share settlement	(282)	—	(618)	—	—	(618)
Stock-based compensation	—	—	4,751	—	—	4,751
Other comprehensive income	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	(17,984)	(17,984)
Balance at June 30, 2018	50,750	$1	$427,324	$(77)	$(299,584)	$127,664

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	76	—	251	—	—	251
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,171	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive income	—	—	—	94	—	94
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at March 31, 2019	51,765	1	436,807	(165)	(328,152)	108,491
Exercise of common stock options	79	—	132	—	—	132
Issuance of common stock related to employee stock purchase plan	118	—	477	—	—	477
Issuance of common stock related to RSU vesting	1,022	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	4,949	—	—	4,949
Other comprehensive income	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(8,281)	(8,281)
Balance at June 30, 2019	52,984	$1	$442,353	$(293)	$(336,433)	$105,628

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net loss	$(20,827)	$(45,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,814	17,588
Stock-based compensation	9,164	9,156
Loss on disposal of property and equipment	16	120
Provision for doubtful accounts	966	215
Accretion of available-for-sale securities	24	(318)
Non-cash lease expense	(379)	—
Unrealized foreign currency (gains) losses, net	777	(766)
Deferred income taxes	(752)	—
Changes in operating assets and liabilities:
Accounts receivable	26,831	12,342
Prepaid expenses and other assets	593	2,351
Accounts payable and accrued expenses	(27,567)	(15,287)
Other liabilities	(127)	(691)
Net cash provided by (used in) operating activities	5,533	(21,090)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,212)	(1,216)
Capitalized internal use software development costs	(4,160)	(4,817)
Investments in available-for-sale securities	—	(23,991)
Maturities of available-for-sale securities	7,500	41,150
Sales of available-for-sale securities	—	6,086
Net cash provided by investing activities	1,128	17,212
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	383	45
Proceeds from issuance of common stock under employee stock purchase plan	477	143
Taxes paid related to net share settlement	(1,847)	(658)
Net cash used in financing activities	(987)	(470)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15)	(47)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,659	(4,395)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	80,452	76,642
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$86,111	$72,247
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$145	$167
Cash paid for interest	$25	$30
Capitalized assets financed by accounts payable and accrued expenses	$118	$712
Capitalized stock-based compensation	$299	$284
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$3,237	$—
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
The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. The Company's platform features applications and services for digital advertising sellers, including websites, mobile applications and other digital media properties, and their representatives, to sell their digital advertising inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, or DSPs, to buy digital advertising inventory; and a marketplace over which such transactions are executed. In the second quarter of 2019, the Company announced the beta program for Demand Manager, which helps sellers effectively monetize their advertising inventory by making it easier to deploy, configure, and optimize Prebid-based header bidding solutions. Prebid is a free and open source suite of software products designed by advertising community developers to enable publishers to implement header bidding on their websites and from within their apps. Together, these features power and enhance a comprehensive, transparent, independent advertising marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution for the digital advertising inventory managed on the Company's platform. The Company's clients include many of the world's leading publishers of websites and mobile applications and buyers of digital advertising inventory.
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methods, and allows advertising content to be presented to consumers through different channels. The Company's solution enables buyers and sellers to purchase and sell:

•	a comprehensive range of advertising units, including display, audio, and video;

•
that are transacted through real-time bidding, which includes (i) direct sale of premium inventory, which the Company refers to as private marketplace, or PMP, and (ii) open auction bidding, which the Company refers to as open marketplace, or OMP; and

•	that are displayed across digital channels, including mobile web, mobile application, and desktop, as well as across various out-of-home channels, such as digital billboards.
Risks and Uncertainties
The Company operates in the rapidly changing advertising industry and has faced demands by ad tech buyers for more efficiency and lower costs, changes in bidding technologies, and increased competition. The Company has adjusted its pricing model, which has reduced margins, and has lowered its expense structure to address these changes in the industry, resulting in net operating losses. The Company continues to incur net operating losses, despite having increased revenues and reduced costs. The Company must continue to increase revenues and/or manage costs in order to compensate for reduced margins, or it may not be able to grow its business and may continue to operate at a loss, depleting its cash resources and liquidity. If the Company continues to experience significant operating losses in the future, the Company may require additional liquidity to fund its operations.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2019, or for any future year.
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
The Company adopted Accounting Standards Codification Topic 842 ("ASC 842")—Leases on January 1, 2019 using a modified retrospective approach. The adoption of this standard impacted only the financial statements included as of June 30, 2019 and for the three and six months ended June 30, 2019. See below for additional information regarding the Company's adoption of ASC 842. Aside from the adoption of ASC 842, there have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in its Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
Adoption of ASC 842
On January 1, 2019, the Company adopted ASC 842, which requires the recognition of the right-of-use assets, or ROU assets, and related lease liabilities on the balance sheet using a modified retrospective approach. The consolidated financial statements related to periods prior to January 1, 2019 were not restated, and continue to be reported under ASC Topic 840—Leases ("ASC 840"), which did not require the recognition of operating lease liabilities on the balance sheet. As a result, the consolidated financial statements related to periods prior to January 1, 2019 are not entirely comparative with current and future periods. As permitted under ASC 842, the Company elected several practical expedients that permit the Company to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. In addition, the Company has elected not to recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our data center leases. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term.
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

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(8,281)	$(17,984)	$(20,827)	$(45,800)
Weighted-average common shares outstanding	52,369	50,443	52,004	50,346
Weighted-average unvested restricted stock	(11)	(372)	(35)	(463)
Weighted-average common shares outstanding used to compute net loss per share	52,358	50,071	51,969	49,883
Basic and diluted net loss per share	$(0.16)	$(0.36)	$(0.40)	$(0.92)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Options to purchase common stock	605	18	559	27
Unvested restricted stock awards	5	301	24	244
Unvested restricted stock units	3,818	1,434	3,282	1,401
ESPP	28	36	28	49
Total shares excluded from net loss per share	4,456	1,789	3,893	1,721

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
The following table presents our revenue by channel for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	(in thousands, except percentages)
Channel:
Desktop	$16,588	44%	$13,663	48%	$31,809	45%	$27,972	52%
Mobile	21,282	56	14,985	52	38,477	55	25,552	48
Total	$37,870	100%	$28,648	100%	$70,286	100%	$53,524	100%
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
United States	$25,790	$18,966	$47,276	$34,470
International	12,080	9,682	23,010	19,054
Total	$37,870	$28,648	$70,286	$53,524

Note 4—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2019:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,377	$13,377	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,692	$13,692	$—	$—
U.S. Treasury, government and agency debt securities	$7,524	$7,524	$—	$—

At June 30, 2019 and December 31, 2018, cash equivalents of $13.4 million and $13.7 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
Note 5—Other Balance Sheet Amounts
Investments in marketable securities as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$7,526	$—	$(2)	$7,524

The Company had no available-for-sale securities as of June 30, 2019. For the three and six months ended June 30, 2019, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations for the sale of available-for-sale investments. For the three and six months ended June 30, 2018, the Company sold $6.1 million of available-for-sale investments, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.
Accounts payable and accrued expenses included the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts payable—seller	$202,463	$230,423
Accounts payable—trade	4,849	3,122
Accrued employee-related payables	5,845	6,133
Total	$213,157	$239,678

There was no restricted cash as of June 30, 2019 and December 31, 2018.

Note 6—Intangible Assets
The Company’s intangible assets as of June 30, 2019 and December 31, 2018 included the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	690	690
Trademarks	20	20
Total identifiable intangible assets, gross	17,588	17,588
Accumulated amortization—intangible assets:
Developed technology	(8,301)	(6,888)
Non-compete agreements	(678)	(506)
Trademarks	(20)	(20)
Total accumulated amortization—intangible assets	(8,999)	(7,414)
Total identifiable intangible assets, net	$8,589	$10,174

Amortization of intangible assets for the three months ended June 30, 2019 and 2018 was $0.8 million for both periods, and $1.6 million for both the six months ended June 30, 2019 and 2018. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2019:

Fiscal Year	Amount
(in thousands)
Remaining 2019	$1,425
2020	2,826
2021	2,826
2022	1,512
2023	—
Thereafter	—
Total	$8,589

Note 7—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter, but with certain retention grants vesting 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 4,444,960 shares remained available for future grants at June 30, 2019 under the plans.

Stock Options
A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2018	3,488	$7.06
Granted	1,184	$4.98
Exercised	(156)	$2.46
Expired	(35)	$14.13
Forfeited	(73)	$2.62
Outstanding at June 30, 2019	4,408	$6.68	7.45 years	$6,829
Exercisable at June 30, 2019	2,340	$8.69	6.07 years	$2,720

The total intrinsic values of options exercised during the six months ended June 30, 2019 was $0.6 million. At June 30, 2019, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2019 was $2.85. Total fair value of options vested during the six months ended June 30, 2019 was $1.0 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Expected term (in years)	N/A	N/A	6.1	6.1
Risk-free interest rate	N/A	N/A	2.51%	2.66%
Expected volatility	N/A	N/A	60%	57%
Dividend yield	N/A	N/A	—%	—%

Restricted Stock Awards
A summary of RSA activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock awards outstanding at December 31, 2018	197	$12.06
Granted	—	$—
Canceled	(182)	$11.92
Vested	(10)	$13.84
Nonvested shares of restricted stock awards outstanding at June 30, 2019	5	$13.49

The aggregate fair value of restricted stock with service conditions that vested during the six months ended June 30, 2019 was $0.1 million. At June 30, 2019, the Company had unrecognized stock-based compensation expense for RSAs with service conditions of $0.1 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2018	6,100	$3.56
Granted	4,668	$4.68
Canceled	(288)	$3.58
Vested	(2,193)	$3.39
Nonvested restricted stock units outstanding at June 30, 2019	8,287	$4.24

The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2019 was $4.68, which included 1.6 million RSUs that vest 50% annually over two years. The aggregate fair value of RSUs that vested during six months ended June 30, 2019 was $11.2 million. At June 30, 2019, the intrinsic value of nonvested RSUs was $52.7 million. At June 30, 2019, the Company had unrecognized stock-based compensation expense relating to nonvested RSUs of approximately $29.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
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
As of June 30, 2019, the Company has reserved 2,001,256 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Cost of revenue	$106	$77	$198	$184
Sales and marketing	1,459	1,158	2,804	2,343
Technology and development	1,166	623	2,225	1,472
General and administrative	2,064	2,402	3,937	4,759
Restructuring and other exit costs	—	352	—	398
Total stock-based compensation expense	$4,795	$4,612	$9,164	$9,156

Note 8—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company undertook restructuring events in 2018 to streamline operations, prioritize resources for growth initiatives and increase profitability. Restructuring and other exit costs of $1.0 million and $3.4 million were incurred during the three and six months ended June 30, 2018, respectively, related to severance and one-time termination benefit costs.

The following table summarizes restructuring and other exit cost activity for the six months ended June 30, 2018 (in thousands):

Accrued restructuring and other exit costs at January 1, 2018	$—
Restructuring and other exit costs	3,440
Cash paid for restructuring and other exit costs	(2,561)
Non-cash stock-based compensation for restructuring and other exit costs	(398)
Accrued restructuring and other exit costs at June 30, 2018	$481

As of December 31, 2018, the Company had $0.1 million accrued restructuring and other exit costs remaining. No restructuring and other exit costs were incurred during the three and six months ended June 30, 2019, and all remaining accrued costs associated with the 2018 restructuring events were paid in the first quarter of 2019.
Note 9—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.6 million for the three and six months ended June 30, 2019, respectively, and income tax expenses of $0.1 million for both the three and six months ended June 30, 2018. The tax provision for the three and six months ended June 30, 2019 is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with the foreign subsidiaries.
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
There were no material changes to the Company's unrecognized tax benefits in the six months ended June 30, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 10—Commitments and Contingencies
Commitments
As of June 30, 2019 and December 31, 2018, the Company had $3.7 million and $2.9 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date. The Company also has operating lease agreements, discussed in more detail in Note 11.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2019. However, based on management’s knowledge as of June 30, 2019, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
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
The lease term is generally specified in the lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise the option at the commencement date and periodically thereafter. Certain data center lease agreements include one year extension options or month-to-month extension options, and one or more of these extensions have been assumed for each lease that the Company believes to be an integral part of our business in the near term. The lease terms of the Company’s operating leases generally range from one year to seven years, and the weighted average remaining lease term of leases included in the lease liability is 3.1 years as of June 30, 2019.
To determine the estimated future lease payments, the Company reviews each of its lease agreements to identify the various payment components. For real estate and equipment leases, the Company includes only the actual lease components in its determination of future lease payments, and for its data center leases, includes both the fixed lease and non-lease components in the estimated future lease payments. This typically includes a fixed minimum power commitment that is included in the data center agreements, but it does not include any variable or usage-based additional charges. Once the estimated future lease payments are determined, the Company uses a discount rate to calculate the present value of the future lease payments. As of June 30, 2019, a weighted average discount rate of 5.20% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. This represents the incremental borrowing rate the Company would be subject to on borrowings from its available revolving debt agreement (See Note 12).
For the three and six months ended June 30, 2019, the Company recognized $1.8 million and $3.6 million, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.4 million, respectively, of lease expense related to short-term leases that are not included in the ROU asset or lease liability balances. For the three and six months ended June 30, 2018, the Company recognized rental expenses of $3.3 million and $6.5 million, respectively, under ASC 840, which included expenses related to short-term leases, and also included certain non-lease components including variable capacity related expenses at the data centers. The Company also received rental income of $46.2 thousand and $0.2 million for real estate leases for which it subleases the property to a third party during the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

The maturity of the Company's lease liabilities were as follows (in thousands):

Fiscal Year
Remaining 2019	$3,808
2020	6,795
2021	3,043
2022	1,096
2023	809
Thereafter	1,046
Total lease payments (undiscounted)	16,597
Less: imputed interest	(1,255)
Lease liabilities—total (discounted)	$15,342

In addition to the leases included in these condensed consolidated financial statements, the Company entered into lease agreements for office locations in New York and New Jersey during the first half of 2019 that have not yet commenced as of June 30, 2019. The Company anticipates the recognition of approximately $9 million additional lease liabilities related to the New York and New Jersey leases when the properties are made available to the Company for use, which is expected to occur in the third quarter of 2019.

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
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month Adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month Adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of June 30, 2019, the Company's Adjusted Quick Ratio was 1.16, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of June 30, 2019, the Company was in compliance with the Adjusted EBITDA covenant.
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
As of June 30, 2019, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, advertising spend, non-GAAP loss per share, profitability, net income (loss), Adjusted EBITDA, earnings per share, and cash flow; strategic objectives, including focus on header bidding, mobile, video, Demand Manager, and private marketplace opportunities; investments in our business; development of our technology; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

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

•
our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in digital advertising growth from desktop to mobile channels and from display to video formats and the introduction and market acceptance of Demand Manager;

•	the increased prevalence of header bidding and its effect on our competitive position;

•	uncertainty of our estimates and expectations associated with new offerings, including header bidding, private marketplace, mobile, video, Demand Manager, and traffic shaping;

•	lower fees and take rate and the need to grow through advertising spend increases rather than fee increases;

•	our ability to compensate for a reduced take rate by increasing the volume and/or value of transactions on our platform and increasing our fill rate;

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
Advertising inventory takes different forms, referred to as advertising units, is purchased and sold through different transactional methods, and allows advertising content to be presented to consumers through different channels. Our solution enables buyers and sellers to purchase and sell:

•	a comprehensive range of advertising units, including display, audio, and video;

•
that are transacted through real-time bidding, which includes (i) direct sale of premium inventory, which we refer to as private marketplace ("PMP"), and (ii) open auction bidding, which we refer to as open marketplace ("OMP"); and

•	that are displayed across digital channels, including mobile web, mobile application, desktop, and connected TV ("CTV"), as well as across various out-of-home channels, such as digital billboards.
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
Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile revenue increased $12.9 million, or 51%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, while our desktop revenue increased 14% during the same period. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business and subject to similar market pressures as discussed below, and as a result has experienced lower growth in recent periods. Our mobile application business has shown growth rates in excess of industry projections. Revenue from mobile applications is approximately half of our mobile business.
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
Macro Trends Impacting Our Business
In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 1% compound annual growth rate over the 2018-2022 period. This results from the market shift to mobile channels noted above. These market factors present long-term growth opportunities; however, in the near term, these trends are dampening our overall growth rate, because desktop advertising continues to be a meaningful part of our core business, representing 45% of revenue in the first half of 2019.

Header bidding, which increases competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction, has been a transformative change in programatic digital advertising over the last several years. While we initially lagged industry adoption, header bidding now represents roughly 80% of our revenue. Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server-side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client-side header bidding solution, as well as server-side header bidding, have the potential to improve our competitiveness in all markets in future periods. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, in order to realize our header bidding solution's full potential.
While the rise of header bidding increased revenue for sellers, it also created new challenges. Managing multiple exchanges on the page is technically complex, and in the early days of header bidding this complexity was exacerbated by the lack of independent technology standards. In 2017, we began to address these issues through our support of Prebid, a free and open source suite of software products designed by advertising community developers to enable publishers to implement header bidding on their websites and from within their apps. Despite Prebid’s adoption by a number of the world’s largest sellers, deploying and customizing it still requires dedicated technical resources. In May 2019, we introduced the beta version of Demand Manager, a new service that makes it easy for sellers to deploy, configure, and optimize their own Prebid-based header bidding solutions. This tool allows sellers to more effectively monetize their inventory. We believe that adoption of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
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
We began to see some pressure on CPMs in 2018 that continued into the first half of 2019 but has moderated and began to stabilize in the second quarter of 2019. We believe that CPM increases for publishers in 2017 and early 2018 were driven by header bidding and the move to first price auctions, but that large buyers have adapted to the new bidding environment and have improved their pricing algorithms, which lowered overall CPMs. We believe that better pricing has helped advertising campaigns' return on investment and is driving significant increases in the volume of paid impressions. In the future, CPMs may be negatively impacted as a result of privacy initiatives that drive a higher mix of contextual versus behavioral impressions being sold.
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

Revenue growth from our traditional desktop display business has benefited from year-over-year take rate increases. Lower industry growth rates in desktop will make growth of desktop revenue more challenging unless we are able to grow market share through SPO or the expansion of additional inventory. Our strategic focus is on growth areas—including mobile, video, PMPs, Demand Manager, and header bidding—that are expected to represent a majority of our revenue in future periods. However, despite our progress in mobile, our traditional desktop display business is expected to continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop display business will continue to have a significant effect on our growth until our advertising spend mix has shifted more fully to growth areas.
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
Uncertainty Resulting from Privacy Regulations
Our business is highly susceptible to emerging privacy regulations and oversight. In Europe, data protection authorities have started to clarify certain requirements under the European General Data Protection Regulation, or GDPR, but uncertainty remains.
In addition to GDPR, there are a number of new privacy regulations that are expected to come into effect in 2020. Last year, California passed the California Consumer Privacy Act, which imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed on the Company remain unclear due to ambiguities in the drafting. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations, including Brazil. In the coming years, we expect further consumer privacy regulation worldwide.
Until prevailing compliance practices standardize, the impact of the GDPR and other privacy regulations on our business and, consequently, our revenue could be negatively impacted.
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
Other (Income), Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility and was insignificant for the six months ended June 30, 2019 and 2018.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %	Six Months Ended		Favorable/(Unfavorable) %
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
	(in thousands)			(in thousands)
Revenue	$37,870	$28,648	32%	$70,286	$53,524	31%
Expenses (1)(2):
Cost of revenue	15,085	15,044	—%	30,201	29,827	(1)%
Sales and marketing	11,519	11,135	(3)%	22,111	23,392	5%
Technology and development	9,839	9,245	(6)%	19,555	19,739	1%
General and administrative	10,027	11,441	12%	20,307	23,985	15%
Restructuring and other exit costs	—	974	100%	—	3,440	100%
Total expenses	46,470	47,839	3%	92,174	100,383	8%
Loss from operations	(8,600)	(19,191)	55%	(21,888)	(46,859)	53%
Other income, net	(403)	(1,281)	(69)%	(437)	(1,208)	(64)%
Loss before income taxes	(8,197)	(17,910)	54%	(21,451)	(45,651)	53%
Provision (benefit) for income taxes	84	74	(14)%	(624)	149	NM
Net loss	$(8,281)	$(17,984)	54%	$(20,827)	$(45,800)	55%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Cost of revenue	$106	$77	$198	$184
Sales and marketing	1,459	1,158	2,804	2,343
Technology and development	1,166	623	2,225	1,472
General and administrative	2,064	2,402	3,937	4,759
Restructuring and other exit costs	—	352	—	398
Total stock-based compensation expense	$4,795	$4,612	$9,164	$9,156

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Cost of revenue	$7,758	$8,353	$15,803	$16,514
Sales and marketing	113	151	238	314
Technology and development	178	227	374	468
General and administrative	125	147	399	292
Total depreciation and amortization expense	$8,174	$8,878	$16,814	$17,588

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	40	53	43	56
Sales and marketing	30	39	31	44
Technology and development	26	32	28	37
General and administrative	27	40	29	45
Restructuring and other exit costs	—	3	—	6
Total expenses	123	167	131	188
Loss from operations	(23)	(67)	(31)	(88)
Other income, net	(1)	(4)	—	(2)
Loss before income taxes	(22)	(63)	(31)	(86)
Provision (benefit) for income taxes	—	—	(1)	—
Net loss	(22)%	(63)%	(30)%	(86)%
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue
Revenue increased $9.2 million, or 32%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was driven by increases in both advertising spend transacted on our platform and take rate, or the fee we earn on advertising spend.
For the six months ended June 30, 2019, revenue increased $16.8 million, or 31%, compared to the prior year period, primarily for the same reasons described above for the three month period.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge for our services, and other factors such as changes in the market, our execution of the business, and competition. In addition, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased volume, because PMP transactions can carry lower fees than OMP transactions. As highlighted previously, in late 2018, we began to see some pressure on desktop CPMs, which carried over to mobile CPMs, as a result of buyer pricing tools and the impact from privacy initiatives, such as Apple’s ITP, that drive a higher mix of contextual versus behavioral impressions being sold. We believe that better pricing has helped advertising campaigns' return on investment and is driving significant increases in paid impressions. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. While we anticipate long-term benefits from these initiatives, unless we are able to continue to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, our revenue growth may be limited. We expect revenue to be higher in absolute dollars in 2019 compared to 2018 and to increase above first half revenue in the second half of 2019.
Cost of Revenue
Cost of revenue remained relatively flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, cost of revenue increased $0.4 million, or 1%, compared to the prior year period.
We expect cost of revenue to be higher in absolute dollars in 2019 compared to 2018, and to increase in the second half of 2019, as a result of increased spending on data centers, serving costs, cloud computing costs, and technology to process the greater volumes of data and transactions we will need to grow revenue. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software. We are expanding select data center operations to cloud service providers to accelerate innovation and gain efficiencies, and we expect an increase in cost of revenue expenses as a result.

Sales and Marketing
Sales and marketing expenses increased $0.4 million, or 3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in personnel costs.
For the six months ended June 30, 2019, sales and marketing expenses decreased $1.3 million, or 5%, compared to the prior year period. The decrease was partially due to a decrease of $0.4 million in personnel costs as a result of our 2018 cost control initiatives for the six month comparative period. In addition, professional services and facilities related expenses each decreased $0.5 million compared to the prior year period.
We expect sales and marketing expenses to remain at similar levels in 2019 compared to 2018, and to increase slightly in the second half of 2019 above the first half level despite the continued benefit from cost reductions that were achieved in the second half of 2018, as described below. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses increased by $0.6 million, or 6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase of $0.8 million in personnel costs.
For the six months ended June 30, 2019, technology and development expenses decreased $0.2 million, or 1%, compared to the prior year period.
We expect technology and development expense to increase in 2019 compared to 2018, with small increases in the upcoming quarters as we make a limited number of strategic headcount additions to focus on the engineering aspect of our new developments, including Demand Manager and other initiatives. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
General and Administrative
General and administrative expenses decreased by $1.4 million, or 12%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease is due to decreases of $0.5 million in personnel costs as a result of our 2018 cost control initiatives and $0.7 million in professional services expenses.
For the six months ended June 30, 2019, general and administrative expenses decreased $3.7 million, or 15%, compared to the prior year period, primarily due to a $2.5 million decrease in personnel costs as a result of our 2018 cost control initiatives. In addition, expenses related to professional services also decreased $1.2 million in the current year period.
We expect general and administrative expenses to decrease in 2019 compared to 2018, with a modest increase in the second half of 2019 compared to the first half of 2019, despite the continued benefit from cost reductions that were achieved in the second half of 2018, as described below. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Restructuring and Other Exit Costs
For the three and six months ended June 30, 2018, we incurred restructuring and other exit costs of $1.0 million and $3.4 million, respectively, for severance and other one-time employee termination benefits related to headcount reductions that were made in the first quarter of 2018 (see Note 8). There were no restructuring and other exit costs incurred during the three and six months ended June 30, 2019, and all remaining accrued costs associated with the 2018 restructuring events were paid in the first quarter of 2019.
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

Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Interest income, net	$(214)	$(274)	$(407)	$(545)
Other income	(46)	(210)	(188)	(420)
Foreign exchange (gain) loss, net	(143)	(797)	158	(243)
Total other income, net	$(403)	$(1,281)	$(437)	$(1,208)
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three and six months ended June 30, 2019, the net foreign exchange (gain) loss was primarily attributable to the currency movements between the British Pound and the Danish Krone relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes
We recorded an income tax expense of $0.1 million and an income tax benefit of $0.6 million for the three and six months ended June 30, 2019, respectively, and income tax expenses of $0.1 million for both the three and six months ended June 30, 2018. The tax provision for the three and six months ended June 30, 2019 is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At June 30, 2019, we had cash and cash equivalents of $86.1 million, of which $14.6 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
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
At June 30, 2019, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding the Loan Agreement.
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
Our ability to renew our existing credit facility, which matures in September 2020, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to demonstrate a path to consistently produce positive cash flow. In addition, even if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Cash flows provided by (used in) operating activities	$5,533	$(21,090)
Cash flows provided by investing activities	1,128	17,212
Cash flows used in financing activities	(987)	(470)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(47)
Change in cash, cash equivalents and restricted cash	$5,659	$(4,395)
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
For the six months ended June 30, 2019, net cash provided by operating activities was $5.5 million compared to net cash used in operating activities of $21.1 million for the six months ended June 30, 2018. Our operating activities included our net losses of $20.8 million and $45.8 million for the six months ended June 30, 2019 and 2018, respectively, which were offset by non-cash adjustments of $26.6 million and $26.0 million, respectively. In the first half of 2019, net changes in our working capital reduced cash provided by operating activities by $0.3 million. Net cash used in operating activities for the first half of 2018 was increased by a net decrease in our working capital of $1.3 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses and working capital needs.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, acquisitions of businesses, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. We anticipate investment in internal use software development to remain relatively consistent with past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to slightly increase compared to 2018. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of this year compared to the first half of the year. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the six months ended June 30, 2019 and 2018, our investing activities provided net cash of $1.1 million and $17.2 million, respectively. For the six months ended June 30, 2019 and 2018, we had net maturities of investments in available-for-sale securities of $7.5 million and $17.2 million, respectively. In addition, we had cash inflows of $6.1 million during the six months ended June 30, 2018 related to sales of available-for-sale securities. These cash inflows were offset by purchases of property and equipment of $2.2 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively, and investments in our internally developed software of $4.2 million and $4.8 million, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the six months ended June 30, 2019 and 2018, we used net cash of $1.0 million and $0.5 million, respectively, for financing activities. Cash outflows from financing activities for the six months ended June 30, 2019 and 2018 included payments of $1.8 million and $0.7 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2019 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and operating lease agreements including data centers that expire at various times through 2026. At June 30, 2019, expected future commitments relating to operating leases associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet were $16.6 million. See Note 11 of "Notes to Condensed Consolidated Financial Statements" for our lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $46.2 thousand and $0.2 million for the three and six months ended June 30, 2019, respectively.
There were no significant changes to our unrecognized tax benefits in the six months ended June 30, 2019 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2019.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2019.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2019. However, based on our knowledge as of June 30, 2019, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
Upon vesting of most restricted stock units or stock awards, we are required to deposit statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock. There were no repurchases of common stock during the three months ended June 30, 2019.

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
Date July 31, 2019