Form 10-Q
period 2019-09-30
RUBICON PROJECT, INC.
filed 2019-11-06
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, $0.00001 par value	53,071,171

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$85,122	$80,452
Marketable securities	—	7,524
Accounts receivable, net	172,284	205,683
Prepaid expenses and other current assets	5,773	6,882
TOTAL CURRENT ASSETS	263,179	300,541
Property and equipment, net	24,238	33,487
Right-of-use lease asset	22,720	—
Internal use software development costs, net	15,189	14,570
Intangible assets, net	7,870	10,174
Other assets, non-current	2,125	1,240
TOTAL ASSETS	$335,321	$360,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$207,033	$239,678
Lease liabilities, current	6,993	—
Other current liabilities	498	1,304
TOTAL CURRENT LIABILITIES	214,524	240,982
Lease liabilities, non-current	16,495	—
Other liabilities, non-current	179	1,017
TOTAL LIABILITIES	231,198	241,999
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2019 and December 31, 2018; 53,073 and 51,159 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	447,314	433,877
Accumulated other comprehensive loss	(585)	(259)
Accumulated deficit	(342,607)	(315,606)
TOTAL STOCKHOLDERS' EQUITY	104,123	118,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$335,321	$360,012

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$37,642	$29,729	$107,928	$83,253
Expenses:
Cost of revenue	13,869	14,687	44,070	44,514
Sales and marketing	11,040	10,654	33,151	34,046
Technology and development	10,293	9,299	29,848	29,038
General and administrative	9,121	9,355	29,428	33,340
Restructuring and other exit costs	—	—	—	3,440
Total expenses	44,323	43,995	136,497	144,378
Loss from operations	(6,681)	(14,266)	(28,569)	(61,125)
Other (income) expense:
Interest income, net	(218)	(232)	(625)	(777)
Other income	(48)	(206)	(236)	(626)
Foreign exchange gain, net	(296)	(120)	(138)	(363)
Total other income, net	(562)	(558)	(999)	(1,766)
Loss before income taxes	(6,119)	(13,708)	(27,570)	(59,359)
Provision (benefit) for income taxes	55	84	(569)	233
Net loss	$(6,174)	$(13,792)	$(27,001)	$(59,592)
Net loss per share:
Basic and Diluted	$(0.12)	$(0.27)	$(0.52)	$(1.19)
Weighted average shares used to compute net loss per share:
Basic and Diluted	53,023	50,513	52,324	50,095

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(6,174)	$(13,792)	$(27,001)	$(59,592)
Other comprehensive income (loss):
Unrealized gain on investments	—	9	2	15
Foreign currency translation adjustments	(292)	(99)	(328)	(223)
Other comprehensive loss	(292)	(90)	(326)	(208)
Comprehensive loss	$(6,466)	$(13,882)	$(27,327)	$(59,800)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	9	—	6	—	—	6
Issuance of common stock related to RSU vesting	51	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(40)	—	—	(40)
Stock-based compensation	—	—	4,689	—	—	4,689
Other comprehensive income	—	—	—	204	—	204
Net loss	—	—	—	—	(27,816)	(27,816)
Balance at March 31, 2018	50,280	—	423,009	245	(281,600)	141,654
Exercise of common stock options	40	—	39	—	—	39
Restricted stock awards, net	(156)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	89	—	143	—	—	143
Issuance of common stock related to RSU vesting	779	1	—	—	—	1
Shares withheld related to net share settlement	(282)	—	(618)	—	—	(618)
Stock-based compensation	—	—	4,751	—	—	4,751
Other comprehensive loss	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	(17,984)	(17,984)
Balance at June 30, 2018	50,750	1	427,324	(77)	(299,584)	127,664
Exercise of common stock options	1	—	—	—	—	—
Stock-based compensation	—	—	3,970	—	—	3,970
Other comprehensive loss	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(13,792)	(13,792)
Balance at September 30, 2018	50,751	$1	$431,294	$(167)	$(313,376)	$117,752

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	76	—	251	—	—	251
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,171	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive income	—	—	—	94	—	94
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at March 31, 2019	51,765	1	436,807	(165)	(328,152)	108,491
Exercise of common stock options	79	—	132	—	—	132
Restricted stock awards, net	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	118	—	477	—	—	477
Issuance of common stock related to RSU vesting	1,022	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	4,949	—	—	4,949
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(8,281)	(8,281)
Balance at June 30, 2019	52,984	1	442,353	(293)	(336,433)	105,628
Exercise of common stock options	83	—	146	—	—	146
Issuance of common stock related to RSU vesting	6	—	—	—	—	—
Stock-based compensation	—	—	4,815	—	—	4,815
Other comprehensive loss	—	—	—	(292)	—	(292)
Net loss	—	—	—	—	(6,174)	(6,174)
Balance at September 30, 2019	53,073	$1	$447,314	$(585)	$(342,607)	$104,123

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES:
Net loss	$(27,001)	$(59,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,841	26,355
Stock-based compensation	13,877	13,016
Loss on disposal of property and equipment	92	149
Provision for doubtful accounts	897	217
Accretion of available-for-sale securities	24	(374)
Non-cash lease expense	(469)	—
Unrealized foreign currency (gains) losses, net	(391)	(206)
Deferred income taxes	(748)	—
Changes in operating assets and liabilities:
Accounts receivable	32,149	10,318
Prepaid expenses and other assets	672	2,919
Accounts payable and accrued expenses	(34,018)	(14,415)
Other liabilities	(117)	(939)
Net cash provided by (used in) operating activities	9,808	(22,552)
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,605)	(5,474)
Capitalized internal use software development costs	(6,000)	(6,569)
Investments in available-for-sale securities	—	(23,991)
Maturities of available-for-sale securities	7,500	55,650
Sales of available-for-sale securities	—	9,228
Net cash (used in) provided by investing activities	(4,105)	28,844
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	529	45
Proceeds from issuance of common stock under employee stock purchase plan	477	143
Taxes paid related to net share settlement	(1,847)	(658)
Net cash used in financing activities	(841)	(470)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(192)	(110)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,670	5,712
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	80,452	76,642
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$85,122	$82,354
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$300	$272
Cash paid for interest	$46	$46
Capitalized assets financed by accounts payable and accrued expenses	$2,005	$3
Capitalized stock-based compensation	$401	$394
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$13,074	$—
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2019, or for any future year.
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
The Company adopted Accounting Standards Codification Topic 842 ("ASC 842")—Leases on January 1, 2019 using a modified retrospective approach. The adoption of this standard impacted only the financial statements included as of September 30, 2019 and for the three and nine months ended September 30, 2019. See below for additional information regarding the Company's adoption of ASC 842. Aside from the adoption of ASC 842, there have been no significant changes in the

Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in its Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an emerging growth company through the end of 2019. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
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

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(6,174)	$(13,792)	$(27,001)	$(59,592)
Weighted-average common shares outstanding	53,029	50,750	52,349	50,482
Weighted-average unvested restricted stock	(6)	(237)	(25)	(387)
Weighted-average common shares outstanding used to compute net loss per share	53,023	50,513	52,324	50,095
Basic and diluted net loss per share	$(0.12)	$(0.27)	$(0.52)	$(1.19)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Options to purchase common stock	1,078	162	732	72
Unvested restricted stock awards	—	208	16	232
Unvested restricted stock units	5,168	2,324	3,911	1,709
ESPP	48	94	35	64
Total shares excluded from net loss per share	6,294	2,788	4,694	2,077

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
The following table presents our revenue by channel for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	(in thousands, except percentages)
Channel:
Desktop	$15,936	42%	$12,481	42%	$47,745	44%	$40,453	49%
Mobile	21,706	58	17,248	58	60,183	56	42,800	51
Total	$37,642	100%	$29,729	100%	$107,928	100%	$83,253	100%
The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
United States	$26,378	$19,731	$73,654	$54,201
International	11,264	9,998	34,274	29,052
Total	$37,642	$29,729	$107,928	$83,253

Note 4—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2019:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,447	$13,447	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2018:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,692	$13,692	$—	$—
U.S. Treasury, government and agency debt securities	$7,524	$7,524	$—	$—

At September 30, 2019 and December 31, 2018, cash equivalents of $13.4 million and $13.7 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
Note 5—Other Balance Sheet Amounts
Investments in marketable securities as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale—short-term:
U.S. Treasury, government and agency debt securities	$7,526	$—	$(2)	$7,524

The Company had no available-for-sale securities as of September 30, 2019. For the three and nine months ended September 30, 2019, there were no realized gains (losses) and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations for the sale of available-for-sale investments. For the nine months ended September 30, 2018, the Company sold $9.2 million of available-for-sale investments, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.
Accounts payable and accrued expenses included the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts payable—seller	$195,467	$230,423
Accounts payable—trade	5,463	3,122
Accrued employee-related payables	6,103	6,133
Total	$207,033	$239,678

There was no restricted cash as of September 30, 2019 and December 31, 2018.

Note 6—Intangible Assets
The Company’s intangible assets as of September 30, 2019 and December 31, 2018 included the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Amortizable intangible assets:
Developed technology	$16,878	$16,878
Non-compete agreements	—	690
Trademarks	20	20
Total identifiable intangible assets, gross	16,898	17,588
Accumulated amortization—intangible assets:
Developed technology	(9,008)	(6,888)
Non-compete agreements	—	(506)
Trademarks	(20)	(20)
Total accumulated amortization—intangible assets	(9,028)	(7,414)
Total identifiable intangible assets, net	$7,870	$10,174

Amortization of intangible assets for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.8 million, respectively, and $2.3 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2019:

Fiscal Year	Amount
(in thousands)
Remaining 2019	$706
2020	2,826
2021	2,826
2022	1,512
2023	—
Thereafter	—
Total	$7,870

Note 7—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter, but with certain retention grants vesting 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 4,377,171 shares remained available for future grants at September 30, 2019 under the plans.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2018	3,488	$7.06
Granted	1,184	$4.98
Exercised	(239)	$2.21
Expired	(36)	$14.03
Forfeited	(73)	$2.62
Outstanding at September 30, 2019	4,324	$6.77	7.24 years	$14,566
Exercisable at September 30, 2019	2,370	$8.71	5.94 years	$5,889

The total intrinsic values of options exercised during the nine months ended September 30, 2019 was $1.3 million. At September 30, 2019, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $4.6 million, which is expected to be recognized over a weighted-average period of 2.75 years. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2019 was $2.85. Total fair value of options vested during the nine months ended September 30, 2019 was $1.3 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expected term (in years)	N/A	5.4	6.1	5.7
Risk-free interest rate	N/A	2.75%	2.51%	2.53%
Expected volatility	N/A	55%	60%	57%
Dividend yield	N/A	—%	—%	—%

Restricted Stock Awards
A summary of RSA activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested shares of restricted stock awards outstanding at December 31, 2018	197	$12.06
Granted	—	$—
Canceled	(182)	$11.92
Vested	(10)	$13.84
Nonvested shares of restricted stock awards outstanding at September 30, 2019	5	$13.49

The aggregate fair value of restricted stock with service conditions that vested during the nine months ended September 30, 2019 was $0.1 million. At September 30, 2019, the Company had unrecognized stock-based compensation expense for RSAs with service conditions of $37.9 thousand, which is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2018	6,100	$3.56
Granted	4,856	$4.77
Canceled	(404)	$3.74
Vested	(2,199)	$3.39
Nonvested restricted stock units outstanding at September 30, 2019	8,353	$4.30

The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2019 was $4.77, which included 1.6 million RSUs that vest 50% annually over two years. The aggregate fair value of RSUs that vested during nine months ended September 30, 2019 was $11.3 million. At September 30, 2019, the intrinsic value of nonvested RSUs was $72.8 million. At September 30, 2019, the Company had unrecognized stock-based compensation expense relating to nonvested RSUs of approximately $26.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
As of September 30, 2019, the Company has reserved 2,001,256 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Cost of revenue	$110	$72	$308	$256
Sales and marketing	1,378	1,187	4,182	3,530
Technology and development	1,157	691	3,382	2,163
General and administrative	2,068	1,910	6,005	6,669
Restructuring and other exit costs	—	—	—	398
Total stock-based compensation expense	$4,713	$3,860	$13,877	$13,016

Note 8—Restructuring and Other Exit Costs
As part of its on-going efforts to control costs and create efficiencies, the Company undertook restructuring events in 2018 to streamline operations, prioritize resources for growth initiatives and increase profitability. Restructuring and other exit costs of $3.4 million were incurred during the nine months ended September 30, 2018 related to severance and one-time termination benefit costs. There were no restructuring charges incurred during the three months ended September 30, 2018.

The following table summarizes restructuring and other exit cost activity for the nine months ended September 30, 2018 (in thousands):

Accrued restructuring and other exit costs at January 1, 2018	$—
Restructuring and other exit costs	3,440
Cash paid for restructuring and other exit costs	(2,884)
Non-cash stock-based compensation for restructuring and other exit costs	(398)
Accrued restructuring and other exit costs at September 30, 2018	$158

As of December 31, 2018, the Company had $0.1 million accrued restructuring and other exit costs remaining. No restructuring and other exit costs were incurred during the three and nine months ended September 30, 2019, and all remaining accrued costs associated with the 2018 restructuring events were paid in the first quarter of 2019.
Note 9—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.6 million for the three and nine months ended September 30, 2019, respectively, and income tax expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. The tax provision for the three and nine months ended September 30, 2019 is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with the foreign subsidiaries.
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
There were no material changes to the Company's unrecognized tax benefits in the nine months ended September 30, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company's history of tax losses, all years remain open to tax audit.
Note 10—Commitments and Contingencies
Commitments
As of September 30, 2019 and December 31, 2018, the Company had $2.5 million and $2.9 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date. The Company also has operating lease agreements, discussed in more detail in Note 11.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2019. However, based on management’s knowledge as of September 30, 2019, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
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
The lease term is generally specified in the lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise the option at the commencement date and periodically thereafter. Certain data center lease agreements include one year extension options or month-to-month extension options, and one or more of these extensions have been assumed for each lease that the Company believes to be an integral part of our business in the near term. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 6.28 years as of September 30, 2019.
To determine the estimated future lease payments, the Company reviews each of its lease agreements to identify the various payment components. For real estate and equipment leases, the Company includes only the actual lease components in its determination of future lease payments, and for its data center leases, includes both the fixed lease and non-lease components in the estimated future lease payments. This typically includes a fixed minimum power commitment that is included in the data center agreements, but it does not include any variable or usage-based additional charges. Once the estimated future lease payments are determined, the Company uses a discount rate to calculate the present value of the future lease payments. As of September 30, 2019, a weighted average discount rate of 4.73% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. This represents the incremental borrowing rate the Company would be subject to on borrowings from its available revolving debt agreement (See Note 12).
For the three and nine months ended September 30, 2019, the Company recognized $2.0 million and $5.7 million, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.5 million, respectively, of lease expense related to short-term leases that are not included in the ROU asset or lease liability balances. For the three and nine months ended September 30, 2018, the Company recognized rental expenses of $3.2 million and $9.7 million, respectively, under ASC 840, which included expenses related to short-term leases, and also included certain non-lease components including variable capacity related expenses at the data centers. The Company also received rental income of $48.4 thousand and $0.2 million for real estate leases for which it subleases the property to a third party during the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The maturity of the Company's lease liabilities were as follows (in thousands):

Fiscal Year
Remaining 2019	$1,932
2020	7,905
2021	4,348
2022	2,284
2023	1,968
Thereafter	8,491
Total lease payments (undiscounted)	26,928
Less: imputed interest	(3,440)
Lease liabilities—total (discounted)	$23,488

In addition to the leases included in these condensed consolidated financial statements, the Company entered into a lease agreement for an office location in New Jersey during the first half of 2019 that has not yet commenced as of September 30, 2019. The Company anticipates the recognition of approximately $0.4 million additional lease liabilities related to the New Jersey lease when the property is made available to the Company for use, which is expected to occur in the fourth quarter of 2019.

Note 12—Debt
In September 2018, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
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
The Loan Agreement is collateralized by security interests in substantially all of the Company's assets. Subject to certain exceptions, the Loan Agreement restricts the Company's ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. If a streamline period is not in effect, the Company is required to maintain a lockbox arrangement where clients' payments received in the lockbox will immediately reduce the amounts outstanding on the credit facility.
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month Adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month Adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of September 30, 2019, the Company's Adjusted Quick Ratio was 1.15, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of September 30, 2019, the Company was in compliance with the Adjusted EBITDA covenant.
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

As of September 30, 2019, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Note 13—Subsequent Events
On October 21, 2019, the Company acquired RTK.io for cash consideration of $11 million. RTK.io is a provider of header bidding solutions that have much in common with the Company’s Demand Manager product, including a foundation in Prebid, the advertising technology industry's open source framework. The Company plans to integrate the two solutions to extend its Demand Manager product portfolio and client base, and to add talented header bidding experts and Prebid developers to its team. The initial accounting for the acquisition is expected to be completed by December 31, 2019.

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

•
our ability to cause buyers and sellers to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms, including connected television, or CTV;

•
our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in digital advertising growth from desktop to mobile channels and other platforms and from display to video formats and the introduction and market acceptance of Demand Manager;

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

•	our ability to support our growth objectives with reduced resources from our cost reduction initiatives;

•	our ability to raise additional capital if needed and/or renew our working capital line of credit;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets and grow our market share in existing markets;

•	our ability to adapt effectively to shifts in digital advertising;

•	increased prevalence of ad-blocking or cookie-blocking technologies and the slow adoption of common identifiers;

•	the slowing growth rate of desktop display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook, Google, and Amazon);

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
The programmatic digital advertising market continues to experience growth. In October 2019, MAGNA estimated that the global programmatic market (excluding search and social) will grow from $44 billion in 2019 to $75 billion by 2023, which represents a 14% compound annual growth rate over that period. The expansion of the growth is continuously driven by the market need for automated buying and selling of advertising inventory, through various channels and across all formats.
An ongoing trend in the digital advertising industry is automating inventory transactions through new and developing channels, including mobile, which has market growth rates exceeding those of the desktop channel and is a critical area of operational focus for us. According to MAGNA estimates, mobile advertising is a $26 billion global market in 2019 that is expected to increase to $56 billion by 2023, producing a compound annual growth rate of 22%. Consistent with industry trends, our mobile business is growing faster than desktop. Our mobile revenue increased $17.4 million, or 41%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, while our desktop revenue increased 18% during the same period. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business was built upon mobile web, which is more similar to our desktop business, but our mobile application has become the growth driver behind our mobile business and has shown growth rates in excess of industry projections. Revenue from mobile applications is approximately half of our mobile business.
Another important trend in the digital advertising industry is automating inventory transactions across all formats. We enable an omni-channel approach to expand beyond traditional display advertising and have observed growth trends in emerging formats like video and audio. According to MAGNA estimates, video advertising was $25 billion in 2019 and is projected to increase to $57 billion in 2023, with a compound annual growth rate of 22%. We expect video to be a meaningful driver of our future growth with a longer-term opportunity in connected television, or CTV, advertising as more linear TV budgets shift to programmatic.
The growth of programmatic advertising is also expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We attribute advertising spend to the geographic location of the seller on whose inventory the advertising spend was directed. Our markets outside of the United States are more heavily built upon desktop display advertising than they are on mobile, and as such are subject to the same factors impacting our desktop business as described below. In addition, as programmatic advertising has grown in markets outside of the United States, we have seen more competitors enter those markets aggressively and gain market share. Another factor impacting our business is that a large share of the growth in digital advertising spending worldwide is being captured by owned and operated sites, such as Facebook, Google, and increasingly Amazon.
Macro Trends Impacting Our Business
In recent years, we have seen an industry-wide slowdown in the growth rate for traditional desktop advertising, and the growth rate for this portion of the market is expected to flatten in future years. According to MAGNA, programmatic desktop advertising is expected to grow at a 1% compound annual growth rate over the 2019-2023 period. This results from the market shift to mobile channels and other emerging formats noted above. These market factors still present long-term growth opportunities as we pursue spend consolidation on our platform; however, in the near term, these trends are dampening our overall growth rate, because desktop advertising continues to be a meaningful part of our core business, representing 44% of revenue in the first nine months of 2019.
Header bidding, which increases competition for ad inventory by exposing impressions simultaneously to multiple sources of demand in a competitive auction, has been a transformative change in programmatic digital advertising over the last several years. While we initially lagged industry adoption, header bidding now represents more than 80% of our revenue. Header bidding is going through an additional technical evolution from the client side, which involves the browser running the auction, to a server-side solution, in which a server runs the auction and offers the potential for improved performance and speed. We believe that our investments in our client-side header bidding solution, as well as server-side header bidding, have the potential to improve our competitiveness in all markets in future periods. However, we must continue to address certain technical and operational challenges, as described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, in order to realize our header bidding solution's full potential.
While the rise of header bidding increased revenue for sellers, it also created new challenges. Managing multiple exchanges on the page is technically complex, and in the early days of header bidding this complexity was exacerbated by the lack of independent technology standards. In 2017, we began to address these issues through our support of Prebid, a free and open source suite of software products designed by advertising community developers to enable publishers to implement header bidding on their websites and from within their apps. Despite Prebid’s adoption by a number of the world’s largest sellers, deploying and customizing it still requires dedicated technical resources. In May 2019, we introduced the beta version of Demand Manager, a new service that makes it easy for sellers to deploy, configure, and optimize their own Prebid-based header bidding solutions. This tool allows sellers to more effectively monetize their inventory. On October 21, 2019, we acquired RTK.io for cash consideration of $11 million. RTK.io is a provider of header bidding solutions that have much in common with our Demand Manager product, including a foundation in Prebid. We plan to integrate the two solutions to extend its Demand Manager product portfolio and client base, and to add talented header bidding experts and Prebid developers to its team. We believe that adoption of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
In an effort to capture more inventory for our buyers and deliver better monetization to our sellers, and to provide better transparency and predictability to all our clients, we made first price our default auction dynamic for header bidding transactions in 2018. This means that the first price or highest bid in our auction wins and that first price is passed to the downstream auction. To assist buyers in increasing advertising campaign returns and performance through the utilization of first price auction dynamics, we built and implemented an optional feature at no additional cost, which we call Estimated Market Rate ("EMR"). This feature uses algorithms that monitor existing market conditions against our dataset of auction outcomes to look for opportunities to reduce the amount of the bid that we pass through to the downstream auction on behalf of our winning bidder, while maintaining high fill rates. This is intended to help buyers bid on digital advertising inventory consistent with market values while preserving demand and budget for sellers on our platform. In addition to increasing the rate at which buyers win in our auctions, and the monetization that winning provides to sellers, our first price auction dynamic and EMR solution have contributed to higher CPMs, or cost per ad unit, for our header bidding inventory. While most exchanges had already transitioned to first price auction dynamics, the largest exchange — Google Ad Exchange — recently fully transitioned to first price auction dynamics in September 2019. As part of this transition, Google also removed a feature called last look, whereby it was able to run an auction after all other exchanges had provided their auction results. We believe that these changes will have a neutral to slightly positive impact on our business.
Supply Path Optimization, or SPO, refers to efforts by buyers to consolidate the number of vendors they work with to find the most effective and cost-efficient paths to procure media. This practice emerged in 2018 and continues to gain momentum in 2019. SPO is important to buyers because it can increase the proportion of their advertising that is ultimately spent on working media, with the goal of increasing return on their advertising spending, and can help them gain efficiencies by reducing the number of vendors they work with in a complex ecosystem. There are a number of criteria that buyers use to evaluate supply partners, including transparency, cost, quality of inventory, privacy standards, brand safety, and fraudulent traffic prevention policies. We believe we are well positioned to benefit from supply path optimization in the long run, as a result of our broad inventory supply, buyer tools such as traffic shaping and EMR, which reduce the overall cost of working with us, our transparency, and our brand safety measures.
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
Expense Reduction Initiatives
In addition to strategic decisions made to reduce costs paid by our clients on our platform while growing revenue through transaction volume, we have also focused on the cost structure of our business to enable us to compete more effectively. We must operate efficiently to relieve the pressure on our margins and cash resources that has resulted from our price reductions undertaken in 2017, and to compensate for the ongoing investments in technology and data processing capabilities required to support the increased volume of transactions that our growth plans require. As part of these efforts, during the first quarter of 2018 we undertook measures to reduce headcount by approximately 100 people, or 19% of our workforce, and to reduce other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business, as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects. We are continuously evaluating our costs and pursuing additional cost-control and efficiency opportunities, including increased automation, across all aspects of the Company. However, we anticipate significant increases in ad request volume, and are developing internal tools to manage the volume increases and investing in software architectural improvements, filtering, and cloud services to accelerate innovation and further enable efficiencies.
Uncertainty Resulting from Privacy Regulations
Our business is highly susceptible to emerging privacy regulations and oversight. In Europe, data protection authorities have started to clarify certain requirements under the European General Data Protection Regulation, or GDPR, but uncertainty remains.    Data protection authorities in a number of territories have expressed a desire to focus on the advertising technology ecosystem specifically.
In addition to the GDPR, a number of new privacy regulations will come into effect in 2020. The California legislature passed the California Consumer Privacy Act (CCPA) in 2018, which was signed into law. This regulation imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed will require the Company to devote significant resources towards compliance. Certain requirements remain unclear due to ambiguities in the drafting or incomplete guidance. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. In September 2019, a new ballot initiative was introduced in California, which, if passed, would amend the CCPA and impose more stringent requirements on handling the personal information of California residents in 2021. Certain international territories are also imposing new or expanded privacy obligations. For example, Brazil's data protection regulation, the LGPD, will also come into effect in August 2020. In the coming years, we expect further consumer privacy regulation worldwide.
Until prevailing compliance practices standardize, the impact of worldwide privacy regulations on our business and, consequently, our revenue could be negatively impacted.
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
Other (Income), Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility and was insignificant for the nine months ended September 30, 2019 and 2018.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %	Nine Months Ended		Favorable/(Unfavorable) %
	September 30, 2019	September 30, 2018		September 30, 2019	September 30, 2018
	(in thousands)			(in thousands)
Revenue	$37,642	$29,729	27%	$107,928	$83,253	30%
Expenses (1)(2):
Cost of revenue	13,869	14,687	6%	44,070	44,514	1%
Sales and marketing	11,040	10,654	(4)%	33,151	34,046	3%
Technology and development	10,293	9,299	(11)%	29,848	29,038	(3)%
General and administrative	9,121	9,355	3%	29,428	33,340	12%
Restructuring and other exit costs	—	—	NM	—	3,440	100%
Total expenses	44,323	43,995	(1)%	136,497	144,378	5%
Loss from operations	(6,681)	(14,266)	53%	(28,569)	(61,125)	53%
Other income, net	(562)	(558)	1%	(999)	(1,766)	(43)%
Loss before income taxes	(6,119)	(13,708)	55%	(27,570)	(59,359)	54%
Provision (benefit) for income taxes	55	84	35%	(569)	233	NM
Net loss	$(6,174)	$(13,792)	55%	$(27,001)	$(59,592)	55%
NM - Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Cost of revenue	$110	$72	$308	$256
Sales and marketing	1,378	1,187	4,182	3,530
Technology and development	1,157	691	3,382	2,163
General and administrative	2,068	1,910	6,005	6,669
Restructuring and other exit costs	—	—	—	398
Total stock-based compensation expense	$4,713	$3,860	$13,877	$13,016

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Cost of revenue	$7,737	$8,271	$23,540	$24,785
Sales and marketing	67	141	305	455
Technology and development	102	215	476	683
General and administrative	121	140	520	432
Total depreciation and amortization expense	$8,027	$8,767	$24,841	$26,355

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	37	49	41	53
Sales and marketing	29	36	31	41
Technology and development	27	31	28	35
General and administrative	25	32	26	40
Restructuring and other exit costs	—	—	—	4
Total expenses	118	148	126	173
Loss from operations	(18)	(48)	(26)	(73)
Other income, net	(2)	(2)	—	(2)
Loss before income taxes	(16)	(46)	(26)	(71)
Provision (benefit) for income taxes	—	—	(1)	1
Net loss	(16)%	(46)%	(25)%	(72)%
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue
Revenue increased $7.9 million, or 27%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, revenue increased $24.7 million, or 30%, compared to the prior year period. Our revenue growth for the three and nine months ended September 30, 2019 was driven by ongoing increases in advertising spend transacted on our platform and by increases in take rate, or the fee we earn on advertising spend, with the majority of take rate increases having occurred in 2018.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge for our services, and other factors such as changes in the market, our execution of the business, and competition. In addition, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased volume, because PMP transactions can carry lower fees than OMP transactions.  Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives. While we anticipate long-term benefits from these initiatives, unless we are able to continue to increase advertising spend on our platform, through higher transaction volumes or higher transaction values or both, our revenue growth may be limited. We expect that revenue in the fourth quarter of 2019 will increase, which is consistent with normal fourth quarter seasonal patterns. However, because take rates in 2019 have been and are expected to be roughly equivalent to those in the fourth quarter of 2018, we expect that year-over-year revenue growth in the fourth quarter of 2019 will be driven primarily by ad spend growth.  As a result, the year-over-year percentage revenue growth in the fourth quarter of 2019 will likely be lower than the year-over-year percentage growth rates achieved through the first nine months of 2019.
Cost of Revenue
Cost of revenue decreased $0.8 million or 6% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, cost of revenue decreased $0.4 million, or 1%, compared to the prior year period.
We expect cost of revenue to be lower in absolute dollars in 2019 compared to 2018, and to continue to decline slightly for the remainder of 2019 as we have continued our focus on infrastructure serving efficiency. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software. We are expanding select data center operations to cloud service providers to accelerate innovation and gain efficiencies, and to support the growth of our business. We expect an increase in cost of revenue expenses over the long term as a result.

Sales and Marketing
Sales and marketing expenses increased $0.4 million, or 4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel costs.
For the nine months ended September 30, 2019, sales and marketing expenses decreased $0.9 million, or 3%, compared to the prior year period. The decrease was primarily due to the benefit of the prior year's cost control initiatives.
We expect sales and marketing expenses to decline slightly in 2019 compared to 2018, and remain flat through the end of 2019. Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses increased by $1.0 million, or 11%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase of $1.3 million in personnel costs.
For the nine months ended September 30, 2019, technology and development expenses increased $0.8 million, or 3%, compared to the prior year period.
We expect technology and development expense to increase in 2019 compared to 2018, with small increases in the fourth quarter of 2019 as we make strategic headcount additions to focus on the engineering aspect of our new developments, including Demand Manager and other initiatives. The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of these investments, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
General and Administrative
General and administrative expenses decreased by $0.2 million, or 3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease is primarily due to the benefit of the prior year's cost control initiatives.
For the nine months ended September 30, 2019, general and administrative expenses decreased $3.9 million, or 12%, compared to the prior year period, primarily due to a $2.0 million decrease in personnel costs as a result of our 2018 cost control initiatives and professional services fees, which decreased $1.5 million in the current year period.
We expect general and administrative expenses to decrease in 2019 compared to 2018 as a result of our prior year cost control initiatives. General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
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
For the nine months ended September 30, 2018, we incurred restructuring and other exit costs of $3.4 million for severance and other one-time employee termination benefits related to headcount reductions that were made in the first quarter of 2018 (see Note 8 to the condensed consolidated financial statements). There were no restructuring and other exit costs incurred during the three months ended September 30, 2018, or during the three and nine months ended September 30, 2019. All remaining accrued costs as of December 31, 2018 associated with the 2018 restructuring events were paid in the first quarter of 2019.

Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Interest income, net	$(218)	$(232)	$(625)	$(777)
Other income	(48)	(206)	(236)	(626)
Foreign exchange gain, net	(296)	(120)	(138)	(363)
Total other income, net	$(562)	$(558)	$(999)	$(1,766)
Foreign exchange gain, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three and nine months ended September 30, 2019, the net foreign exchange gain was primarily attributable to the currency movements between the British Pound and the European Euro relative to the U.S. Dollar.

Provision (Benefit) for Income Taxes
We recorded an income tax expense of $0.1 million and an income tax benefit of $0.6 million for the three and nine months ended September 30, 2019, respectively, and income tax expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. The tax provision for the three and nine months ended September 30, 2019 is primarily the result of the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At September 30, 2019, we had cash and cash equivalents of $85.1 million, of which $12.1 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
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
At September 30, 2019, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding the Loan Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Cash flows provided by (used in) operating activities	$9,808	$(22,552)
Cash flows (used in) provided by investing activities	(4,105)	28,844
Cash flows used in financing activities	(841)	(470)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(192)	(110)
Change in cash, cash equivalents and restricted cash	$4,670	$5,712
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
For the nine months ended September 30, 2019, net cash provided by operating activities was $9.8 million compared to net cash used in operating activities of $22.6 million for the nine months ended September 30, 2018. Our operating activities included our net losses of $27.0 million and $59.6 million for the nine months ended September 30, 2019 and 2018, respectively, which were offset by non-cash adjustments of $38.1 million and $39.2 million, respectively. In the first three quarters of 2019, net changes in our working capital reduced cash provided by operating activities by $1.3 million. Net cash used in operating activities for the first three quarters of 2018 was increased by a net decrease in our working capital of $2.1 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2019 and 2018, our investing activities used net cash of $4.1 million and provided net cash of $28.8 million, respectively. For the nine months ended September 30, 2019 and 2018, we had net maturities of investments in available-for-sale securities of $7.5 million and $31.7 million, respectively. In addition, we had cash inflows of $9.2 million during the nine months ended September 30, 2018 related to sales of available-for-sale securities. These cash inflows were offset by purchases of property and equipment of $5.6 million and $5.5 million during the nine months ended September 30, 2019 and 2018, respectively, and investments in our internally developed software of $6.0 million and $6.6 million, respectively.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the nine months ended September 30, 2019 and 2018, we used net cash of $0.8 million and $0.5 million, respectively, for financing activities. Cash outflows from financing activities for the nine months ended September 30, 2019 and 2018 included payments of $1.8 million and $0.7 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2019 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and operating lease agreements including data centers that expire at various times through 2030. At September 30, 2019, expected future commitments relating to operating leases associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet were $26.9 million. See Note 11 of "Notes to Condensed Consolidated Financial Statements" for our lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received rental income from subleases totaling $48.4 thousand and $0.2 million for the three and nine months ended September 30, 2019, respectively.
There were no significant changes to our unrecognized tax benefits in the nine months ended September 30, 2019 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2019.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2019.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2019. However, based on our knowledge as of September 30, 2019, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
None.
(b) Use of Proceeds
As of September 30, 2019, all of the proceeds from our initial public offering of common stock effected through a Registration Statement on Form S-1 (File No. 333-193739) have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other period reports previously filed with the SEC.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
We currently have no publicly announced repurchase plan or program.
Upon vesting of most restricted stock units or stock awards, we are required to deposit statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock. There were no repurchases of common stock during the three months ended September 30, 2019.

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

THE RUBICON PROJECT, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date November 6, 2019