Form 10-Q
period 2020-03-31
RUBICON PROJECT, INC.
filed 2020-05-06
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2020
Common Stock, $0.00001 par value	107,287,069

THE RUBICON PROJECT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$71,283	$88,888
Accounts receivable, net	158,248	217,571
Prepaid expenses and other current assets	7,323	6,591
TOTAL CURRENT ASSETS	236,854	313,050
Property and equipment, net	21,589	23,667
Right-of-use lease asset	19,549	21,491
Internal use software development costs, net	16,631	16,053
Intangible assets, net	10,325	11,386
Other assets, non-current	1,900	2,103
Goodwill	7,370	7,370
TOTAL ASSETS	$314,218	$395,120
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$194,036	$259,439
Lease liabilities, current	7,158	7,282
Other current liabilities	929	778
TOTAL CURRENT LIABILITIES	202,123	267,499
Lease liabilities, non-current	13,441	15,231
Other liabilities, non-current	426	454
TOTAL LIABILITIES	215,990	283,184
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2020 and December 31, 2019; 55,060 and 53,888 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	449,820	453,064
Accumulated other comprehensive loss	(834)	(45)
Accumulated deficit	(350,759)	(341,084)
TOTAL STOCKHOLDERS' EQUITY	98,228	111,936
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$314,218	$395,120

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$36,295	$32,416
Expenses:
Cost of revenue	14,003	15,116
Sales and marketing	11,426	10,592
Technology and development	10,696	9,716
General and administrative	10,897	10,280
Total expenses	47,022	45,704
Loss from operations	(10,727)	(13,288)
Other (income) expense:
Interest income, net	(144)	(193)
Other income	(9)	(142)
Foreign exchange (gain) loss, net	(698)	301
Total other income, net	(851)	(34)
Loss before income taxes	(9,876)	(13,254)
Benefit for income taxes	(201)	(708)
Net loss	$(9,675)	$(12,546)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.24)
Weighted average shares used to compute net loss per share:
Basic and Diluted	54,866	51,577

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(9,675)	$(12,546)
Other comprehensive income (loss):
Unrealized gain on investments	—	2
Foreign currency translation adjustments	(789)	92
Other comprehensive income (loss)	(789)	94
Comprehensive loss	$(10,464)	$(12,452)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	76	—	251	—	—	251
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,171	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive income	—	—	—	94	—	94
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at March 31, 2019	51,765	$1	$436,807	$(165)	$(328,152)	$108,491

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	$111,936
Exercise of common stock options	27	—	23	—	—	23
Issuance of common stock related to RSU vesting	1,861	—	—	—	—	—
Shares withheld related to net share settlement	(716)	—	(7,485)	—	—	(7,485)
Stock-based compensation	—	—	4,218	—	—	4,218
Other comprehensive loss	—	—	—	(789)	—	(789)
Net loss	—	—	—	—	(9,675)	(9,675)
Balance at March 31, 2020	55,060	$1	$449,820	$(834)	$(350,759)	$98,228

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES:
Net loss	$(9,675)	$(12,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,524	8,640
Stock-based compensation	4,057	4,369
(Gain) loss on disposal of property and equipment	(6)	4
Provision for doubtful accounts	2	775
Accretion of available-for-sale securities	—	24
Non-cash lease expense	23	—
Unrealized foreign currency gains, net	(1,083)	(183)
Deferred income taxes	161	(753)
Changes in operating assets and liabilities:
Accounts receivable	58,600	46,446
Prepaid expenses and other assets	(738)	640
Accounts payable and accrued expenses	(64,250)	(49,482)
Other liabilities	152	(1,386)
Net cash used in operating activities	(5,233)	(3,452)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,274)	(142)
Capitalized internal use software development costs	(2,337)	(2,098)
Maturities of available-for-sale securities	—	7,500
Net cash (used in) provided by investing activities	(4,611)	5,260
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23	251
Taxes paid related to net share settlement	(7,485)	(1,835)
Net cash used in financing activities	(7,462)	(1,584)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(299)	38
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,605)	262
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	88,888	80,452
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$71,283	$80,714
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$50	$92
Cash paid for interest	$15	$10
Capitalized assets financed by accounts payable and accrued expenses	$338	$509
Capitalized stock-based compensation	$161	$145
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

THE RUBICON PROJECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
The Rubicon Project, Inc., or Rubicon Project (the "Company"), was formed on April 20, 2007 in Delaware and began operations in April 2007. The Company is headquartered in Los Angeles, California. On April 1, 2020, the Company completed a stock-for-stock merger ("Merger") with Telaria, Inc., ("Telaria"), a leading provider of connected television ("CTV") technology, creating an independent sell-side advertising platform, offering a single partner for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types.
The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. The Company’s platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading publishers of websites and mobile applications and buyers of digital advertising inventory.
Publishers monetize their inventory through the Company’s platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding, which includes direct sale of premium inventory to a buyer, referred to as private marketplace ("PMP"), and open auction bidding, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory, referred to as open marketplace ("OMP"). At the same time, buyers leverage the Company’s platform to manage their advertising spending and reach their target audiences, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers.
The Company operates on a worldwide basis, with an established operating presence in North America, Australia, and Europe and a developing presence in Asia and South America.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2020, or for any future year.
The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in its 2019 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in its Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the novel coronavirus pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of novel coronavirus pandemic on the Company's operational and financial performance will depend on certain developments, as discussed in more detail within Item 2. Management's Discussion and Analysis and Item 1A.Risk Factors. During the quarter ended March 31, 2020, this uncertainty resulted in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three months ended March, 31, 2020, the Company is not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.

Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13—Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This guidance requires entities to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2020. The standard had no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), to streamline the disclosure requirements of ASC Topic 820—Fair Value Measurement. ASU 2018 removes certain disclosure requirements, including the valuation process for Level 3 fair value measurements, and adds certain quantitative disclosures around Level 3 fair value measurements. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The provisions of ASU 2018-13 are required to be adopted retrospectively, with the exception of disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, which can be adopted prospectively. The Company adopted ASU 2018-13 as of January 1, 2020. The standard had no material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 was issued to clarify the requirements of ASC 350-40—Intangibles—Goodwill and Other—Internal-Use Software ("ASC 350-40"). The ASU clarifies that implementation, setup and other upfront costs related to cloud computing agreements ("CCA") should be accounted for under ASC 350-40. ASC 2018-15 will require companies to capitalize certain costs incurred when purchasing a CCA that is a service. Under the new guidance, companies will apply the same criteria for capitalizing implementation costs in a CCA service as they would for internal-use software. The capitalized implementation costs will generally be expensed over the term of the service arrangement and the related assets will be assessed for impairment using the same model applied to long-lived assets. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 as of January 1, 2020 on a prospective basis. The standard had no material impact on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes ("ASU 2019-12") . ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(9,675)	$(12,546)
Weighted-average common shares outstanding	54,868	51,635
Weighted-average unvested restricted stock	(2)	(58)
Weighted-average common shares outstanding used to compute net loss per share	54,866	51,577
Basic and diluted net loss per share	$(0.18)	$(0.24)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Options to purchase common stock	1,239	513
Unvested restricted stock awards	1	44
Unvested restricted stock units	3,978	2,746
ESPP	61	28
Total shares excluded from net loss per share	5,279	3,331

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
The following table presents our revenue by channel for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020		March 31, 2019
	(in thousands, except percentages)
Channel:
Desktop	$15,296	42%	$15,221	47%
Mobile	20,999	58	17,195	53
Total	$36,295	100%	$32,416	100%

The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
United States	$25,533	$21,486
International	10,762	10,930
Total	$36,295	$32,416

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $3.1 million at March 31, 2020, and $3.4 million at December 31, 2019. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables are netted against allowance expense. The contra seller payable related to recoveries were $1.0 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively.
The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Allowances for doubtful accounts, December 31	$3,400	$1,340
Write-offs	(740)	(30)
Provision for expected credit loss	413	3,220
Recoveries of previous write-offs	7	—
Allowances for doubtful accounts, March 31	$3,080	$4,530

During the three months ended March 31, 2020, the provision for expected credit losses associated with accounts receivable of $0.4 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.4 million, which resulted in immaterial bad debt expense during the period. During the three months ended March 31, 2019, the provision for expected credit losses associated with accounts receivable of $3.2 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $2.4 million, which resulted in bad debt expense during the period of $0.8 million.

Note 4—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2020:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$3,540	$3,540	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2019:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,501	$13,501	$—	$—

At March 31, 2020 and December 31, 2019, cash equivalents of $3.5 million and $13.5 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accounts payable—seller	$182,966	$247,891
Accounts payable—trade	5,798	4,822
Accrued employee-related payables	5,272	6,726
Total	$194,036	$259,439

There was no restricted cash as of March 31, 2020 and December 31, 2019.

Note 6—Goodwill and Intangible Assets
The Company's goodwill balance as of March 31, 2020 and December 31, 2019 was $7.4 million.

The Company’s intangible assets as of March 31, 2020 and December 31, 2019 included the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Amortizable intangible assets:
Developed technology	$19,658	$19,658
Customer relationships	1,650	1,650
Non-compete agreements	70	70
Trademarks	20	20
Total identifiable intangible assets, gross	21,398	21,398
Accumulated amortization—intangible assets:
Developed technology	(10,669)	(9,823)
Customer relationships	(368)	(162)
Non-compete agreements	(16)	(7)
Trademarks	(20)	(20)
Total accumulated amortization—intangible assets	(11,073)	(10,012)
Total identifiable intangible assets, net	$10,325	$11,386

Amortization of intangible assets for the three months ended March 31, 2020 and 2019 was $1.1 million and $0.8 million, respectively. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2020:

Fiscal Year	Amount
(in thousands)
Remaining 2020	$3,181
2021	4,073
2022	2,068
2023	556
2024	447
Total	$10,325

Due to the economic impact associated with the novel coronavirus pandemic on the Company's stock price, market capitalization, and financial outlook, the Company performed a qualitative assessment over its long-lived assets and goodwill and concluded there were no impairment indicators as of March 31, 2020 that would indicate impairment of its long-lived assets, including fixed assets, intangibles, and internal use capitalized software costs, and goodwill.

Note 7—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter, but with certain retention grants vesting 50% on each of the first and second anniversaries of the grant date. Restricted stock units granted in 2020 will typically have approximately 25% of the award vesting after approximately one year of service and the remainder vesting quarterly thereafter. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. An aggregate of 7,315,942 shares remained available for future grants at March 31, 2020 under the plans.

Stock Options
A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2019	4,262	$6.82
Granted	—	$—
Exercised	(27)	$0.86
Expired	(92)	$12.84
Forfeited	—	$—
Outstanding at March 31, 2020	4,143	$6.73	6.80 years	$3,788
Exercisable at March 31, 2020	2,732	$7.94	6.01 years	$2,061

The total intrinsic values of options exercised during the three months ended March 31, 2020 was $0.2 million. At March 31, 2020, the Company had unrecognized employee stock-based compensation expense relating to unvested stock options of approximately $3.5 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total fair value of options vested during the three months ended March 31, 2020 was $1.2 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

Three Months Ended
March 31, 2019
Expected term (in years)	6.1
Risk-free interest rate	2.51%
Expected volatility	60%
Dividend yield	—%

Restricted Stock Awards
A summary of RSA activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested shares of restricted stock awards outstanding at December 31, 2019	2	$13.49
Granted	—	$—
Canceled	—	$—
Vested	—	$—
Unvested shares of restricted stock awards outstanding at March 31, 2020	2	$13.49

The unrecognized stock-based compensation expense for RSAs with service conditions at March 31, 2020 was insignificant.

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock units outstanding at December 31, 2019	8,077	$4.46
Granted	49	$10.15
Canceled	(82)	$4.87
Vested	(1,861)	$3.02
Unvested restricted stock units outstanding at March 31, 2020	6,183	$4.93

The weighted-average grant date fair value per share of RSUs granted during the three months ended March 31, 2020 was $10.15. The aggregate fair value of RSUs that vested during the three months ended March 31, 2020 was $19.4 million. At March 31, 2020, the intrinsic value of unvested RSUs was $34.3 million. At March 31, 2020, the Company had unrecognized stock-based compensation expense relating to unvested RSUs was approximately $22.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
As of March 31, 2020, the Company has reserved 2,430,691 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cost of revenue	$101	$92
Sales and marketing	1,085	1,345
Technology and development	1,183	1,059
General and administrative	1,688	1,873
Total stock-based compensation expense	$4,057	$4,369

Note 8—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded an income tax benefit of $0.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The tax benefit for the three months ended March 31, 2020 is primarily the result of the domestic valuation allowance, the tax liability associated with the foreign subsidiaries, and foreign stock-based compensation activity.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), in response to the novel coronavirus pandemic. The CARES Act is meant to infuse negatively affected companies with various tax cash benefits to ease the impact of the novel coronavirus pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, and net operating loss carryback periods. The Company is currently evaluating the potential tax implications of the CARES Act. In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures that could impact our tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures.
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
Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For Canada, the Netherlands, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2018 forward are open for examination, for Singapore 2017 and forward are open for examination, for Brazil 2016 and forward are open for examination, for Australia and Germany 2015 and forward are open for examination, and for Japan 2014 and forward remain open for examination.
There were no material changes to the Company's unrecognized tax benefits in the three months ended March 31, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 9—Commitments and Contingencies
Commitments
As of March 31, 2020 and December 31, 2019, the Company had $2.5 million of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date. The Company also has operating lease agreements, discussed in more detail in Note 10.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2020. However, based on management’s knowledge as of March 31, 2020, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Between February 5 and March 16, 2020, nine lawsuits were filed by purported stockholders of Telaria in connection with the merger with The Rubicon Project, Inc. Two lawsuits were brought as putative class actions (captioned Sabatini v. Telaria, Inc., et al. and Carter v. Telaria, Inc., et al). Seven lawsuits were brought by the plaintiffs individually (captioned Stein v. Telaria, Inc., et al;

Lin v. Telaria, Inc. et al; Melool v. Telaria, Inc., et al; Robinson v. Telaria, Inc., et al; Wu v. Telaria, Inc., et al; Yang v. Telaria, Inc., et al; and Corthell v Telaria, Inc. et al (collectively, the “Complaints”)). The Complaints name as defendants Telaria and each member of its Board of Directors. The Sabatini complaint additionally names Rubicon Project and Madison Merger Corp. (“Merger Sub”) as defendants. The Complaints allege violations of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Sabatini complaint additionally alleges a claim under Section 20(a) of the Exchange Act against Rubicon Project and Merger Sub. The Stein and Carter complaints additionally allege a violation of 17 C.F.R. § 244.100 against all defendants. The plaintiffs contend that Telaria’s Definitive Proxy Statement omitted or misrepresented material information regarding the Merger. The Complaints seek injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Lin and Sabatini complaints also seek dissemination of a proxy statement that discloses certain information requested by those plaintiffs. On March 23, 2020, Telaria and Rubicon Project filed supplemental disclosures to its Definitive Proxy Statement, mooting the Complaints. On March 24, 2020, plaintiffs in the Lin, Carter, Robinson, and Stein actions voluntarily dismissed their respective cases. On March 30, 2020, Telaria held a special meeting of its stockholders, at which Telaria’s stockholders approved the Merger. On April 20, 2020, plaintiff in the Sabatini action voluntarily dismissed his case. The Company believes the claims asserted in the remaining Complaints are without merit.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 10—Lease Obligations
For the three months ended March 31, 2020 and 2019, the Company recognized $2.1 million and $1.8 million, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million and $0.2 million, respectively, of lease expense related to short-term leases and $2.4 million and $3.1 million of variable and cloud-based services related to data centers, respectively, that are not included in the ROU asset or lease liability balances. Rental income received for real estate leases for which it subleases the property to a third party were insignificant for the three months ended March 31, 2020 and 2019.
As of March 31, 2020, a weighted average discount rate of 4.61% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet.
The maturity of the Company's lease liabilities were as follows (in thousands):

Fiscal Year
Remaining 2020	$6,025
2021	4,538
2022	2,429
2023	2,065
2024	1,610
Thereafter	6,881
Total lease payments (undiscounted)	23,548
Less: imputed interest	(2,949)
Lease liabilities—total (discounted)	$20,599

In addition to the leases included in these condensed consolidated financial statements, the Company entered into a lease agreement for an office location in Milan, Italy during the quarter that has not yet commenced as of March 31, 2020. The incremental lease liabilities associated with this lease are immaterial.

Note 11—Debt
In September 2018, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. As of March 31, 2020, the amount available for borrowing was $40.0 million. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.

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
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month Adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month Adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of March 31, 2020, the Company's Adjusted Quick Ratio was 1.13, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of March 31, 2020, the Company was in compliance with the Adjusted EBITDA covenant.
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
As of March 31, 2020, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Note 12—Subsequent Events
On April 1, 2020, the Company completed the stock-for-stock merger with Telaria, which created a combined company offering a single platform for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types. Upon completion of the Merger, each share of Telaria common stock issued and outstanding was converted into 1.082 shares of Rubicon Project common stock. As a result, the Company issued 51,994,002 shares of Rubicon Project common stock.
As part of the Merger, existing outstanding restricted stock units of Telaria common stock and stock options to purchase common stock of Telaria were exchanged for 1.082 restricted stock units of the Company and options to purchase the Company's common stock, respectively. The fair value of stock options exchanged on the date of the Merger attributable to pre-acquisition services will be recorded as purchase consideration. The fair value of the restricted stock units and stock options exchanged on the date of the Merger attributable to post-acquisition services will be recorded as additional stock-based compensation expense in the Company's consolidated statements of operations over their remaining requisite service (vesting) periods.
The Company is currently evaluating the allocation of the purchase price to the acquired assets and assumed liabilities. It is not practicable to disclose the preliminary purchase price allocation or the unaudited combined financial information given the short period of time between the acquisition and the issuance of these unaudited interim condensed consolidated financial statements.
On April 1, 2020, the Company granted 4,398,325 restricted stock units, 1,097,709 stock options, and 146,341 performance stock units to the Company's employees. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The RSUs granted will vest over four years from issuance with 25% after one year, and the remainder vesting quarterly thereafter, with the exception of 526,993 RSUs which vest 50% on each of the first and second anniversaries of the grant date, and 87,996 RSUs which will vest during the fourth quarter of 2020. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the potential impacts of the novel coronavirus pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance, including, without limitation, revenue, advertising spend, profitability, net loss, loss per share, and cash flow; anticipated benefits or effects related to the consummation of the merger with Telaria, including estimated synergies and cost savings resulting from the merger; strategic objectives, including focus on header bidding, connected television ("CTV"), mobile, video, Demand Manager, and private marketplace opportunities; investments in our business; development of our technology; industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to CTV; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our CTV, mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:

•
the severity, magnitude, and duration of the novel coronavirus pandemic, including impacts of the pandemic and of responses to the pandemic by governments, business and individuals on our operations, personnel, buyers, sellers, and on the global economy and the advertising marketplace;

•	our ability to successfully integrate the Telaria business and realize the anticipated benefits of the merger;

•	our ability to grow and to manage our growth effectively;

•	our ability to develop innovative new technologies and remain a market leader;

•	our ability to attract and retain buyers and sellers of digital advertising inventory, or publishers, and increase our business with them;

•	our vulnerability to loss of, or reduction in spending by, buyers;

•
our reliance on large sources of advertising demand, including demand side platforms ("DSPs") that may have or develop high-risk credit profiles or fail to pay invoices when due, including as a result of lower ad spending generally and/or general liquidity constraints experienced by buyers resulting from the novel coronavirus pandemic;

•	our ability to maintain and grow a supply of advertising inventory from sellers and to fill the increased inventory;

•	the effect on the advertising market and our business from difficult economic conditions or uncertainty;

•	the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;

•
our ability to cause buyers and sellers to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms, including CTV;

•	our reliance on large aggregators of advertising inventory, and the concentration of CTV among a small number of large publishers that enjoy significant negotiating leverage;

•
our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in linear TV to CTV, digital advertising growth from desktop to mobile channels and other platforms and from display to video formats and the introduction and market acceptance of Demand Manager;

•	uncertainty of our estimates and expectations associated with new offerings, including CTV, header bidding, private marketplace, mobile, video, Demand Manager, and traffic shaping;

•	the possibility of lower take rates and the need to grow through increasing the volume and/or value of transactions on our platform and increasing our fill rate;

•
our vulnerability to the depletion of our cash resources as a result of the adverse impacts of the novel coronavirus pandemic, or as we incur additional investments in technology required to support the increased volume of transactions on our exchange and to develop new offerings;

•	our ability to support our growth objectives with reduced resources from our cost reduction initiatives;

•	our ability to raise additional capital if needed and/or renew our working capital line of credit;

•	our limited operating history and history of losses;

•	our ability to continue to expand into new geographic markets and grow our market share in existing markets;

•	our ability to adapt effectively to shifts in digital advertising;

•	increased prevalence of ad-blocking or cookie-blocking technologies and the slow adoption of common identifiers;

•	the slowing growth rate of desktop display advertising;

•	the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook, Google, and Amazon);

•	industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to digital mediums such as CTV and over-the-top ("OTT");

•	the adoption of programmatic advertising by CTV publishers;

•
the effects, including loss of market share, of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;

•	the effects of consolidation in the ad tech industry;

•	acts of competitors and other third parties that can adversely affect our business;

•	our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;

•	requests for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms and greater levels of pricing transparency and specificity;

•	our ability to ensure a high level of brand safety for our clients and to detect “bot” traffic and other fraudulent or malicious activity;

•	the effects of seasonal trends on our results of operations;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	political uncertainty and the ability of the company to attract political advertising spend;

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
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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

Overview
The Rubicon Project, Inc., or Rubicon Project (the "Company" or "we"), was formed on April 20, 2007 in Delaware and began operations in April 2007. On April 1, 2020, we completed a stock-for-stock merger (“Merger”) with Telaria, Inc., (“Telaria”), a leading provider of connected television (“CTV”) technology, creating what we believe is the world’s largest independent sell-side advertising platform, offering a single partner for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types.
We provide a technology solution to automate the purchase and sale of digital advertising inventory. Our platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms ("DSPs"), to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. Our clients include many of the world’s leading publishers and buyers of digital advertising inventory. We believe our platform reaches approximately one billion users creating a global, scaled, independent alternative to walled gardens, who both own and sell inventory and maintain control on the demand side.
Publishers monetize their inventory through our platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding, which includes direct sale of premium inventory to a buyer, which we refer to as private marketplace ("PMP"), and open auction bidding, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory, which we refer to as open marketplace ("OMP"). Real-time bidding, or programmatic, transactions automate the publishers' sales process and improve workflow capabilities to increase productivity, while increasing revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising.
We provide a full suite of tools for publishers to control their advertising business and protect the consumer viewing experience. These controls are particularly important to CTV publishers who need to ensure a TV-like viewing and advertising experience for consumers. For instance, our "ad-pod" feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break, audio normalization to control for the volume of an ad relative to content, and frequency capping to avoid exposing viewers to repetitive ad placements.
At the same time, buyers leverage our platform to manage their advertising spending and reach their target audiences, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers. Following the Merger, we believe that we will be an essential omni-channel partner for buyers to reach target audiences at scale, optimizing the supply path with industry-leading transparency, robust support for identity solutions and brand-safe premium inventory.
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
We operate our business on a worldwide basis, with an established operating presence in North America, Australia, and Europe and a developing presence in Asia and South America. Substantially all of our assets are U.S. assets. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
At the closing of the Merger, each share of Telaria common stock issued and outstanding as of the effective time of the Merger was converted into the right to receive 1.082 shares of Rubicon Project common stock. Accordingly, on April 1, 2020, we issued 51,994,002 shares of common stock to the former stockholders of Telaria.

Trends in Our Business

Supply Path Optimization

Supply Path Optimization ("SPO"), refers to efforts by buyers to consolidate the number of vendors they work with to find the most effective and cost-efficient paths to procure media. This practice emerged in 2018 and continues to gain momentum. SPO is important to buyers because it can increase the proportion of their advertising ultimately spent on working media, with the goal of increasing return on their advertising spending, and can help them gain efficiencies by reducing the number of vendors they work with in a complex ecosystem. There are a number of criteria that buyers use to evaluate supply partners, including transparency, cost, quality and breadth of inventory, access to unique inventory, privacy standards, brand safety standards, including compliance with ads.txt and similar industry standards, and fraudulent traffic prevention policies. We believe we are well positioned to benefit from supply path optimization in the long run as a result of our transparency, our pricing tools, which reduce the overall cost of working with us, our broad inventory supply, buyer tools such as traffic shaping, and our brand safety measures. Our SPO positioning was further enhanced by the Merger with Telaria, which operates a leading sell-side video monetization platform built specifically for CTV, with strong research and development capabilities, differentiated technology and premium partner relationships. Following the combination, we offer buyers a single omni-channel partner to reach target audiences across CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types.
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
Impact of Header Bidding

Header bidding is a programmatic technique where publishers offer inventory to multiple ad exchanges, such as Rubicon Project, at the same time and has been rapidly adopted over the last four years. While the rise and rapid adoption of header bidding increased revenue for sellers, it also created new challenges. Managing multiple exchanges on the page is technically complex, and in the early days of header bidding this complexity was exacerbated by the lack of independent technology standards. In 2017, we began to address these issues through our support of Prebid, a free and open source suite of software products designed by advertising community developers to enable publishers to implement header bidding on their websites and from within their apps. Despite Prebid’s adoption by a number of the world’s largest sellers, deploying and customizing it still requires dedicated technical resources. In the second quarter of 2019, we announced the beta program for Demand Manager. Demand Manager helps sellers effectively monetize their advertising inventory through configuration tools and analytics to make it easier to deploy, configure, and optimize Prebid-based header bidding solutions. In October 2019, we acquired RTK.io, a provider of header bidding solutions that has much in common with our Demand Manager product, including a foundation in Prebid. RTK’s technology and team enables Rubicon Project to extend the strategy we introduced with the launch of Demand Manager. We plan to integrate the two solutions to extend our Demand Manager product portfolio and client base, and have added talented header bidding experts and Prebid developers to our team. We believe that adoption of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth. We charge sellers a fee for Demand Manager that is based on all of the sellers’ advertising spending managed through Demand Manager, whether the actual inventory monetization runs through our exchange or otherwise.
Desktop, Mobile, Video and CTV Trends
MAGNA estimates that compound annual growth rates through 2023 for desktop, mobile, and video will be 1%, 22%, and 22%, respectively. Lower industry growth rates in desktop will make growth of desktop revenue more challenging unless we are able to grow market share through SPO or the expansion of additional inventory. Our strategic focus is on growth areas—including CTV, mobile, video, PMPs, audio, Demand Manager, and header bidding—that are expected to represent a majority of our revenue in future periods. However, despite our progress in these growth areas, our traditional desktop display business is expected to continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop display business will continue to have a significant effect on our growth rate until our advertising spend mix has shifted more fully to growth areas. Revenue from our mobile business was $21.0 million during the three months ended March 31, 2020, representing 58% of our total business, and grew 22% compared to the same period in the previous year. Desktop revenue was $15.3 million for the three months ended March 31, 2020, representing 42% of our total business, and stayed flat compared to the same period in the previous year.
On April 1, 2020, we completed the Merger with Telaria, which operates a leading sell-side video monetization platform built specifically for CTV. CTV is a nascent but rapidly growing segment, with the U.S. market expected to grow at an annual compound rate of 19% through 2023 according to eMarketer. The adoption of CTV has disrupted the traditional linear TV distribution model, as eMarketer estimates that approximately 50 million people in the US have cut-the-cord (i.e., canceled a pay TV service and continue without it) as of the end of 2019, with approximately 34% of US households not reachable through traditional TV. This disruption has created new options for consumers and new economic opportunities for content publishers as a number of digital-first and established media brands have launched CTV applications and channels to compete with traditional linear TV. As the number of CTV publishers increases, we believe that viewers will seek to limit the number of paid CTV subscriptions resulting in an increased prevalence of ad supported CTV. Moreover, as the CTV market continues to mature, we believe that a greater percentage of CTV advertising inventory will be sold programmatically, similar to trends that occurred in desktop and mobile. We believe that the combination of our programmatic scale and expertise with Telaria’s leadership in CTV technology and premium partnerships positions us well to take advantage of these trends.
Uncertainty Resulting from Privacy Regulations
Our business is highly susceptible to emerging privacy regulations and oversight. In Europe, data protection authorities have started to clarify certain requirements under the GDPR, but uncertainty remains. Data protection authorities in a number of territories have expressed a desire to focus on the advertising technology ecosystem specifically.
In addition to the GDPR, a number of new privacy regulations will or have already come into effect in 2020. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This regulation imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require the Company to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
Until prevailing compliance practices standardize, the impact of worldwide privacy regulations on our business and, consequently, our revenue could be negatively impacted.
Macro Economic Factors - Novel Coronavirus Pandemic Impact on the Economy and the Business
The novel coronavirus pandemic and resulting global disruptions have affected our business and the businesses of the buyers and sellers with whom we work and have also caused significant volatility in financial markets. Due to the substantial uncertainties associated with the novel coronavirus pandemic, the extent to which the pandemic (and actions taken in response to it by governments, businesses, and individuals) may impact our business in a materially adverse way is currently unknown. In addition to the United States, the Company has personnel and operations in England, Canada, France, Australia, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the outbreak and taken measures to try to contain it. These measures have impacted and may further impact the Company’s workforce and operations, and the operations of our buyers and sellers.
The novel coronavirus pandemic and the responses of governments, individuals and businesses, and the ensuing uncertainty has adversely affected the economies and financial markets of many countries, resulting in an economic downturn, which may continue over the longer term. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where the Company does most of its business, has caused a significant number of advertisers to reduce their advertising budgets, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers overall advertising spending is reduced, the Company’s revenue, and results of operations, cash flows, and financial condition will be adversely impacted. The economic health of our current and prospective buyers also impacts the collectability of our accounts receivable. To the extent we are unable to collect our accounts receivable on a timely basis or if buyers face financial difficulties that result in the delay in payment or non-payment of accounts receivable, our working capital could be adversely impacted. While a significant number of advertisers have reduced their advertising budgets, the amount of ad requests that the Company processes has spiked, as people around the world spend more time at home and in front of internet-connected devices. The increase in ad requests increases the Company’s costs, and our infrastructure may not be capable of processing the increased volume of ad requests.
The novel coronavirus pandemic and responses thereto have caused economic distress and significant volatility and disruption of financial markets. We may utilize a range of financing methods to fund our operations and capital expenditures if needed, and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the novel coronavirus pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
There can be no assurance that any decrease in sales resulting from the novel coronavirus pandemic will be offset by increased sales in subsequent periods, including increases in revenue as a result of the Merger. The full magnitude of the impact of the novel coronavirus pandemic on the Company's business and operations remains uncertain and depends on various factors, including the spread of COVID-19, public health measures, travel and business restrictions, quarantines, shelter-in-place orders, and shutdowns. Refer to Item 1A. Risk Factors for additional information related to this risk factor.
Although we expect the novel coronavirus pandemic to cause temporary headwinds relating to demand challenges, we believe that the pandemic and resulting shelter-in-place orders have the potential to accelerate certain long-term trends that can benefit our business. In particular, because people are spending more time at home, we have seen a large increase in viewership on CTV as viewers look for substitutions for live sports traditionally carried by linear TV. This increase in viewership has the potential to create long-term changes in viewing habits and accelerate the growth of ad-supported CTV. Furthermore, prolonged macroeconomic challenges may lead CTV advertisers and publishers to more readily embrace programmatic advertising as they look to create economic efficiencies and reduce costs. Lastly, we believe that the novel coronavirus pandemic, and the resulting economic downturn, has the potential to accelerate SPO as buyers and publishers seek to work with established, trusted partners during times of uncertainty.
Merger Costs Synergies and Expense Reduction Initiatives
In connection with the Merger with Telaria, which closed on April 1, 2020, the Company previously announced expected annual run rate cost synergies of $15 million to $20 million, with expected areas of synergy to include duplicative public company costs, vendor rationalization, overlapping general and administrative costs, and other operational streamlining.
We currently expect total annual run rate cost reductions from these combined activities to exceed $20 million. As a result of these efforts, we are reducing headcount by approximately 8% of our combined workforce. The headcount reductions will occur primarily in the second quarter of 2020, although timing for some individuals involved in integration and transition activities will occur later in the year. Given the timing in implementing these synergies and the impact of one-time severance and other costs, the majority of the reductions will not be realized until late 2020 but should be fully realized in early 2021.
In addition, given the significant impact resulting from the novel coronavirus pandemic, we are taking additional short-term actions, including compensation reductions, a hiring freeze, deferment of certain capital expenditures; and as expected, will have lower costs from marketing events and travel. We expect that the timing of the temporary reductions will benefit us immediately and remain in place until such time we see a sustainable recovery in revenue.
Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results, together with non-GAAP financial measures, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our marketplace. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations
The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Favorable/(Unfavorable) %
	March 31, 2020	March 31, 2019
	(in thousands)
Revenue	$36,295	$32,416	12%
Expenses (1)(2):
Cost of revenue	14,003	15,116	7%
Sales and marketing	11,426	10,592	(8)%
Technology and development	10,696	9,716	(10)%
General and administrative	10,897	10,280	(6)%
Total expenses	47,022	45,704	(3)%
Loss from operations	(10,727)	(13,288)	19%
Other income, net	(851)	(34)	2,403%
Loss before income taxes	(9,876)	(13,254)	25%
Benefit for income taxes	(201)	(708)	72%
Net loss	$(9,675)	$(12,546)	23%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cost of revenue	$101	$92
Sales and marketing	1,085	1,345
Technology and development	1,183	1,059
General and administrative	1,688	1,873
Total stock-based compensation expense	$4,057	$4,369

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cost of revenue	$7,011	$8,045
Sales and marketing	280	125
Technology and development	100	196
General and administrative	133	274
Total depreciation and amortization expense	$7,524	$8,640

The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	100%	100%
Cost of revenue	39	46
Sales and marketing	31	33
Technology and development	29	30
General and administrative	31	32
Total expenses	130	141
Loss from operations	(30)	(41)
Other income, net	(2)	—
Loss before income taxes	(28)	(41)
Benefit for income taxes	(1)	(2)
Net loss	(27)%	(39)%
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue
Revenue increased $3.9 million, or 12%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our revenue growth was driven primarily by ongoing increases in advertising spend transacted on our platform, particularly audio and mobile ad spend, and to a lesser degree, by increases in take rate, or the fee we earn on advertising spend. Revenue growth rates were negatively impacted in the latter half of March 2020 due to the impact of the novel coronavirus pandemic.
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
As a result of the Merger with Telaria, which was completed on April 1, 2020, we expect revenue to increase in 2020 compared to 2019, specifically related to CTV. However, these increases may be partially or fully offset by reductions in revenue resulting from the economic impact of the novel coronavirus pandemic. There can be no assurance that any decrease in sales resulting from the novel coronavirus pandemic will be offset by increased sales in subsequent periods in the year. Although the full magnitude of the impact of the novel coronavirus pandemic on the combined company’s business and operations remains uncertain, the continued spread of COVID-19, the imposition of related public health measures, and travel and business restrictions will adversely impact the combined company’s forecasted business, financial condition, operating results and cash flows. Refer to Item 1A. Risk Factors for additional information related to this risk factor and the impact it may have on our business.
Cost of Revenue
Cost of revenue decreased $1.1 million or 7% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 mainly due to our continued focus on infrastructure serving efficiency, which resulted in a decrease of $1.0 million in depreciation and amortization and a decrease of $0.5 million in data and bandwidth expenses due to our leverage in contract pricing as a result of our increased scale.
We expect cost of revenue to be higher in 2020 compared to 2019 in absolute dollars due to the Merger with Telaria in addition to increased expenses as we continue to expand select data center operations to cloud service providers to accelerate innovation and gain efficiencies, and to support the growth of our business. These increases will be partially offset by a decrease in cost of revenue in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.

Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses increased $0.8 million, or 8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in personnel costs and professional services.
We expect sales and marketing expenses to increase in 2020 compared to 2019 in absolute dollars as a result of the Merger with Telaria. These increases will be partially offset by a decrease in sales and marketing expenses in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
Sales and marketing expense may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses increased by $1.0 million, or 10%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to an increase of $0.9 million in personnel costs.
We expect technology and development expense to continue to increase in 2020 compared to 2019 in absolute dollars as a result of the Merger with Telaria. These increases will be partially offset by a decrease in technology and development expenses in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
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
General and Administrative
General and administrative expenses increased by $0.6 million, or 6%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase is primarily due to increase of $1.6 million in professional services mainly associated with the Merger with Telaria, which was completed on April 1, 2020. The increase was partially offset by a decrease of $0.8 million related to bad debt.
We expect general and administrative expenses to continue to increase in 2020 compared to 2019 in absolute dollars as a result of the Merger with Telaria. These increases will be partially offset by a decrease in general and administrative expenses in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Other Income, Net

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Interest income, net	$(144)	$(193)
Other income	(9)	(142)
Foreign exchange (gain) loss, net	(698)	301
Total other income, net	$(851)	$(34)
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three months ended March 31, 2020, the net foreign exchange gain was primarily attributable to the currency movements between the British Pound and the European Euro relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The tax benefit for the three months ended March 31, 2020 is primarily the result of the domestic valuation allowance, the tax liability associated with the foreign subsidiaries, and foreign stock-based compensation activity.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At March 31, 2020, we had cash and cash equivalents of $71.3 million, of which $15.7 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality.
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
At March 31, 2020, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. See Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding the Loan Agreement.
We believe our existing cash and cash equivalents and investment balances will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Some buyers have been demanding longer terms to pay us later and some sellers have been demanding shorter terms to collect from us earlier. These demands may become more pronounced given the current economic environment, and we may be required to accept these demands given the competitive nature of our business. If this occurs, more of our cash will be required to fund our payment cycle and therefore not be available for other uses. Some buyers have also began experiencing financial difficulty and have been forced into filing for bankruptcy protection, and we may be forced to pay sellers even if we are unable to collect from buyers. These challenges will be exacerbated by the novel coronavirus pandemic and resulting economic impact, as we expect more buyers to experience financial difficulties. Our future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the novel coronavirus pandemic and its impact on buyers and sellers and the factors and those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Form 10-Q.
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
Given the current economic environment, mainly impacted by COVID-19 worldwide, our liquidity may be severely impacted as we may need additional time to collect from buyers, which will impact our ability to pay sellers. If this continues, more of our cash will be required to fund our payment cycle and therefore not available for other uses. Some buyers have also began experiencing financial difficulty and have been forced into filing for bankruptcy protection, and we may be forced to pay sellers even if we are delayed in collecting or unable to collect from buyers.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. Due to the economic uncertainty caused by the novel coronavirus pandemic, the debt and equity markets have become less predictable and obtaining financing on favorable terms and at favorable rates has become more difficult.
An inability to raise additional capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cash flows used in operating activities	$(5,233)	$(3,452)
Cash flows (used in) provided by investing activities	(4,611)	5,260
Cash flows used in financing activities	(7,462)	(1,584)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(299)	38
Change in cash, cash equivalents and restricted cash	$(17,605)	$262
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
For the three months ended March 31, 2020, net cash used in operating activities was $5.2 million compared to net cash used in operating activities of $3.5 million for the three months ended March 31, 2019. Our operating activities included our net losses of $9.7 million and $12.5 million for the three months ended March 31, 2020 and 2019, respectively, which were offset by non-cash adjustments of $10.7 million and $12.9 million, respectively. In the first three months of 2020, cash used in operating activities was increased by a net decrease in our working capital of $6.2 million. Net cash used in operating activities for the first three months of 2019 was increased by a net decrease in our working capital of $3.8 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses and working capital needs.
Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. We anticipate investment in internal use software development to slightly increase compared past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to slightly increase compared to 2019. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of this year compared to the first half of the year.
During the three months ended March 31, 2020 and 2019, our investing activities used net cash of $4.6 million and provided net cash of $5.3 million, respectively. During the three months ended March 31, 2020 and 2019, we used cash for purchases of property and equipment of $2.3 million and $0.1 million, respectively, and used cash for investments in our internally developed software of $2.3 million and $2.1 million, respectively. For the three months ended March 31, 2019, we had cash inflows from net maturities of investments in available-for-sale securities of $7.5 million.
Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the three months ended March 31, 2020 and 2019, we used net cash of $7.5 million and $1.6 million, respectively, for financing activities. Cash outflows from financing activities for the three months ended March 31, 2020 and 2019 included payments of $7.5 million and $1.8 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2020 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and operating lease agreements including data centers that expire at various times through 2030. At March 31, 2020, expected future commitments relating to operating leases associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet were $23.5 million. See Note 10 of "Notes to Condensed Consolidated Financial Statements" for our lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. We received immaterial rental income from subleases during the three months ended March 31, 2020 and 2019.
There were no significant changes to our unrecognized tax benefits in the three months ended March 31, 2020 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2020.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2020.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) internal-use software development costs, (iii) intangible asset impairment analysis, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, and inflation risks. The risks below may be further exacerbated by the effects of COVID-19 on global macroeconomic and market conditions.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at March 31, 2020. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds, Euros and Australian Dollars. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2020, including intercompany balances, would result in a foreign currency loss of approximately $0.6 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2020. However, based on our knowledge as of March 31, 2020, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.

Between February 5 and March 16, 2020, nine lawsuits were filed by purported stockholders of Telaria in connection with the merger with The Rubicon Project, Inc. (the "Merger"). Two lawsuits were brought as putative class actions (captioned Sabatini v. Telaria, Inc., et al. and Carter v. Telaria, Inc., et al). Seven lawsuits were brought by the plaintiffs individually (captioned Stein v. Telaria, Inc., et al; Lin v. Telaria, Inc. et al; Melool v. Telaria, Inc., et al; Robinson v. Telaria, Inc., et al; Wu v. Telaria, Inc., et al; Yang v. Telaria, Inc., et al; and Corthell v Telaria, Inc. et al (collectively, the “Complaints”)). The Complaints name as defendants Telaria and each member of its Board of Directors. The Sabatini complaint additionally names the Rubicon Project, Inc. (the “Rubicon Project”) and Madison Merger Corp. ("Merger Sub") as defendants. The Complaints allege violations of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Sabatini complaint additionally alleges a claim under Section 20(a) of the Exchange Act against Rubicon Project and Merger Sub. The Stein and Carter complaints additionally allege a violation of 17 C.F.R. § 244.100 against all defendants. The plaintiffs contend that Telaria’s Definitive Proxy Statement omitted or misrepresented material information regarding the Merger. The Complaints seek injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Lin and Sabatini complaints also seek dissemination of a proxy statement that discloses certain information requested by those plaintiffs. On March 23, 2020, Telaria and Rubicon Project filed supplemental disclosures to its Definitive Proxy Statement, mooting the Complaints. On March 24, 2020, plaintiffs in the Lin, Carter, Robinson, and Stein actions voluntarily dismissed their respective cases. On March 30, 2020, Telaria held a special meeting of its stockholders, at which Telaria’s stockholders approved the Merger. On April 20, 2020, plaintiff in the Sabatini action voluntarily dismissed his case. We believe the claims asserted in the remaining Complaints are without merit.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.

The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The following disclosures do not address all risks that may be important to you as a Rubicon Project stockholder.

The recent novel coronavirus pandemic and spread of COVID-19 may have material adverse effects on the combined company’s business, financial position, results of operations and/or cash flows.

Each of Rubicon Project’s and Telaria’s business has been impacted and may be materially adversely impacted by the effects of the novel coronavirus pandemic and spread of COVID-19. The strain of the coronavirus identified in China in late 2019 has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. In addition to the United States, the combined company will have personnel and operations in England, Canada, France, Australia, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the outbreak and taken measures to try to contain it. These measures have impacted and may further impact the combined company’s workforce and operations, and the operations of the combined company’s sellers and buyers.

The novel coronavirus pandemic will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where the combined company conducts most of its business, has caused advertisers to significantly reduce their advertising budgets. The combined company’s business depends on the overall demand for advertising and on the economic health of Rubicon Project’s and Telaria’s current and prospective sellers and buyers. As a result of advertisers significantly reducing their overall advertising spending, the combined company’s revenue and results of operations has been directly affected. In addition, because people around the world are spending more time at home and in front of internet-connected devices, the amount of ad requests that each of Rubicon Project and Telaria process has spiked, and the combined company’s infrastructure may not be capable of processing the increased volume of ad requests at cost-efficient levels.

There can be no assurance that any decrease in sales resulting from the novel coronavirus pandemic and responses of governments, individuals, and businesses will be offset by increased sales in subsequent periods. The degree to which the novel coronavirus pandemic and responses thereto impacts the combined company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although the full magnitude of the impact of the novel coronavirus pandemic on the combined company’s business and operations remains uncertain, the spread of COVID-19 and the imposition of related public health measures and travel and business restrictions will adversely impact the combined company’s forecasted business, financial condition, operating results and cash flows.

In addition, additional or unforeseen effects from the novel coronavirus pandemic and the resulting economic distress could implicate or amplify many of the other risks discussed herein and in Part II, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

We rely on technological intermediaries such as DSPs to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. These risks will be heightened as a result of the novel coronavirus pandemic and resulting economic downturn.

Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required or choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Some buyers have experienced financial difficulty and have sought to slow their payments to us or been forced into filing for bankruptcy protection. These challenges will be exacerbated by the novel coronavirus pandemic and resulting economic impact, as we expect more buyers to experience financial difficulties. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.

If CTV advertising spend grows more slowly than we expect our operating results and growth prospects could be harmed.

The growth of our platform is dependent, in part, on the continued growth in CTV advertising spend. Growth in the CTV advertising market is dependent on a number of factors, including the pace of cord-cutting (the replacement of tradition cable or broadcast TV for digital), the continued proliferation of digital content and CTV providers, the adoption of ad-supported models by CTV publishers in lieu of, or in addition to, subscription models, and an acceleration in the shift of ad dollars from traditional linear TV to CTV to keep pace with changing viewership habits. If the market for ad-supported CTV develops more slowly than we expect or fails to develop as a result of these or other factors, our operating results and growth prospects could be harmed.

If CTV publishers fail to adopt programmatic advertising solutions, or adopt such solutions more slowly that we expect, our operating and growth prospects could be harmed.

As online video advertising has continued to scale and evolve, the amount of online video advertising being bought and sold programmatically has increased dramatically. Despite the opportunities created by programmatic advertising, CTV publishers have been slower to adopt programmatic solutions compared to desktop and mobile video publishers. Many CTV publishers have backgrounds in cable or broadcast television and have limited experience with digital advertising, and in particular programmatic advertising. For these publishers, it is extremely important to protect the quality of the viewer experience to maintain brand goodwill and ensure that online advertising efforts do not create sales channel conflicts or otherwise detract from their direct sales force. In this regard, programmatic advertising presents a number of potential challenges, including the ability to ensure that ads are brand safe, comply with business rules around competitive separation, are not overly repetitive, are played at the appropriate volume and do not cause delays in load-time of content. Our platform was designed to address these challenges and we have invested significant time and resources cultivating relationships with CTV publishers to establish best practices and evangelize the benefits of programmatic CTV.

While we believe that programmatic advertising will continue to grow as a percentage of overall CTV advertising, there can be no assurances that CTV publishers will adopt programmatic solutions or the speed at which they may adopt such solutions. Any such failure or delay in adoption could negatively impact our finance results and growth prospects.

We may not be able to maintain or increase access to the CTV advertising inventory monetized through platform on terms acceptable to us.

Our success requires us to maintain and expand our access to premium video advertising inventory. We do not own or control the video ad inventory upon which our business depends and do not own or create content. Publishers are generally not required to offer a specified level of inventory on our platform, and we cannot be assured that any publisher will continue to make their ad inventory available on our platform. Publishers may seek to change the terms on which they offer inventory on our platform, including with respect to pricing, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms. Furthermore, publishers may enter into exclusive relationships with our competitors, which preclude us from offering their inventory.

These risks are particularly pronounced with CTV publishers. CTV inventory is highly sought after, and unlike desktop or mobile advertising, which may come from disparate sources, CTV inventory tends to be concentrated on a smaller number of larger publishers that enjoy significant negotiating leverage. This dynamic has been exacerbated by consolidation in the industry, as a number of digital-first CTV publishers have been acquired by larger established television and media brands. In some instances, consolidation may result in the loss of business with an existing client. For example, if an acquiror has a preferred relationship with one of our competitors or has a proprietary solution. As a result of this concentration, the loss of a CTV client may result in a significant decrease in the amount of CTV inventory available through our platform. Any decrease in our ability to access CTV inventory could negatively impact our results, as we view CTV revenue as a key differentiator and driver for our growth.

There are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
We currently have no publicly announced repurchase plan or program.
Upon vesting of most restricted stock units or stock awards, we are required to deposit statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock. During the three months ended March 31, 2020, the Company repurchased 716,372 shares of common stock.

Item 6. Exhibits

Number	Description

3.1
Second Amended and Restated Bylaws of The Rubicon Project, Inc., dated April 1, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 1, 2020).

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
Date May 6, 2020