Form 10-Q
period 2020-06-30
MAGNITE, INC.
filed 2020-08-10
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-36384
__________________
MAGNITE, INC.
(Exact name of registrant as specified in its charter)
 __________________

Delaware			20-8881738
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

12181 Bluff Creek Drive,	4th Floor	Los Angeles,	CA
90094
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
	(310)	207-0272
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	MGNI	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2020
Common Stock, $0.00001 par value	110,250,959

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$107,490	$88,888
Accounts receivable, net	292,433	217,571
Prepaid expenses and other current assets	10,265	6,591
TOTAL CURRENT ASSETS	410,188	313,050
Property and equipment, net	19,704	23,667
Right-of-use lease asset	43,814	21,491
Internal use software development costs, net	17,256	16,053
Intangible assets, net	104,953	11,386
Other assets, non-current	3,403	2,103
Goodwill	157,804	7,370
TOTAL ASSETS	$757,122	$395,120
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$347,432	$259,439
Lease liabilities, current	12,030	7,282
Other current liabilities	2,881	778
TOTAL CURRENT LIABILITIES	362,343	267,499
Lease liabilities, non-current	34,598	15,231
Other liabilities, non-current	2,710	454
TOTAL LIABILITIES	399,651	283,184
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2020 and December 31, 2019; 109,861 and 53,888 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	749,959	453,064
Accumulated other comprehensive loss	(2,603)	(45)
Accumulated deficit	(389,887)	(341,084)
TOTAL STOCKHOLDERS' EQUITY	357,471	111,936
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$757,122	$395,120

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$42,348	$37,870	$78,643	$70,286
Expenses:
Cost of revenue	21,545	15,085	35,548	30,201
Sales and marketing	20,029	11,519	31,298	22,111
Technology and development	13,063	9,839	23,756	19,555
General and administrative	15,780	10,027	24,907	20,307
Merger and restructuring costs	12,493	—	14,423	—
Total expenses	82,910	46,470	129,932	92,174
Loss from operations	(40,562)	(8,600)	(51,289)	(21,888)
Other (income) expense:
Interest (income) expense, net	2	(214)	(142)	(407)
Other income	(1,284)	(46)	(1,293)	(188)
Foreign exchange (gain) loss, net	(440)	(143)	(1,138)	158
Total other income, net	(1,722)	(403)	(2,573)	(437)
Loss before income taxes	(38,840)	(8,197)	(48,716)	(21,451)
Provision (benefit) for income taxes	288	84	87	(624)
Net loss	$(39,128)	$(8,281)	$(48,803)	$(20,827)
Net loss per share:
Basic and Diluted	$(0.36)	$(0.16)	$(0.60)	$(0.40)
Weighted average shares used to compute net loss per share:
Basic and Diluted	108,530	52,358	81,698	51,969

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(39,128)	$(8,281)	$(48,803)	$(20,827)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	2
Foreign currency translation adjustments	(1,769)	(128)	(2,558)	(36)
Other comprehensive loss	(1,769)	(128)	(2,558)	(34)
Comprehensive loss	$(40,897)	$(8,409)	$(51,361)	$(20,861)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	76	—	251	—	—	251
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,171	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive income	—	—	—	94	—	94
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at March 31, 2019	51,765	$1	$436,807	$(165)	$(328,152)	$108,491
Exercise of common stock options	79	—	132	—	—	132
Restricted stock awards, net	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	118	—	477	—	—	477
Issuance of common stock related to RSU vesting	1,022	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	4,949	—	—	4,949
Other comprehensive income	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(8,281)	(8,281)
Balance at Balance at June 30, 2019	52,984	$1	$442,353	$(293)	$(336,433)	$105,628

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	$111,936
Exercise of common stock options	27	—	23		—	23
Restricted stock awards, net	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,861	—	—	—	—	—
Shares withheld related to net share settlement	(716)	—	(7,485)	—	—	(7,485)
Stock-based compensation	—	—	4,218	—	—	4,218
Other comprehensive loss	—	—	—	(789)	—	(789)
Net loss	—	—	—	—	(9,675)	(9,675)
Balance at March 31, 2020	55,060	$1	$449,820	$(834)	$(350,759)	$98,228
Exercise of common stock options	746	—	2,276	—	—	2,276
Issuance of common stock related to employee stock purchase plan	159	—	693	—	—	693
Issuance of common stock related to RSU vesting	1,904	—	—	—	—	—
Shares withheld related to net share settlement	(107)	—	(349)	—	—	(349)
Issuance of common stock associated with the Merger	52,099	1	275,772	—	—	275,773
Exchange of stock options and RSU related to Merger	—	—	11,646	—	—	11,646
Stock-based compensation	—	—	10,101	—	—	10,101
Other comprehensive loss	—	—	—	(1,769)	—	(1,769)
Net loss	—	—	—	—	(39,128)	(39,128)
Balance at Balance at June 30, 2020	109,861	2	749,959	(2,603)	(389,887)	357,471

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES:
Net loss	$(48,803)	$(20,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,081	16,814
Stock-based compensation	13,948	9,164
(Gain) loss on disposal of property and equipment	(12)	16
Provision for doubtful accounts	44	966
Accretion of available-for-sale securities	—	24
Non-cash lease expense	(232)	(379)
Unrealized foreign currency gains, net	(2,296)	777
Deferred income taxes	361	(752)
Changes in operating assets and liabilities:
Accounts receivable	73,728	26,831
Prepaid expenses and other assets	8,716	593
Accounts payable and accrued expenses	(83,193)	(27,567)
Other liabilities	(5,838)	(127)
Net cash (used in) provided by operating activities	(21,496)	5,533
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,420)	(2,212)
Capitalized internal use software development costs	(4,718)	(4,160)
Cash, cash equivalents and restricted cash acquired in Merger	54,595	—
Maturities of available-for-sale securities	—	7,500
Net cash provided by investing activities	46,457	1,128
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,299	383
Proceeds from issuance of common stock under employee stock purchase plan	693	477
Taxes paid related to net share settlement	(7,834)	(1,847)
Net cash used in financing activities	(4,842)	(987)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(265)	(15)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19,854	5,659
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	88,888	80,452
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$108,742	$86,111
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$306	$145
Cash paid for interest	$34	$25
Capitalized assets financed by accounts payable and accrued expenses	$56	$118
Capitalized stock-based compensation	$371	$299
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$162	$3,237
Change in restricted cash	$1,252	$—
Common stock and options issued for merger	$287,418	$—
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc., ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed and began operations in April 2007. On April 1, 2020, Magnite completed a stock-for-stock merger ("Merger") with Telaria, Inc., ("Telaria"), a leading provider of connected television ("CTV") technology. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types.
On June 8, 2020, the Company voluntarily delisted its common stock from the New York Stock Exchange ("NYSE") and commenced listing on The Nasdaq Global Select Market of The Nasdaq Stock Market LLC ("Nasdaq"). On June 30, 2020, the Company changed its name from "The Rubicon Project, Inc." to "Magnite, Inc." In connection with the name change, the Company also changed its ticker symbol from "RUBI" to "MGNI." Magnite has its principal offices in Los Angeles, New York City, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. The Company’s platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications, CTV channels, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading publishers of websites, CTV channels, mobile applications, and buyers of digital advertising inventory.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2020, or for any future year.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, this includes amounts reclassified during the six months ended June 30, 2020 to conform to the current presentation for the three months ended June 30, 2020 in the condensed consolidated statements of operations related to merger and restructuring costs.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the outbreak, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, as discussed in more detail within Part II, Item 2: "Management's Discussion and Analysis" and Part II, Item 1A: "Risk Factors." During the six months ended June 30, 2020, this uncertainty resulted in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2020, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
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
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures, but does not anticipate it will have a material impact.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(39,128)	$(8,281)	$(48,803)	$(20,827)
Weighted-average common shares outstanding	108,530	52,369	81,698	52,004
Weighted-average unvested restricted stock	—	(11)	—	(35)
Weighted-average common shares outstanding used to compute net loss per share	108,530	52,358	81,698	51,969
Basic and diluted net loss per share	$(0.36)	$(0.16)	$(0.60)	$(0.40)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Options to purchase common stock	1,999	605	1,619	559
Unvested restricted stock awards	1	5	1	24
Unvested restricted stock units	3,805	3,818	3,892	3,282
Unvested performance stock units	5	—	3	—
ESPP	30	28	45	28
Total shares excluded from net loss per share	5,840	4,456	5,560	3,893
Note 3—Revenues
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. The Company also generates revenue from the fee it charges clients for use of its Demand Manager product, which generally is a percentage of the client's advertising spending. The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company’s platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.
For substantially all transactions on the Company's platform, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. However, for certain transactions related to revenue streams acquired in connection with the Merger with Telaria, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions. For the three months ended June 30, 2020, revenue reported on a gross basis was less than 2% of total revenue.
The following table presents our revenue by channel for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	(in thousands, except percentages)
Channel:
CTV	$7,919	19%	$—	—%	$7,919	10%	$—	—%
Desktop	15,271	36	16,588	44	30,567	39	31,809	45
Mobile	19,158	45	21,282	56	40,157	51	38,477	55
Total	$42,348	100%	$37,870	100%	$78,643	100%	$70,286	100%
        The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
United States	$30,587	$25,790	$56,120	$47,276
International	11,761	12,080	22,523	23,010
Total	$42,348	$37,870	$78,643	$70,286
Payment terms are specified in agreements between the Company and the buyers and sellers on its platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy-five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the Company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (see Note 5). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
At June 30, 2020, two buyers accounted for 37% and 10%, respectively, of consolidated accounts receivable. At December 31, 2019, two buyers accounted for 23% and 17%, respectively, of consolidated accounts receivable.
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $4.7 million at June 30, 2020, and $3.4 million at December 31, 2019. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.2 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Allowance for doubtful accounts, Beginning Balance	$3,080	$4,530	$3,400	$1,340
Allowance for doubtful accounts, Merger-assumed	1,033	—	1,033	—
Write-offs	(1,156)	(3,177)	(1,896)	(3,207)
Provision for expected credit losses	1,715	367	2,128	3,587
Recoveries of previous write-offs	—	—	7	—
Allowance for doubtful accounts, June 30	$4,672	$1,720	$4,672	$1,720
During the three and six months ended June 30, 2020, the provision for expected credit losses associated with accounts receivable of $1.7 million and $2.1 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.7 million and $2.1 million, respectively, which resulted in an insignificant amount of bad debt expense during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the provision for expected credit losses associated with accounts receivable of $0.4 million and $3.6 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.2 million and $2.6 million, which resulted in bad debt expense during the period of $0.2 million and $1.0 million, respectively.
Note 4—Fair Value Measurements
Recurring Fair Value Measurements
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2020:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$3,541	$3,541	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2019:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,501	$13,501	$—	$—
At June 30, 2020 and December 31, 2019, cash equivalents of $3.5 million and $13.5 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.

Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accounts payable—seller	$329,815	$247,891
Accounts payable—trade	7,850	4,822
Accrued employee-related payables	9,767	6,726
Total	$347,432	$259,439

Restricted cash was $1.3 million at June 30, 2020, which is included in the ending balance of cash, cash equivalents and cash in the condensed consolidated statement of cash flows for the six months ended June 30, 2020. Restricted cash of $0.3 million was included within prepaid and other current assets and $1.0 million was included within other assets, non-current. There was no restricted cash at December 31, 2019.
Note 6—Goodwill and Intangible Assets
The Company's goodwill balance as of June 30, 2020 and December 31, 2019 was $157.8 million and $7.4 million, respectively. The increase during the three and six months ended June 30, 2020 was a result of the merger with Telaria (Note 7).

The Company’s intangible assets as of June 30, 2020 and December 31, 2019 included the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Amortizable intangible assets:
Developed technology	$77,158	$19,658
Customer relationships	37,450	1,650
In-process research and development	8,230	—
Backlog	920	—
Non-compete agreements	70	70
Trademarks	200	20
Total identifiable intangible assets, gross	124,028	21,398
Accumulated amortization—intangible assets:
Developed technology	(14,390)	(9,823)
Customer relationships	(4,154)	(162)
In-process research and development	—	—
Backlog	(307)	—
Non-compete agreements	(24)	(7)
Trademarks	(200)	(20)
Total accumulated amortization—intangible assets	(19,075)	(10,012)
Total identifiable intangible assets, net	$104,953	$11,386

Amortization of intangible assets for the three months ended June 30, 2020 and 2019 was $8.0 million and $0.8 million, respectively, and $9.1 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2020:

Fiscal Year	Amount
(in thousands)
Remaining 2020	$15,644
2021	30,772
2022	26,132
2023	13,881
2024	13,697
Thereafter	4,827
Total	$104,953

Due to the economic impact associated with the COVID-19 pandemic, the Company performed a qualitative assessment of its long-lived assets and goodwill and concluded based on the Company's assessment of current market capitalization, adequate cash position, and expected future results, that there were no impairment indicators as of June 30, 2020 that would indicate impairment of its long-lived assets, including fixed assets, intangibles, and internal use capitalized software costs, and goodwill.

Note 7—Business Combinations
On April 1, 2020, (the "Acquisition Date"), the Company completed the Merger with Telaria. Upon completion of the Merger, each share of Telaria common stock issued and outstanding was converted into 1.082 shares of Magnite common stock. As a result, the Company issued 52,098,945 shares of Magnite common stock. In connection with the Merger, Magnite also assumed Telaria’s 2013 Equity Incentive Plan, as amended; 2008 Stock Plan, as amended; and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended.
As of the Acquisition Date, former holders of Telaria common stock owned approximately 48% and pre-merger holders of Magnite common stock owned approximately 52% of the common stock of the combined company on a fully diluted basis.
The Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, referred to as ASC 805, Business Combinations. Magnite management determined that Magnite was the acquiror for financial accounting purposes. In identifying Magnite as the accounting acquiror, management considered the structure of the transaction and other actions contemplated by the merger agreement, relative outstanding share ownership and market values, the composition of the combined company’s board of directors, the relative size of Magnite and Telaria, and the designation of certain senior management positions of the combined company.
In accordance with ASC 805, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the Acquisition Date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually. All intangible assets and goodwill will be tested for impairment when certain indicators are present. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies.
Management's purchase price allocation is preliminary and subject to change pending finalization of the valuation, including finalization of tax attributes and tax related liabilities. Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired deferred tax asset ("DTA") valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the Company will record the offset to goodwill. The Company records all other changes to DTA valuation allowances and liabilities related to uncertain tax positions in current- period income tax expense.
For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in the unaudited condensed combined financial information, the Company has applied the guidance in ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.
As part of the Merger, existing outstanding restricted stock units of Telaria common stock and stock options to purchase common stock of Telaria were exchanged for 1.082 restricted stock units of the Company and options to purchase the Company's common stock, respectively. The fair value of stock options exchanged on the date of the Merger attributable to pre-acquisition services was recorded as purchase consideration. The fair value of the restricted stock units and stock options exchanged on the date of the Merger attributable to post-acquisition services will be recorded as additional stock-based compensation expense in the Company's consolidated statements of operations over their remaining requisite service (vesting) periods.
The following table summarizes the total purchase consideration (in thousands):

Shares of Magnite common stock	$274,604
Fair value of stock-based awards exchanged	11,646
Acceleration of single trigger equity awards, converted	1,168
Total purchase consideration	$287,418

The purchase consideration for the acquisition included 52,008,316 shares of the Company's common stock with a fair value of approximately $274.6 million, based on the Company's stock price as reported on the NYSE on the Acquisition Date. The fair value of stock options and restricted stock units exchanged on the Acquisition Date attributable to pre-acquisition services of approximately $10.4 million and $1.2 million, respectively, have been recorded as purchase consideration. In addition, the Company recorded additional purchase consideration associated with acceleration of 90,629 shares of common stock issued associated with single-trigger equity awards in the amount of $1.2 million.
The fair value of stock options and restricted stock units exchanged on the Acquisition Date attributable to post-acquisition services of $4.7 million and $12.2 million, respectively, will be recorded as additional stock-based compensation expense on the Company's consolidated statement of operations over their remaining requisite service (vesting) periods.
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below:

Cash and cash equivalents	$51,848
Accounts receivable, net	150,924
Prepaid expenses and other current assets	3,190
Property and equipment, net	1,814
Right-of-use lease asset	26,627
Intangible assets	102,650
Restricted cash	2,747
Other assets, non-current	9,628
Deferred tax assets, non-current	103
Goodwill	150,434
Total assets acquired	$499,965
Accounts payable and accrued expenses	173,643
Lease liabilities - current portion	5,322
Deferred revenue	11
Other current liabilities	9,624
Lease liabilities - non-current portion	23,323
Other liabilities, non-current	624
Total liabilities assumed	212,547
Total purchase price	$287,418

The Company believes the amount of goodwill resulting from the purchase price allocation is primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill has become impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The goodwill generated in the Merger is not tax deductible.
The following table summarizes the components of the intangible assets and estimated useful lives (dollars in thousands):

		Estimated Useful Life
Technology	$57,500	5 years
In-process research and development	8,230	4.7 years*
Customer relationships	35,800	2.5 years
Backlog	920	0.75 years
Trademarks	200	0.25 years
Total intangible assets acquired	$102,650
* In-process research and development consists of two projects with a weighted-average useful life of 4.7 years. Amortization begins once associated projects are completed and it is determined the projects have alternative future use.

The intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, backlog, and trademarks is included in sales and marketing expenses in the condensed consolidated statement of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the consolidated statement of operations. The intangible assets generated in the Merger are not tax deductible.
As such, as part of the Merger, deferred tax liabilities of $23.9 million were established related to the acquired intangible assets, which were fully offset by the estimated income tax effect of the partial release of Telaria's valuation allowance. The deferred tax liability was calculated based on an estimated combined tax rate of 23.3%.
The Company recognized approximately $12.5 million and $14.4 million of acquisition related costs during the three and six months ended June 30, 2020, respectively (Note 8). In addition, as part of the Merger, the Company acquired Telaria's U.S. federal NOLs of approximately $126.2 million and state NOLs of approximately $128.0 million. Pursuant to Section 382 of the Internal Revenue Code, Telaria, Inc. underwent an ownership change for tax purposes. As a result, the use of the NOLs will be subject to annual 382 use limitations. The Company believes the ownership change will not impact the Company's ability to utilize substantially all of the NOLs to the extent it generates taxable income that can be offset by such losses.
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if Telaria had been merged with the Company as of January 1, 2019. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed. The pro forma results do not include any anticipated cost synergies or other effects of the integration merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)	(in thousands)
Pro Forma Revenue	$56,086	$93,304	$102,124
Pro Forma Net Loss	$9,765	$67,801	$26,644
Pro forma net loss per share	$0.10	$0.63	$0.25

During the three months ended June 30, 2020, post-Merger revenue on a stand-alone basis for Telaria was $13.1 million. During the three months ended June 30, 2020, due to the process of integrating the operations of Telaria into the operations of the Company, the determination of Telaria's post-Merger operating results on a standalone basis were impracticable.

Note 8—Merger and Restructuring Costs
Merger and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Merger and resulting restructuring activities.
The following table summarizes merger and restructuring cost activity (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(in thousands)	(in thousands)
Professional Service (investment banking advisory, legal and other professional services)	$6,754	$8,581
Personnel related (severance and one-time termination benefit costs)	4,539	4,642
Non-cash stock-based compensation (double-trigger acceleration and severance)	1,200	1,200
Total merger and restructuring costs	$12,493	$14,423

Accrued restructuring costs related to the Merger were $5.1 million at June 30, 2020. Accrued restructuring costs are included within other liabilities on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued merger and restructuring costs at December 31, 2019	$—
Restructuring costs, personnel related and non-cash stock-based compensation	5,842
Restructuring costs, Merger assumed loss contracts	3,592
Cash paid for restructuring costs	(3,171)
Non-cash stock-based compensation	(1,200)
Accrued merger and restructuring costs at June 30, 2020	$5,063

Note 9—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically with approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter, but with certain retention grants vesting 50% on each of the first and second anniversaries of the grant date. Restricted stock units granted in 2020 have approximately 25% of the award vesting after approximately one year of service and the remainder vesting quarterly thereafter. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan or award agreement. An aggregate of 9,665,082 shares remained available for future grants at June 30, 2020 under the plans.

Stock Options
A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2019	4,262	$6.82
Granted	1,098	$5.28
Options assumed in Merger	4,998	$3.80
Exercised	(773)	$2.98
Expired	(92)	$12.83
Forfeited	(113)	$4.97
Outstanding at June 30, 2020	9,380	$5.31	5.63 years	$20,392
Exercisable at June 30, 2020	5,954	$5.59	4.00 years	$13,758
The total intrinsic values of options exercised during the six months ended June 30, 2020 was $3.4 million. At June 30, 2020, the Company had unrecognized employee stock-based compensation expense relating to unvested stock options of approximately $9.3 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total fair value of options vested during the six months ended June 30, 2020 was $1.7 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted and assumed during the six months ended June 30, 2020 was $3.17 per share. The grant date fair value of options granted during the six months ended June 30, 2020, was $3.20 per share and the fair value of options assumed in the Merger was $3.16 per share.
The weighted-average input assumptions used by the Company were as follows for options granted during the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expected term (in years)	6.3	N/A	6.3	6.1
Risk-free interest rate	0.46%	N/A	0.46%	2.51%
Expected volatility	67%	N/A	67%	60%
Dividend yield	—%	N/A	—%	—%
Restricted Stock Awards
A summary of RSA activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested shares of restricted stock awards outstanding at December 31, 2019	2	$13.49
Granted	—	$—
Canceled	—	$—
Vested	(2)	$13.49
Unvested shares of restricted stock awards outstanding at June 30, 2020	—	$—
There is no unrecognized stock-based compensation expense for RSAs at June 30, 2020 as they were fully vested.

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock units outstanding at December 31, 2019	8,077	$4.46
Granted	4,466	$5.33
Restricted stock units assumed in Merger	2,416	$5.40
Canceled	(605)	$5.07
Vested	(3,765)	$4.05
Unvested restricted stock units outstanding at June 30, 2020	10,589	$5.15
The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2020 was $5.33. The aggregate fair value of RSUs that vested during the six months ended June 30, 2020 was $29.7 million. At June 30, 2020, the intrinsic value of unvested RSUs was $70.6 million. At June 30, 2020, the Company had unrecognized stock-based compensation expense relating to unvested RSUs of approximately $47.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Performance Stock Units
In April 2020, the Company granted the Company's CEO 146,341 restricted stock units that vest based on certain stock price performance metrics with a fair value of $0.9 million. The grant date fair value per share of restricted stock was $6.15, which was estimated using a Monte-Carlo lattice model. During the three and six months ended June 30, 2020, the Company recognized $0.1 million of stock-based compensation related to these performance stock units based on a performance measurement of 65.9%. At June 30, 2020, the Company had unrecognized employee stock-based compensation expense of approximately $0.8 million, which is expected to be recognized over the remaining 2.75 years. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date. The compensation expense will not be reversed if the performance metrics are not met.
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
As of June 30, 2020, the Company has reserved 2,271,459 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Cost of revenue	$189	$106	$290	$198
Sales and marketing	2,534	1,459	3,619	2,804
Technology and development	2,225	1,166	3,408	2,225
General and administrative	3,743	2,064	5,431	3,937
Restructuring and other exit costs	1,200	—	1,200	—
Total stock-based compensation expense	$9,891	$4,795	$13,948	$9,164

Note 10—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded income tax expense of $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and an income tax expense of $0.1 million and benefit of $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The tax expense for the three and six months ended June 30, 2020 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), in response to the COVID-19 pandemic. The CARES Act is meant to infuse negatively affected companies with various tax cash benefits to ease the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, and net operating loss carryback periods. The Company has determined the tax implications of the CARES Act will not be material. To date the Company has not taken advantage of any relief under the Cares Act. In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures that could impact our tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures globally.
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
Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. The 2017 US Income Tax Return for Telaria, Inc. is under examination by the IRS. The audit is in a preliminary phase and there have been no issues identified through the period ending June 30, 2020. For Canada, the Netherlands, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2018 forward are open for examination, for Singapore 2017 and forward are open for examination, for Brazil, New Zealand, and Malaysia 2016 and forward are open for examination, for Australia and Germany 2015 and forward are open for examination, and for Japan 2014 and forward remain open for examination.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the Merger. As a result, the use of our total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual 382 use limitations. We believe that the ownership change will not impact our ability to utilize substantially all of our NOLs and carryforward credits to the extent we generate taxable income that can be offset by such losses.
There were no material changes to the Company's unrecognized tax benefits in the six months ended June 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Commitments and Contingencies
Commitments
As of June 30, 2020 and December 31, 2019, the Company had $4.3 million and $2.5 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date. The Company also has operating lease agreements, discussed in more detail in Note 12. In addition, subsequent to June 30, 2020, the Company entered into an agreement for third-party cloud-managed services. As part of the agreement, the Company has a minimum commitment to pay $20.0 million over the course of five years, with no annual minimum commitment.
Guarantees and Indemnification
        The Company’s agreements with sellers, buyers, and other third parties typically obligate the Company to provide indemnity and defense for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to the Company’s own business operations, obligations, and acts or omissions. However, under some circumstances, the Company agrees to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. For example, because the Company’s business interposes the Company between buyers and sellers in various ways, buyers often require the Company to indemnify them against acts and omissions of sellers, and sellers often require the Company to indemnify them against acts and omissions of buyers. In addition, the Company’s agreements with sellers, buyers, and other third parties typically include provisions limiting the Company’s liability to the counterparty, and the counterparty’s liability to the Company. These limits sometimes do not apply to certain liabilities, including indemnity obligations. These indemnity and limitation of liability provisions generally survive termination or expiration of the agreements in which they appear. The Company has also entered into indemnification agreements with its directors, executive officers, and certain other officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated financial statements.
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2020. However, based on management’s knowledge as of June 30, 2020, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Between February 5 and March 16, 2020, nine lawsuits were filed by purported stockholders of Telaria in connection with the merger with Magnite, Inc. Two lawsuits were brought as putative class actions (captioned Sabatini v. Telaria, Inc., et al. and Carter v. Telaria, Inc., et al). Seven lawsuits were brought by the plaintiffs individually (captioned Stein v. Telaria, Inc., et al; Lin v. Telaria, Inc. et al; Melool v. Telaria, Inc., et al; Robinson v. Telaria, Inc., et al; Wu v. Telaria, Inc., et al; Yang v. Telaria, Inc., et al; and Corthell v Telaria, Inc. et al (collectively, the “Complaints”)). The Complaints name as defendants Telaria and each member of its Board of Directors. The Sabatini complaint additionally names Magnite and Madison Merger Corp. ("Merger Sub") as defendants. On March 23, 2020, Telaria and Magnite filed supplemental disclosures to its Definitive Proxy Statement, mooting the Complaints and on April 1, 2020 the Merger was approved by stockholders of Telaria and Magnite. As of June 30, 2020, all of the Complaints have been voluntarily dismissed by plaintiffs.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 12—Lease Obligations
For the three months ended June 30, 2020 and 2019, the Company recognized $3.8 million and $1.8 million, respectively, and $5.9 million and $3.6 million during the six months ended June 30, 2020 and 2019, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $0.2 million, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively, of lease expense related to short-term leases, and $6.0 million and $3.3 million during the three months ended June 30, 2020 and 2019, respectively, and $8.4 million and $6.4 million during the six months ended June 30, 2020 and 2019, respectively, of variable and cloud-based services related to data centers that are not included in the ROU asset or lease liability balances.
The Company also received rental income of $1.3 million and $46 thousand for real estate leases for which it subleases the property to third parties during the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, a weighted average discount rate of 5.08% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet.

The maturity of the Company's lease liabilities were as follows (in thousands):

Fiscal Year
Remaining 2020	$7,481
2021	10,847
2022	7,582
2023	7,159
2024	6,740
Thereafter	14,954
Total lease payments (undiscounted)	54,763
Less: imputed interest	(8,135)
Lease liabilities—total (discounted)	$46,628
In addition to the leases included in these condensed consolidated financial statements, the Company entered into an agreement during the three months ended June 30, 2020, which commenced on July 1, 2020, for a data center, in which the Company has commitments to pay $1.9 million over the course of three years.
Note 13—Debt
In September 2018, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of September 26, 2020. As of June 30, 2020, the amount available for borrowing was $40.0 million. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
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
The Loan Agreement requires the Company to comply with financial covenants, including a minimum Adjusted Quick Ratio and the achievement of certain Adjusted EBITDA targets. On a monthly basis, or quarterly if there were no advances outstanding during the calendar quarter, the Company is required to maintain a minimum Adjusted Quick Ratio of: (i) 1.00 if the trailing six month Adjusted EBITDA is $0 or less, or (ii) 0.90 if the trailing six month Adjusted EBITDA is greater than $0. If the Company’s Adjusted Quick Ratio is 1.05 or greater, a streamline period applies. As of June 30, 2020, the Company's Adjusted Quick Ratio was 1.10, which is in compliance with its covenant requirement and is higher than the minimum Adjusted Quick Ratio required to qualify for a streamline period. The Company must also maintain the following trailing twelve month Adjusted EBITDA targets as of the end of each quarter as follows: (1) September 30, 2018 through June 30, 2019 Adjusted EBITDA must be within 20% of the Adjusted EBITDA projections that were delivered to Silicon Valley Bank; (2) September 30, 2019 Adjusted EBITDA of $1 or greater; and (3) December 31, 2019 and thereafter, Adjusted EBITDA of $5.0 million or greater. As of June 30, 2020, the Company was in compliance with the Adjusted EBITDA covenant.
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
As of June 30, 2020, there were no amounts outstanding under the Loan Agreement. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance, including, without limitation, revenue, advertising spend, profitability, net loss, loss per share, and cash flow; anticipated benefits or effects related to the consummation of the merger with Telaria, including estimated synergies and cost savings resulting from the merger; strategic objectives, including focus on header bidding, connected television ("CTV"), mobile, video, Demand Manager, identity solutions, and private marketplace opportunities; investments in our business; development of our technology; industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to CTV; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our CTV, mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:
•the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments, business and individuals on our operations, personnel, buyers, sellers, and on the global economy and the advertising marketplace;
•our ability to successfully integrate the Telaria business and realize the anticipated benefits of the merger;
•our ability to grow and to manage our growth effectively;
•our ability to develop innovative new technologies and remain a market leader;
•our ability to attract and retain buyers and sellers of digital advertising inventory, or publishers, and increase our business with them;
•our vulnerability to loss of, or reduction in spending by, buyers;
•our reliance on large sources of advertising demand, including demand side platforms ("DSPs") that may have or develop high-risk credit profiles or fail to pay invoices when due, including as a result of general liquidity constraints experienced by buyers from the COVID-19 pandemic, which has caused certain buyers to delay payments or seek revised payment terms;
•our ability to maintain and grow a supply of advertising inventory from sellers and to fill the increased inventory;
•the effect on the advertising market and our business from difficult economic conditions or uncertainty;
•the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;
•our ability to cause buyers and sellers to use our solution to purchase and sell higher value advertising and to expand the use of our solution by buyers and sellers utilizing evolving digital media platforms, including CTV;
•our reliance on large aggregators of advertising inventory, and the concentration of CTV among a small number of large publishers that enjoy significant negotiating leverage;
•our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends, including shifts in linear TV to CTV, digital advertising growth from desktop to mobile channels and other platforms and from display to video formats and the introduction and market acceptance of Demand Manager;
•uncertainty of our estimates and expectations associated with new offerings, including CTV, header bidding, private marketplace, mobile, video, Demand Manager, and traffic shaping;
•the possibility of lower take rates and the need to grow through increasing the volume and/or value of transactions on our platform and increasing our fill rate;

•our vulnerability to the depletion of our cash resources as a result of the adverse impacts of the COVID-19 pandemic, or as we incur additional investments in technology required to support the increased volume of transactions on our exchange and to develop new offerings;
•our ability to support our growth objectives with reduced resources from our cost reduction initiatives;
•our ability to raise additional capital if needed and/or renew our working capital line of credit;
•our limited operating history and history of losses;
•our ability to continue to expand into new geographic markets and grow our market share in existing markets;
•our ability to adapt effectively to shifts in digital advertising;
•increased prevalence of ad-blocking or cookie-blocking technologies and the slow adoption of common identifiers;
•the development and use of proprietary identity solutions as a replacement for third party cookies and other identifiers currently used in our platform;
•the slowing growth rate of desktop display advertising;
•the growing percentage of online and mobile advertising spending captured by owned and operated sites (such as Facebook, Google, and Amazon);
•industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to digital mediums such as CTV and over-the-top ("OTT");
•the adoption of programmatic advertising by CTV publishers;
•the effects, including loss of market share, of increased competition in our market and increasing concentration of advertising spending, including mobile spending, in a small number of very large competitors;
•the effects of consolidation in the ad tech industry;
•acts of competitors and other third parties that can adversely affect our business;
•our ability to differentiate our offerings and compete effectively in a market trending increasingly toward commodification, transparency, and disintermediation;
•requests for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms and greater levels of pricing transparency and specificity;
•our ability to ensure a high level of brand safety for our clients and to detect “bot” traffic and other fraudulent or malicious activity;
•the effects of seasonal trends on our results of operations;
•costs associated with defending intellectual property infringement and other claims;
•our ability to attract and retain qualified employees and key personnel;
•political uncertainty and the ability of the company to attract political advertising spend;
•our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies; and
•our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and consumer privacy and evolving labor standards.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q for 2020. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

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

Overview
Magnite, Inc., formerly known as The Rubicon Project, Inc. ("we," or "us"), was formed and began operations in April 2007. On April 1, 2020, we completed a stock-for-stock merger (“Merger”) with Telaria, Inc., (“Telaria”), a leading provider of connected television (“CTV”) technology, creating what we believe is the world’s largest independent sell-side advertising platform, offering a single partner for transacting globally across all channels, formats, and auction types.
We provide a technology solution to automate the purchase and sale of digital advertising inventory. Our platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications, CTV channels, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms ("DSPs"), to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. Our clients include many of the world’s leading publishers and buyers of digital advertising inventory. We believe our platform reaches approximately one billion users creating a global, scaled, independent alternative to walled gardens, who both own and sell inventory and maintain control on the demand side.
Digital advertising inventory, or advertising units, can be monetized across multiple channels, including CTV, mobile, and desktop and digital out-of-home, and takes various formats, including video, display, and audio. Publishers monetize their inventory through our platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding, which includes direct sale of premium inventory to a buyer, which we refer to as private marketplace ("PMP"), and open auction bidding, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory, which we refer to as open marketplace ("OMP"). Real-time bidding, or programmatic, transactions automate the publishers' sales process and improve workflow capabilities to increase productivity, while increasing revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising.
We provide a full suite of tools for publishers to control their advertising business and protect the consumer viewing experience. These controls are particularly important to CTV publishers who need to ensure a TV-like viewing and advertising experience for consumers. For instance, our "ad-pod" feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break. In addition, we offer audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
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
At the closing of the Merger, each share of Telaria common stock issued and outstanding as of the effective time of the Merger was converted into the right to receive 1.082 shares of Magnite common stock. Accordingly, on April 1, 2020, we issued 52,098,945 shares of common stock to the former stockholders of Telaria. On June 8, 2020, we voluntarily delisted our common stock from the New York Stock Exchange ("NYSE") and commenced listing on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC. On June 30, 2020, we changed our name from "The Rubicon Project, Inc." to "Magnite, Inc." In connection with the name change, we also changed our ticker symbol from "RUBI" to "MGNI."

Trends in Our Business

Macroeconomic Factors - COVID-19 Pandemic Impact on the Economy and the Business
The COVID-19 pandemic and resulting global disruptions have affected our business and the businesses of the buyers and sellers with whom we work and have also caused significant economic challenges and volatility in financial markets. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we do most of our business, has caused a significant number of advertisers to reduce their advertising budgets, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers' overall advertising spend is reduced, our revenue, and results of operations, cash flows, and financial condition will be adversely impacted. The economic health of our current and prospective buyers also impacts the collectability of our accounts receivable. To the extent we are unable to collect our accounts receivable on a timely basis or if buyers face financial difficulties that result in the delay in payment or non-payment of accounts receivable, our working capital could be adversely impacted. Given the current economic environment, mainly impacted by the COVID-19 pandemic worldwide, our liquidity may be severely impacted as we may need additional time to collect from buyers, which will impact our ability to pay sellers. While a significant number of advertisers have reduced their advertising budgets, the amount of ad requests that we process has spiked, as people around the world spend more time at home and in front of internet-connected devices. The increase in ad requests increases our costs, and our infrastructure may not be capable of processing the increased volume of ad requests.
Due to the substantial uncertainties associated with the COVID-19 pandemic, the extent to which the pandemic (and actions taken in response to it by governments, businesses, and individuals) will ultimately impact our business is currently unknown; however, in the short term we have experienced a significant negative effect on our revenue. We experienced some recovery in revenue in the latter half of the second quarter, which has accelerated in the third quarter; however, these trends may not continue as the impact of the COVID-19 pandemic on our business and operations remains uncertain and depends on various factors, including the spread of the virus, public health measures, travel and business restrictions, quarantines, shelter-in-place orders, and shutdowns.
In addition to the United States, we have personnel and operations in England, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the outbreak and taken measures to try to contain it. Our global workforce maintained a work from home policy for the entirety of the second quarter of 2020 and this expected to continue in the foreseeable future for the majority of our employees. We intend to approach returning to our offices with caution and to prioritize the safety and health of our employees, while following the guidance set by local authorities and our landlords. Prior to returning to work, we expect to institute a number of protective measures and policies. These measures may increase our expenses as we modify our office spaces to accommodate social distancing, provision personal protective equipment, and rollout enhanced communication software to provide messaging to our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, to the extent we have continued extended work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term, and we may have reduced workforce productivity which could increase our costs.
We may utilize a range of financing methods to fund our operations and capital expenditures if needed, and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods, or that our recently observed partial revenue recovery will continue or will be sustainable over the longer term. The full magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain and depends on various factors, including the spread of the virus, public health measures, travel and business restrictions, quarantines, shelter-in-place orders, and shutdowns. Refer to Part II, Item 1A: "Risk Factors" for additional information related to this risk factor.
CTV, Mobile, and Desktop Trends
Publishers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop. Each of these channels has its own industry growth rate, with CTV and mobile projected to continue to grow steadily, while desktop growth flattens. Prior to the COVID-19 pandemic, MAGNA had estimated compound annual growth rates from 2019 to 2023 for mobile and desktop at 22% and 1%, respectively, and over the same period, eMarketer projected CTV to grow at a 19% compound annual growth rate.

Following the Merger, we expect CTV to be a significant driver of our revenue growth. CTV refers to the viewing of digital content on internet connected televisions, including through stand-alone streaming devices, gaming consoles and smart TV operating systems.
CTV viewership is growing rapidly. A June 2020 study from Leichtman Research Group found that 80 percent of TV-owning households in the U.S. have at least one internet-connected TV device. The adoption of CTV has disrupted the traditional linear TV distribution model, as eMarketer estimates that approximately 50 million people in the U.S. have "cut-the-cord" (i.e., canceled a pay TV service and continue without it) as of the end of 2019, with approximately 34% of US households not reachable through traditional TV. This disruption has created new options for consumers and new economic opportunities for content publishers to compete with traditional linear TV.
Despite the growth in CTV viewership, the CTV advertising market, in particular programmatic advertising, is still in its early stages. Historically, the largest streaming applications have been subscription-based. Moreover, CTV publishers with ad-supported models have been slower to adopt programmatic solutions compared to desktop and mobile publishers due to a variety of technical and business reasons. CTV inventory tends to be concentrated among larger publishers who often have their own direct sales forces and manage a number of media properties. Many of these publishers have backgrounds in cable or broadcast television and have limited experience with online advertising. For these publishers, it is extremely important to protect the quality of the viewer experience, to maintain brand goodwill and ensure that online advertising efforts do not create sales channel conflicts with their other media properties or otherwise detract from their direct sales efforts. In this regard, programmatic advertising presents a number of potential challenges, including the ability to ensure that ads are brand safe, comply with business rules around competitive separation, are not overly repetitive, are played at the appropriate volume, do not cause delays in load-time of content and can accommodate spikes in video consumption around landmark live events.
Our platform was built to solve these challenges with features such as ad-podding, frequency capping, dynamic live insertion, audio normalization and creative review. In addition, we have invested significant time and resources cultivating relationships with CTV publishers. The sales cycle for these publishers tends to be longer and often involves a competitive process, as these publishers tend to work with fewer partners than digital and mobile publishers. In order to deepen our relationships with CTV partners, our sales engineers often serve a consultative role within a client’s sales organization to help establish best practices and evangelize the benefits of programmatic CTV, and for certain larger CTV publishers, we may build custom features or functionality to help drive deeper adoption. For the foregoing reasons, we believe we compete favorably for CTV inventory and believe that we will be able to grow CTV revenue faster than industry growth rates.
As the number of CTV channels continues to proliferate, we believe that ad-supported models or hybrid models that rely on a combination of subscription fees and advertising revenue will continue to gain traction. Furthermore, as the CTV market continues to mature, we believe that a greater percentage of CTV advertising inventory will be sold programmatically, similar to trends that occurred in desktop and mobile. Although we expect the COVID-19 pandemic to cause temporary headwinds relating to demand challenges, we believe that the pandemic and resulting shelter-in-place orders have the potential to accelerate these long-term CTV trends. With people spending more time at home, we have seen a large increase in viewership on CTV. This increase in viewership has the potential to create long-term changes in viewing habits. At the same time, macroeconomic challenges are driving consumers away from pay subscriptions towards ad supported models. Prolonged macroeconomic challenges may also lead CTV advertisers and publishers to more readily embrace programmatic advertising as they look to create economic efficiencies and reduce costs.
We believe that as streaming continues to become mainstream and ad supported models become more prevalent, brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. This inventory is highly sought after, as it combines a traditional TV-like viewing experience with the significant advantage of digital advertising, including the ability to target audiences and measure performance in real-time.
Due primarily to the impact of the COVID-19 pandemic, revenue from our mobile and desktop channels decreased year-over-year during the three months ended June 30, 2020. In future periods, we expect our mobile business will grow at a higher rate than desktop, consistent with industry trends and our historical results. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business is the growth driver behind our mobile business, and prior to the coronavirus pandemic showed growth rates in excess of industry projections. Lower industry growth rates in desktop will make growth of desktop revenue more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through Supply Path Optimization ("SPO") and expansion of publisher relationships.
For the three months ended June 30, 2020, mobile, desktop and CTV represented 45%, 36%, and 19% of our revenue, respectively. Due to the higher growth rates for CTV and mobile, we expect our desktop business to decline as an overall percentage of our revenue. However, we expect our traditional desktop display business to continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop display business will continue to have a significant effect on our growth rate until our advertising spend mix has shifted more fully to growth areas.

Supply Path Optimization
SPO refers to efforts by buyers to consolidate the number of vendors they work with to find the most effective and cost-efficient paths to procure media. This practice emerged in 2018 and continues to gain momentum. SPO is important to buyers because it can increase the proportion of their advertising ultimately spent on working media, with the goal of increasing return on their advertising spending, and can help them gain efficiencies by reducing the number of vendors they work with in a complex ecosystem. There are a number of criteria that buyers use to evaluate supply partners, including transparency, cost, quality and breadth of inventory, access to unique inventory and to CTV inventory, privacy standards, brand safety standards, including compliance with ads.txt and similar industry standards, and fraudulent traffic prevention policies. We believe we are well positioned to benefit from supply path optimization in the long run as a result of our transparency, our pricing tools, which reduce the overall cost of working with us, our broad inventory supply across all channels and formats, buyer tools such as traffic shaping, and our brand safety measures. Our SPO positioning was further enhanced by the Merger with Telaria, which operates a leading sell-side video monetization platform built specifically for CTV, with strong research and development capabilities, differentiated technology and premium partner relationships. Following the combination, we offer buyers a single omni-channel partner to reach target audiences globally across all channels, including CTV, mobile, desktop, and digital out-of-home, and formats, including video, display, and audio. We believe the COVID-19 pandemic, and the resulting economic downturn, has the potential to accelerate SPO as buyers and publishers seek to work with established, trusted partners who have a strong balance sheet during times of uncertainty.
We believe that benefits from successful outcomes in the SPO process could drive meaningful increases of ad spend across our platform. In order to achieve increased ad spend, we may negotiate discounts to our seller fees with agencies and advertisers, and we have increasingly been receiving requests from buyers for discounts, rebates, or similar incentives in order to move more advertising spending to our platform. We believe that because our business has many fixed costs, increases in ad spend volume create opportunity to disproportionately improve net income, even with increased seller fee discounts. However, our results could be negatively impacted if our advertising spend increases and cost leverage is not adequate to compensate for discounted fees.
Impact of Header Bidding
Header bidding is a programmatic technique where publishers offer inventory to multiple ad exchanges, such as Magnite, at the same time. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels, and while the rise and rapid adoption of header bidding increased revenue for sellers, it also created new challenges. Managing multiple exchanges on the page is technically complex, and in the early days of header bidding this complexity was exacerbated by the lack of independent technology standards. In 2017, we began to address these issues through our support of Prebid, a free and open source suite of software products designed by advertising community developers to enable publishers to implement header bidding on their websites and from within their apps. Despite Prebid’s adoption by a number of the world’s largest sellers, deploying and customizing it still requires dedicated technical resources. In the second quarter of 2019, we announced the beta program for Demand Manager. Demand Manager helps sellers effectively monetize their advertising inventory through configuration tools and analytics to make it easier to deploy, configure, and optimize Prebid-based header bidding solutions. In October 2019, we acquired RTK.io, a provider of header bidding solutions, to complement and further bolster our Demand Manager technology. We believe that adoption of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth. We charge sellers a fee for Demand Manager that is based on all of the sellers’ advertising spending managed through Demand Manager, whether the actual inventory monetization runs through our exchange or otherwise.
Privacy Regulation and Identification Solutions
Our business is highly susceptible to emerging privacy regulations and oversight concerning the collection, use and sharing of data. Data protection authorities in a number of territories have expressed a desire to focus on the advertising technology ecosystem. In particular, this scrutiny has focused on the use of technology (including "cookies") to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices.
The use of and transfer of personal data in EU member states is currently governed by the General Data Protection Regulation (the "GDPR"). The GDPR sets out higher potential liabilities for certain data protection violations and establishes significant new regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the European Union. While data protection authorities have started to clarify certain requirements under GDPR, significant uncertainty remains as to how the regulation will be applied and enforced.
In addition to the GDPR, a number of new privacy regulations will or have already come into effect in 2020. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This regulation imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new initiative slated for California’s November ballot, titled the California Privacy Rights Act ("CPRA"), would impose additional notice and opt out obligations on the digital advertising space. If the CPRA passes (as it is widely expected to do), it will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
Until prevailing compliance practices standardize, the impact of worldwide privacy regulations on our business and, consequently, our revenue could be negatively impacted.
In addition to privacy regulations restricting the collection of data through identifiers (such as cookies), other industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other identifiers. For instance, Google has announced plans to fully eliminate the use of third-party cookies, while Apple has further restricted the use of mobile identifiers on its devices. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage, including usage across multiple devices, without cookies. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers and mobile operating systems.
While these new identification solutions will likely provide some level of consistency and compatibility with our platform, they are unreleased and unproven, and will require substantial development and commercial changes for us to support. There is also further risk that the changes will disproportionately benefit the owners of these platforms or the large walled gardens that have access to large amounts of first party data. To prepare for these risks, we are actively working with publishers to develop solutions that could leverage their first party data. We are also leading efforts through prebid.org, with industry support, to create standardized open identity solutions that ensure a smooth transition to a cookieless environment, and offer an alternative to proprietary solutions. Prebid.org is an independent organization designed to ensure and promote fair, transparent, and efficient header bidding across the industry.
We support privacy initiatives and believe they will be beneficial to consumers' confidence in advertising, which will ultimately be positive for the advertising ecosystem in the long term. In the short term, however, these changes could create some variability in our revenue across certain buyers or sellers, depending on the timing of changes and developed solutions. As the largest independent supply side platform, we believe we are well positioned to take a leadership position in driving open identity solutions that will benefit buyers and sellers on our platform.
Merger Costs Synergies and Expense Reduction Initiatives
In connection with the Merger, which closed on April 1, 2020, we previously announced expected annual run rate cost synergies to exceed $20 million, with expected areas of synergy to include duplicative public company costs, vendor rationalization, overlapping general and administrative costs, and other operational streamlining. As a result of these efforts, we reduced our headcount by approximately 8% of our combined workforce during the second quarter of 2020 and expect some additional reductions for individuals involved in integration and transition activities later in the year. Given the timing in implementing these synergies and the impact of one-time severance and other costs, the majority of the cost reductions will not be realized until late 2020 but should be fully realized in early 2021.
In addition, given the significant impact resulting from the COVID-19 pandemic, we have taken additional short-term actions, including compensation reductions, a hiring freeze, and deferment of certain capital expenditures; and, as expected, we will have lower costs from marketing events and travel. We expect that the timing of the temporary reductions will benefit us immediately and remain in place until such time we see a sustainable recovery in revenue.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to publishers. With respect to certain revenue streams acquired in connection with the Merger with Telaria, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions. The revenue that we recognized on a gross basis was less than 2% of total revenue during the three months ended June 30, 2020. Our revenue recognition policies are discussed in more detail in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Merger and Restructuring Costs. Our merger and restructuring costs consist primarily of professional services fees associated with the Merger and employee termination costs, including stock-based compensation charges, associated with the Merger and restructuring activities.
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

Results of Operations
        The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
	(in thousands)			(in thousands)
Revenue	$42,348	$37,870	12%	$78,643	$70,286	12%
Expenses (1)(2):
Cost of revenue	21,545	15,085	43%	35,548	30,201	18%
Sales and marketing	20,029	11,519	74%	31,298	22,111	42%
Technology and development	13,063	9,839	33%	23,756	19,555	21%
General and administrative	15,780	10,027	57%	24,907	20,307	23%
Merger and restructuring costs	12,493	—	100%	14,423	—	100%
Total expenses	82,910	46,470	78%	129,932	92,174	41%
Loss from operations	(40,562)	(8,600)	(372)%	(51,289)	(21,888)	(134)%
Other income, net	(1,722)	(403)	327%	(2,573)	(437)	489%
Loss before income taxes	(38,840)	(8,197)	(374)%	(48,716)	(21,451)	(127)%
Provision (benefit) for income taxes	288	84	243%	87	(624)	(114)%
Net loss	$(39,128)	$(8,281)	(373)%	$(48,803)	$(20,827)	(134)%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Cost of revenue	$189	$106	$290	$198
Sales and marketing	2,534	1,459	3,619	2,804
Technology and development	2,225	1,166	3,408	2,225
General and administrative	3,743	2,064	5,431	3,937
Merger and restructuring costs	1,200	—	1,200	—
Total stock-based compensation expense	$9,891	$4,795	$13,948	$9,164

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Cost of revenue	$9,817	$7,758	$16,828	$15,803
Sales and marketing	4,365	113	4,645	238
Technology and development	97	178	197	374
General and administrative	278	125	411	399
Total depreciation and amortization expense	$14,557	$8,174	$22,081	$16,814

        The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	100%	100%	100%	100%
Cost of revenue	51	40	45	43
Sales and marketing	47	30	40	31
Technology and development	31	26	30	28
General and administrative	37	27	32	29
Merger and restructuring costs	30	—	18	—
Total expenses	196	123	165	131
Loss from operations	(96)	(23)	(65)	(31)
Other income, net	(5)	(1)	(3)	—
Loss before income taxes	(91)	(22)	(62)	(31)
Provision (benefit) for income taxes	1	—	—	(1)
Net loss	(92)%	(22)%	(62)%	(30)%
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
        Revenue
Revenue increased $4.5 million, or 12%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Our revenue growth was driven primarily by the Merger, completed on April 1, 2020, which contributed $13.1 million in revenue during the three months ended June 30, 2020. Excluding the impact of the Merger, our revenue decreased 23%, primarily due to the impact of the COVID-19 pandemic, which led to an overall decrease in advertiser demand.
For the six months ended June 30, 2020, revenue increased $8.4 million, or 12%, compared to the prior year period, primarily due to the Merger. Excluding the impact of the Merger, our revenue decreased 7%, primarily due to the impact of the COVID-19 pandemic.
Revenue is impacted by shifts in the mix of advertising spend by transaction type and channel, changes in the fees we charge for our services, and other factors such as changes in the market, our execution of the business, and competition. In addition, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased volume, because PMP transactions can carry lower fees than OMP transactions. We expect the percentage of PMP transactions to increase following the Merger since CTV is largely transacted through PMP. Industry dynamics are challenging due to market and competitive pressures and make it difficult to predict the near-term effect of our growth initiatives.
As a result of the Merger, we expect revenue to increase in 2020 compared to 2019, specifically related to CTV. However, these increases have been tempered, and may be partially offset in the future, by reductions in revenue resulting from the economic impact of the COVID-19 pandemic. We experienced some recovery in revenue in the latter half of the second quarter, which has accelerated in the third quarter; however, these trends may not continue as the impact of the COVID-19 pandemic on our business and operations remains uncertain and depends on various factors, including the spread of the virus, public health measures, travel and business restrictions, quarantines, shelter-in-place orders, and shutdowns. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods in the year. Although the full magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of COVID-19, the imposition of related public health measures, and travel and business restrictions will adversely impact the combined company’s forecasted business, financial condition, operating results and cash flows. Refer to Part II, Item 1A: "Risk Factors" for additional information related to this risk factor and the impact it may have on our business.
        Cost of Revenue
Cost of revenue increased $6.5 million or 43% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the Merger. Cost of revenue increased by $3.2 million in data and bandwidth expenses, $2.1 million in depreciation and amortization, and $0.6 million in personnel costs during the three months ended June 30, 2020 compared to the same period in the prior year.

For the six months ended June 30, 2020, cost of revenue increased $5.3 million, or 18%, compared to the prior year period primarily due to the Merger. Cost of revenue increased by $2.7 million in data and bandwidth expenses, $1.0 million in depreciation and amortization, and $0.9 million in personnel costs during the three months ended June 30, 2020 compared to the same period in the prior year.
We expect cost of revenue to be higher in 2020 compared to 2019 in absolute dollars due to the increased amortization of intangible assets resulting from the Merger in addition to increased expenses as we continue to expand select data center operations to cloud service providers to accelerate innovation and gain efficiencies, and to support the growth of our business. These increases will be partially offset by a decrease in cost of revenue in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
        Sales and Marketing
Sales and marketing expenses increased $8.5 million, or 74%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the Merger and associated increases in headcount and the amortization of acquired intangibles and other assets. Sales and marketing expenses increased by $5.9 million related to personnel expenses and by $4.3 million related to depreciation and amortization associated with the Merger.
For the six months ended June 30, 2020, sales and marketing expenses increased $9.2 million, or 42%, compared to the prior year period for the same reasons above. Sales and marketing expenses increased by $6.3 million related to personnel expenses and by $4.4 million related to depreciation and amortization associated with the Merger.
Sales and marketing expense increases during the three and six months ended June 30, 2020 compared to the prior year periods were partially offset by decreases in travel and industry events due to the impact of the COVID-19 pandemic.
We expect sales and marketing expenses to increase in 2020 compared to 2019 in absolute dollars as a result of the Merger, primarily due to additional headcount. These increases will be partially offset by a decrease in sales and marketing expenses in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
        Technology and Development
Technology and development expenses increased $3.2 million, or 33%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to an increase of $3.4 million in personnel costs as a result of the increased headcount associated with the Merger.
For the six months ended June 30, 2020, technology and development expenses increased $4.2 million, or 21%, compared to the prior year period, due to an increase of $4.3 million in personnel costs primarily for the same reasons above.
We expect technology and development expenses to continue to increase in 2020 compared to 2019 in absolute dollars as a result of the Merger, primarily due to additional headcount. These increases will be partially offset by a decrease in technology and development expenses in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
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

General and Administrative
General and administrative expenses increased by $5.8 million, or 57%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to increases of $3.5 million in personnel expenses, $2.0 million in facilities related expenses, and $0.7 million in professional services primarily associated with the Merger.
For the six months ended June 30, 2020, general and administrative expenses increased $4.6 million, or 23%, compared to the prior year period, primarily due to increases of $3.5 million in personnel expenses, $1.9 million in facilities related expenses, and $0.7 million in professional services for the same reasons above. The increase was partially offset by a decrease of $0.9 million related to bad debt.
We expect general and administrative expenses to continue to increase in 2020 compared to 2019 in absolute dollars as a result of the Merger, primarily due to the additional headcount. These increases will be partially offset by a decrease in general and administrative expenses in the remainder of the year associated with merger synergies and our expense reduction initiatives. For details surrounding our expense reduction initiatives, refer to "Merger Costs Synergies and Expense Reduction Initiatives" discussed above.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger and Restructuring Costs
We incurred merger and restructuring costs of $12.5 million and $14.4 million during the three and six months ended June 30, 2020, respectively. These costs included professional fees of $6.8 million and $8.6 million related to investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs of $4.5 million and $4.6 million, and non-cash stock-based compensation expense associated with double-trigger accelerations and severance benefits of $1.2 million and $1.2 million during the three and six months ended June 30, 2020, respectively. There were no merger and restructuring costs incurred during the three and six months ended June 30, 2019.
Other Income, Net

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Interest (income) expense, net	$2	$(214)	$(142)	$(407)
Other income	(1,284)	(46)	(1,293)	(188)
Foreign exchange (gain) loss, net	(440)	(143)	(1,138)	158
Total other income, net	$(1,722)	$(403)	$(2,573)	$(437)
Other income increased by $1.2 million and $1.1 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in prior year, primarily due to rental income from commercial office space we hold under lease and have sublet to other tenants.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three and six months ended June 30, 2020, the net foreign exchange gain was primarily attributable to the currency movements between the British Pound, Australian Dollar, and the Euro relative to the U.S. Dollar.
        Provision (Benefit) for Income Taxes
        We recorded an income tax expense of $0.3 million and $0.1 million for the three and six months ended June 30, 2020, respectively, and an income tax expense of $0.1 million and benefit of $0.6 million for the three and six months ended June 30, 2019, respectively. The tax expense for the three and six months ended June 30, 2020 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). As of June 30, 2020, we had cash and cash equivalents of $107.5 million, of which $17.7 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted as a result of COVID-19.
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
As of June 30, 2020, we had no amounts outstanding under our Loan Agreement with SVB. Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. See Note 13 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding the Loan Agreement.
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
We believe our existing cash and cash equivalents and investment balances will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Some buyers have been demanding longer terms to pay us later, and some sellers have been demanding shorter terms to collect from us earlier. If we accept these terms, more of our cash will be required to fund our payment cycle and therefore not be available for other uses. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased even if we are unable to collect from buyers. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have agreed to revised payment schedules. To date, these actions have not had a material negative impact on our cash flow or liquidity. At June 30, 2020, two buyers accounted for 37% and 10%, respectively, of consolidated accounts receivable. The future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and the factors and those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A: "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in Part II, Item 1A of this Form 10-Q.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. Due to the economic uncertainty caused by the COVID-19 pandemic, the debt and equity markets have become less predictable and obtaining financing on favorable terms and at favorable rates has become more difficult.
An inability to raise additional capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

        Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Cash flows (used in) provided by operating activities	$(21,496)	$5,533
Cash flows provided by investing activities	46,457	1,128
Cash flows used in financing activities	(4,842)	(987)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(265)	(15)
Change in cash, cash equivalents and restricted cash	$19,854	$5,659
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
For the six months ended June 30, 2020, net cash used in operating activities was $21.5 million compared to net cash provided by operating activities of $5.5 million for the six months ended June 30, 2019. Our operating activities included our net losses of $48.8 million and $20.8 million for the six months ended June 30, 2020 and 2019, respectively, which were offset by non-cash adjustments of $33.9 million and $26.6 million, respectively. In the six months ended June, 30 2020, cash used in operating activities was increased by a net decrease in our working capital of $6.6 million. Net cash provided by operating activities for the six months ended June 30, 2019 was decreased by a net decrease in our working capital of $0.3 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses and working capital needs.
        Investing Activities
Our primary investing activities have consisted of investments in, and maturities of, available-for-sale securities, purchases of property and equipment, and capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. We anticipate investment in internal use software development to slightly increase compared to past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to slightly increase compared to 2019. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of this year compared to the first half of the year.
During the six months ended June 30, 2020 and 2019, our investing activities provided net cash of $46.5 million and net cash of $1.1 million, respectively. During the six months ended June 30, 2020 and 2019, we used cash for purchases of property and equipment of $3.4 million and $2.2 million, respectively, and used cash for investments in our internally developed software of $4.7 million and $4.2 million, respectively. The cash provided by investing activity for the six months ended June 30, 2020 included $54.6 million of cash and restricted cash acquired as part of the merger with Telaria. For the six months ended June 30, 2019, we had cash inflows from net maturities of investments in available-for-sale securities of $7.5 million.
        Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the six months ended June 30, 2020 and 2019, we used net cash of $4.8 million and $1.0 million, respectively, for financing activities. Cash outflows from financing activities for the six months ended June 30, 2020 and 2019 included payments of $7.8 million and $1.8 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2020 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California, and operating lease agreements including data centers that expire at various times through 2030. At June 30, 2020, expected future commitments relating to operating leases associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet were $54.8 million. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for our lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. During the three months ended June 30, 2020 and 2019, we received rental income from subleases of $1.3 million and $46.2 thousand, respectively, and $1.3 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively. In addition, subsequent to June 30, 2020, we entered into an agreement for third-party cloud-managed services. As part of the agreement, we have a minimum commitment to pay $20.0 million over the course of five years, with no annual minimum commitment.
There were no significant changes to our unrecognized tax benefits in the six months ended June 30, 2020 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2020.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) internal-use software development costs, (iii) intangible asset and goodwill impairment analysis, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
Our revenue recognition policy is further described below, which is consistent with the policy included in our Annual Report referenced above.
        Revenue Recognition
We generate revenue from transactions where we provide a platform for the purchase and sale of digital advertising inventory. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. Our advertising automation solution is a marketplace that includes sellers of inventory (providers of websites, mobile applications, CTV channels and other digital media properties, and their representatives) and buyers of inventory (including advertisers, agencies, agency trading desks, and demand-side platforms). This solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Together, these features form the basis for our automated advertising solution that brings buyers and sellers together and facilitates intelligent decision-making and automated transaction execution for the digital advertising inventory managed on our platform. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we are acting as the principal or an agent, we followed the accounting guidance for principal-agent considerations. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.
For substantially all transactions on our platform, we have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we are not the primary obligor and do not set prices agreed upon within the auction marketplace, and therefore we report revenue on a net basis. However, for certain transactions related to revenue streams acquired in connection with the Merger with Telaria, we report revenue on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.

Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 "Organization and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, and inflation risks. The risks below may be further exacerbated by the effects of the COVID-19 pandemic on global macroeconomic and market conditions.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at June 30, 2020. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds, Euros and Australian Dollars. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2020, including intercompany balances, would result in a foreign currency loss of approximately $1.7 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
During the quarter ended June 30, 2020, we completed the Merger with Telaria. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for more information. We are currently integrating Telaria into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the Telaria business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2020 may exclude Telaria to the extent that they are not yet integrated into our internal controls environment.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2020. However, based on our knowledge as of June 30, 2020, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Between February 5 and March 16, 2020, nine lawsuits were filed by purported stockholders of Telaria in connection with the merger with Magnite, Inc. (the "Merger"). Two lawsuits were brought as putative class actions (captioned Sabatini v. Telaria, Inc., et al. and Carter v. Telaria, Inc., et al). Seven lawsuits were brought by the plaintiffs individually (captioned Stein v. Telaria, Inc., et al; Lin v. Telaria, Inc. et al; Melool v. Telaria, Inc., et al; Robinson v. Telaria, Inc., et al; Wu v. Telaria, Inc., et al; Yang v. Telaria, Inc., et al; and Corthell v Telaria, Inc. et al (collectively, the “Complaints”)). The Complaints name as defendants Telaria and each member of its Board of Directors. The Sabatini complaint additionally names Magnite, Inc. ("Magnite") and Madison Merger Corp. ("Merger Sub") as defendants. On March 23, 2020, Telaria and Magnite filed supplemental disclosures to its Definitive Proxy Statement, mooting the Complaints, and on April 1, 2020 the Merger was approved by stockholders of Telaria and Magnite. As of June 30, 2020, all of the Complaints have been voluntarily dismissed by the plaintiffs.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A" "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.

The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2020. The following disclosures do not address all risks that may be important to you as a Magnite stockholder.

The recent COVID-19 pandemic and spread of COVID-19 has impacted and may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Our business has been impacted and may be materially adversely impacted by the effects of the COVID-19 pandemic.The strain of the coronavirus identified in China in late 2019 has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. In addition to the United States, we have personnel and operations in England, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the outbreak and taken measures to try to contain it. These measures have impacted and may further impact our workforce and operations, and the operations of our sellers and buyers.

The COVID-19 pandemic has in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, and resulted in an economic downturn. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we conduct most of our business, has caused advertisers to significantly reduce their advertising budgets. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. As a result of advertisers significantly reducing their overall advertising spending, our revenue and results of operations have been directly affected. In addition, because people around the world are spending more time at home and in front of internet-connected devices, the amount of ad requests that we processes has spiked, and our infrastructure may not be capable of processing the increased volume of ad requests at cost-efficient levels.

There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic and responses of governments, individuals, and businesses will be offset by increased sales in subsequent periods. The degree to which the COVID-19 pandemic and responses thereto impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although the full magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the spread of COVID-19 and the imposition of related public health measures and travel and business restrictions has and is expected to continue to adversely impact our forecasted business, financial condition, operating results and cash flows.

In addition, additional or unforeseen effects from the COVID-19 pandemic and the resulting economic distress could implicate or amplify many of the other risks discussed herein and in Part II, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A: "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

We rely on technological intermediaries such as DSPs to purchase advertising on behalf of advertisers. Such buyers have or may develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. These risks will be heightened as a result of the COVID-19 pandemic and resulting economic downturn.

Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, are required or may choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in bad debt. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have agreed to revised payment schedules. To date, these actions have not had a material negative impact on our cash flow or liquidity. However, prolonged economic downturn may lead additional buyers to slow or default on payments or in some cases seek bankruptcy protection.
There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. If our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.

If CTV advertising spend grows more slowly than we expect our operating results and growth prospects could be harmed.

The growth of our platform is dependent, in part, on the continued growth in CTV advertising spend. Growth in the CTV advertising market is dependent on a number of factors, including the pace of cord-cutting (the replacement of tradition cable or broadcast TV for CTV and OTT applications), the continued proliferation of digital content and CTV providers, the adoption of ad-supported models by CTV publishers in lieu of, or in addition to, subscription models, and an acceleration in the shift of ad dollars from traditional linear TV to CTV to keep pace with changing viewership habits. If the market for ad-supported CTV develops more slowly than we expect or fails to develop as a result of these or other factors, our operating results and growth prospects could be harmed.

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

Recent rulings from the Court of Justice of the European Union invalidated the EU-US Privacy Shield as a lawful means for transferring personal data from the European Union to the United States; this introduces increased uncertainty and may require us to change our EU data practices and/or rely on an alternative legally sufficient compliance measure.

The GDPR generally prohibits the transfer of personal data of EU subjects outside of the European Union, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union (“CJEU”) ruled on the validity of two of the primary data transfer solutions. The first method, EU-US Privacy Shield operated by the US Department of Commerce, was declared invalid as a legal mechanism to transfer data from Europe to the US. As a result, despite the fact that we have certified our compliance to the EU-US Privacy Shield, our customers may no longer rely on this mechanism as a lawful means to transfer European data to us in the US. For the time being, the Department of Commerce continues to operate the EU-US Privacy Shield however and, if we fail to comply with the Privacy Shield requirements, we risk investigation and sanction by US regulatory authorities, including the Federal Trade Commission. Such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties.

The second mechanism, Standard Contractual Clauses ("SCCs"), an alternative transfer measure that we also offer to our EU customers for extra-EU data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the SCCs to export data out of the European Union to ensure the data is protected to a standard that is "essentially equivalent" to that in the European Union including, where necessary, by taking "supplementary measures" to protect the data. It remains unclear what "supplementary measures" must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EU data protection authorities may determine that there are no supplementary measures that can legitimize EU-US data transfers. For the time being, we will rely on SCCs for EU-US transfers of EU personal data and explore what "supplementary measures" it can implement to protect EU personal data that is transferred to us in the United States.

We may also need to restructure our data export practices as a result of Brexit. At the end of this year, European Union law will cease to apply to the United Kingdom ("UK"). This means that data may not be able to flow freely between the EU and the UK and our UK subsidiaries may have to enter into the SCCs, and implement "supplementary measures" both with customers and other group entities, in order to ensure the continuing flow of data to and from the UK subsidiary. We would likely need to restructure our transfers of European data via another European subsidiary and have such entity enter into the SCCs with other group entities and implement "supplementary measures" to ensure the continuing flow of data from the EU to the United States. In the event that use of the SCCs is subsequently invalidated as a solution for data transfers to the United States, European clients may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.

We are subject to regulation with respect to political advertising, which lacks clarity and uniformity.

We are subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and in certain jurisdictions we have compliance requirements with respect to political ads delivered on our platform. In some jurisdictions we may determine not to serve political advertisements due to uncertainty around these requirements and potential burdens of compliance. In addition, our publishers may impose restrictions on receiving political advertising. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies.

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
        Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
        We currently have no publicly announced repurchase plan or program.
        Upon vesting of most restricted stock units or stock awards, we are required to deposit statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock. During the three months ended June 30, 2020, we repurchased 107,194 shares of common stock.

Item 6. Exhibits

Number	Description

3.1
Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Magnite, Inc., dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on form 8-K filed with the Commission on June 30, 2020).

3.2
Second Amended and Restated Bylaws of The Rubicon Project, Inc., dated April 1, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 1, 2020).

3.3
Third Amended and Restated Bylaws of The Rubicon, Inc., dated June 8, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 2020).

3.4
Fourth Amended and Restated Bylaws of Magnite, Inc., dated June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 30, 2020).

10.1+*	Employment Offer Letter, by and between, Magnite, Inc. and Mark Zagorski, dated April 1, 2020.
10.2+*	Letter Agreement, by and between Magnite, Inc. and Blima Tuller, dated May 20, 2020.
10.3+*	Severance and Vesting Acceleration Agreement, dated April 1, 2020, by and between Aaron Saltz and the Magnite, Inc.
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Indicates a management contract or compensatory plan or arrangement.
(1) The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of Magnite, Inc. under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITE, INC. (Registrant)
/s/ David Day
David Day
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date August 10, 2020