Form 10-Q
period 2020-09-30
MAGNITE, INC.
filed 2020-11-09
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2020
Common Stock, $0.00001 par value	111,958,965

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$103,797	$88,888
Accounts receivable, net	412,435	217,571
Prepaid expenses and other current assets	13,367	6,591
TOTAL CURRENT ASSETS	529,599	313,050
Property and equipment, net	18,876	23,667
Right-of-use lease asset	42,736	21,491
Internal use software development costs, net	17,386	16,053
Intangible assets, net	97,131	11,386
Other assets, non-current	2,942	2,103
Goodwill	157,804	7,370
TOTAL ASSETS	$866,474	$395,120
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$457,428	$259,439
Lease liabilities, current	11,176	7,282
Other current liabilities	5,019	778
TOTAL CURRENT LIABILITIES	473,623	267,499
Lease liabilities, non-current	34,242	15,231
Other liabilities, non-current	2,478	454
TOTAL LIABILITIES	510,343	283,184
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2020 and December 31, 2019; 110,712 and 53,888 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	759,116	453,064
Accumulated other comprehensive loss	(2,585)	(45)
Accumulated deficit	(400,402)	(341,084)
TOTAL STOCKHOLDERS' EQUITY	356,131	111,936
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$866,474	$395,120

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$60,982	$37,642	$139,625	$107,928
Expenses:
Cost of revenue	21,031	13,869	56,579	44,070
Sales and marketing	21,761	11,040	53,059	33,151
Technology and development	13,562	10,293	37,318	29,848
General and administrative	13,314	9,121	38,221	29,428
Merger and restructuring costs	2,254	—	16,677	—
Total expenses	71,922	44,323	201,854	136,497
Loss from operations	(10,940)	(6,681)	(62,229)	(28,569)
Other (income) expense:
Interest (income) expense, net	30	(218)	(112)	(625)
Other income	(1,194)	(48)	(2,487)	(236)
Foreign exchange (gain) loss, net	293	(296)	(845)	(138)
Total other income, net	(871)	(562)	(3,444)	(999)
Loss before income taxes	(10,069)	(6,119)	(58,785)	(27,570)
Provision (benefit) for income taxes	446	55	533	(569)
Net loss	$(10,515)	$(6,174)	$(59,318)	$(27,001)
Net loss per share:
Basic and Diluted	$(0.10)	$(0.12)	$(0.65)	$(0.52)
Weighted average shares used to compute net loss per share:
Basic and Diluted	110,416	53,023	91,371	52,324

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(10,515)	$(6,174)	$(59,318)	$(27,001)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	2
Foreign currency translation adjustments	18	(292)	(2,540)	(328)
Other comprehensive income (loss)	18	(292)	(2,540)	(326)
Comprehensive loss	$(10,497)	$(6,466)	$(61,858)	$(27,327)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	76	—	251	—	—	251
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock related to RSU vesting	1,171	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive income	—	—	—	94	—	94
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at March 31, 2019	51,765	$1	$436,807	$(165)	$(328,152)	$108,491
Exercise of common stock options	79	—	132	—	—	132
Restricted stock awards, net	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	118	—	477	—	—	477
Issuance of common stock related to RSU vesting	1,022	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	4,949	—	—	4,949
Other comprehensive income	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(8,281)	(8,281)
Balance at Balance at June 30, 2019	52,984	$1	$442,353	$(293)	$(336,433)	$105,628
Exercise of common stock options	83	—	146	—	—	146
Issuance of common stock related to RSU vesting	6	—	—	—	—	—
Stock-based compensation	—	—	4,815	—	—	4,815
Other comprehensive loss	—	—	—	(292)	—	(292)
Net loss	—	—	—	—	(6,174)	(6,174)
Balance at Balance at September 30, 2019	53,073	$1	$447,314	$(585)	$(342,607)	$104,123

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	$111,936
Exercise of common stock options	27	—	23		—	23
Restricted stock awards, net	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan		—	—	—	—	—
Issuance of common stock related to RSU vesting	1,861	—	—		—	—
Shares withheld related to net share settlement	(716)	—	(7,485)		—	(7,485)
Stock-based compensation		—	4,218		—	4,218
Other comprehensive loss		—		(789)	—	(789)
Net loss		—			(9,675)	(9,675)
Balance at March 31, 2020	55,060	$1	$449,820	$(834)	$(350,759)	$98,228
Exercise of common stock options	746	—	2,276	—	—	2,276
Issuance of common stock related to employee stock purchase plan	159	—	693	—	—	693
Issuance of common stock related to RSU vesting	1,904	—	—	—	—	—
Shares withheld related to net share settlement	(107)	—	(349)	—	—	(349)
Issuance of common stock associated with the Merger	52,099	1	275,772	—	—	275,773
Exchange of stock options and RSU related to Merger	—	—	11,646	—	—	11,646
Stock-based compensation	—	—	10,101	—	—	10,101
Other comprehensive loss	—	—	—	(1,769)	—	(1,769)
Net loss	—	—	—	—	(39,128)	(39,128)
Balance at Balance at June 30, 2020	109,861	$2	$749,959	$(2,603)	$(389,887)	$357,471
Exercise of common stock options	563	—	1,569	—	—	1,569
Issuance of common stock related to RSU vesting	289	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(7)	—	—	(7)
Stock-based compensation	—	—	7,595	—	—	7,595
Other comprehensive loss	—	—	—	18	—	18
Net loss	—	—	—	—	(10,515)	(10,515)
Balance at Balance at September 30, 2020	110,712	$2	$759,116	$(2,585)	$(400,402)	$356,131

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES:
Net loss	$(59,318)	$(27,001)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,157	24,841
Stock-based compensation	21,298	13,877
(Gain) loss on disposal of property and equipment	(17)	92
Provision for doubtful accounts	31	897
Accretion of available-for-sale securities	—	24
Non-cash lease expense	(601)	(469)
Unrealized foreign currency gains, net	(2,108)	(391)
Deferred income taxes	837	(748)
Changes in operating assets and liabilities:
Accounts receivable	(46,145)	32,149
Prepaid expenses and other assets	(2,896)	672
Accounts payable and accrued expenses	23,464	(34,018)
Other liabilities	5,260	(117)
Net cash (used in) provided by operating activities	(24,038)	9,808
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,211)	(5,605)
Capitalized internal use software development costs	(6,894)	(6,000)
Cash, cash equivalents and restricted cash acquired in Merger	54,595	—
Maturities of available-for-sale securities	—	7,500
Net cash provided by (used in) investing activities	43,490	(4,105)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,868	529
Proceeds from issuance of common stock under employee stock purchase plan	693	477
Taxes paid related to net share settlement	(7,841)	(1,847)
Net cash used in financing activities	(3,280)	(841)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41	(192)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,213	4,670
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	88,888	80,452
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$105,101	$85,122
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$829	$300
Cash paid for interest	$49	$46
Capitalized assets financed by accounts payable and accrued expenses	$2,388	$2,005
Capitalized stock-based compensation	$616	$401
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,036	$13,074
Change in restricted cash	$1,304	$—
Common stock and options issued for Merger	$287,418	$—
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed and began operations in April 2007. On April 1, 2020, Magnite completed a stock-for-stock merger ("Merger") with Telaria, Inc., ("Telaria"), a leading provider of connected television ("CTV") technology. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2020, or for any future year.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, this includes amounts reclassified for the three months ended March 31, 2020 to conform to the current presentation for the three and nine months ended September 30, 2020 in the condensed consolidated statements of operations related to merger and restructuring costs.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the outbreak, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. During the nine months ended September 30, 2020, this uncertainty resulted in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2020, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
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
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands, except per share data)
Basic and Diluted EPS:
Net loss	$(10,515)	$(6,174)	$(59,318)	$(27,001)
Weighted-average common shares outstanding	110,416	53,029	91,371	52,349
Weighted-average unvested restricted stock	—	(6)	—	(25)
Weighted-average common shares outstanding used to compute net loss per share	110,416	53,023	91,371	52,324
Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.65)	$(0.52)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Options to purchase common stock	1,920	1,078	1,720	732
Unvested restricted stock awards	—	—	—	16
Unvested restricted stock units	3,768	5,168	3,851	3,911
Unvested performance stock units	14	—	6	—
ESPP	30	48	40	35
Total shares excluded from net loss per share	5,732	6,294	5,617	4,694
Note 3—Revenues
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. The Company also generates revenue from the fee it charges clients for use of its Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. The Company's platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. The Company's solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company’s platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
For substantially all transactions on the Company's platform, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. However, for certain transactions related to revenue streams acquired in connection with the Merger with Telaria, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions. For the three months ended September 30, 2020, revenue reported on a gross basis was less than 2% of total revenue.
The following table presents our revenue by channel for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	(in thousands, except percentages)
Channel:
CTV	$11,059	18%	$—	—%	$18,978	14%	$—	—%
Desktop	20,901	34	15,936	42	51,468	37	47,745	44
Mobile	29,022	48	21,706	58	69,179	49	60,183	56
Total	$60,982	100%	$37,642	100%	$139,625	100%	$107,928	100%
    The following table presents our revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
United States	$45,048	$26,378	$101,168	$73,654
International	15,934	11,264	38,457	34,274
Total	$60,982	$37,642	$139,625	$107,928
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
At September 30, 2020, two buyers accounted for 37% and 9%, respectively, of consolidated accounts receivable. At December 31, 2019, two buyers accounted for 23% and 17%, respectively, of consolidated accounts receivable.
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $4.5 million at September 30, 2020, and $3.4 million at December 31, 2019. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.9 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Allowance for doubtful accounts, Beginning Balance	$4,672	$1,720	$3,400	$1,340
Allowance for doubtful accounts, Merger-assumed	—	—	1,033	—
Write-offs	(1)	(71)	(1,897)	(3,278)
Increase (decrease) in provision for expected credit losses	(274)	(33)	1,854	3,554
Recoveries of previous write-offs	83	14	90	14
Allowance for doubtful accounts, September 30	$4,480	$1,630	$4,480	$1,630
During the three months ended September 30, 2020 and September 30, 2019, the provision for expected credit losses associated with accounts receivable and the offset by increases of contra seller payables related to recoveries of uncollected buyer receivables were insignificant, resulting in insignificant amount of bad debt. During the nine months ended September 30, 2020, the provision for expected credit losses associated with accounts receivable of $1.9 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.8 million, which resulted in an insignificant amount of bad debt expense. During the nine months ended September 30, 2019, the provision for expected credit losses associated with accounts receivable of $3.6 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $2.7 million, which resulted in bad debt expense of $0.9 million.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2020:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,868	$7,868	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2019:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$13,501	$13,501	$—	$—
At September 30, 2020 and December 31, 2019, cash equivalents of $7.9 million and $13.5 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.

Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accounts payable—seller	$434,340	$247,891
Accounts payable—trade	10,065	4,822
Accrued employee-related payables	13,023	6,726
Total	$457,428	$259,439

Restricted cash was $1.3 million at September 30, 2020, which is included in the ending balance of cash, cash equivalents and cash in the condensed consolidated statement of cash flows for the nine months ended September 30, 2020. Restricted cash of $0.6 million was included within prepaid and other current assets and $0.7 million was included within other assets, non-current. There was no restricted cash at December 31, 2019.
Note 6—Goodwill and Intangible Assets
The Company's goodwill balance as of September 30, 2020 and December 31, 2019 was $157.8 million and $7.4 million, respectively. The increase during the nine months ended September 30, 2020 was a result of the Merger with Telaria (see Note 7).

The Company’s intangible assets as of September 30, 2020 and December 31, 2019 included the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Amortizable intangible assets:
Developed technology	$77,158	$19,658
Customer relationships	37,450	1,650
In-process research and development	8,230	—
Backlog	920	—
Non-compete agreements	70	70
Trademarks	200	20
Total identifiable intangible assets, gross	124,028	21,398
Accumulated amortization—intangible assets:
Developed technology	(18,110)	(9,823)
Customer relationships	(7,941)	(162)
In-process research and development	—	—
Backlog	(613)	—
Non-compete agreements	(33)	(7)
Trademarks	(200)	(20)
Total accumulated amortization—intangible assets	(26,897)	(10,012)
Total identifiable intangible assets, net	$97,131	$11,386
Amortization of intangible assets for the three months ended September 30, 2020 and 2019 was $7.8 million and $0.7 million, respectively, and $16.9 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2020:

Fiscal Year	Amount
(in thousands)
Remaining 2020	$7,822
2021	30,772
2022	26,132
2023	13,881
2024	13,697
Thereafter	4,827
Total	$97,131

Due to the economic impact associated with the COVID-19 pandemic, the Company performed a qualitative assessment of its long-lived assets and goodwill and concluded based on the Company's assessment of current market capitalization, adequate cash position, and expected future results, that there were no impairment indicators as of September 30, 2020 that would indicate impairment of its long-lived assets, including fixed assets, intangibles, and internal use capitalized software costs, and goodwill.

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
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below:

Cash and cash equivalents	$51,848
Accounts receivable, net	150,924
Prepaid expenses and other current assets	3,190
Property and equipment, net	1,814
Right-of-use lease asset	26,627
Intangible assets	102,650
Restricted cash	2,747
Other assets, non-current	369
Deferred tax assets, non-current	103
Goodwill	150,434
Total assets acquired	$490,706
Accounts payable and accrued expenses	173,643
Lease liabilities - current portion	5,322
Deferred revenue	11
Other current liabilities	365
Lease liabilities - non-current portion	23,323
Other liabilities, non-current	624
Total liabilities assumed	203,288
Total purchase price	$287,418

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
The Company recognized approximately $2.3 million and $16.7 million of acquisition related costs during the three and nine months ended September 30, 2020, respectively (see Note 8). In addition, as part of the Merger, the Company acquired Telaria's U.S. federal NOLs of approximately $126.2 million and state NOLs of approximately $128.0 million. Pursuant to Section 382 of the Internal Revenue Code, Telaria, Inc. underwent an ownership change for tax purposes. As a result, the use of the NOLs will be subject to annual Section 382 use limitations. The Company believes the ownership change will not impact the Company's ability to utilize substantially all of the NOLs to the extent it generates taxable income that can be offset by such losses.
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if Telaria had been merged with the Company as of January 1, 2019. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Merger occurred on January 1, 2019. The pro forma results do not include any anticipated cost synergies or other effects of the integration merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Pro Forma Revenue	$54,206	$154,663	$156,330
Pro Forma Net Loss	$(15,592)	$(69,706)	$(73,358)

During the three and nine months ended September 30, 2020, post-Merger revenue on a stand-alone basis for Telaria was $19.7 million and $32.8 million, respectively. During the three and nine months ended September 30, 2020, due to the process of integrating the operations of Telaria into the operations of the Company, the determination of Telaria's post-Merger operating results on a standalone basis were impracticable.

Note 8—Merger and Restructuring Costs
Merger and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Merger and resulting restructuring activities.
The following table summarizes Merger and restructuring cost activity (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(in thousands)
Professional Service (investment banking advisory, legal and other professional services)	$952	$9,533
Personnel related (severance and one-time termination benefit costs)	948	5,590
Non-cash stock-based compensation (double-trigger acceleration and severance)	354	1,554
Total merger and restructuring costs	$2,254	$16,677

Accrued restructuring costs related to the Merger were $5.1 million at September 30, 2020. Accrued restructuring costs are included within other liabilities on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued Merger and restructuring costs at December 31, 2019	$—
Restructuring costs, personnel related and non-cash stock-based compensation	7,144
Restructuring costs, Merger assumed loss contracts	3,592
Cash paid for restructuring costs	(4,071)
Non-cash stock-based compensation	(1,554)
Accrued Merger and restructuring costs at September 30, 2020	$5,111

Note 9—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Outstanding options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically with approximately 25% vesting after approximately one year of service and the remainder vesting semi-annually thereafter, but with certain retention grants vesting 50% on each of the first and second anniversaries of the grant date. Restricted stock units granted in 2020 have approximately 25% of the award vesting after approximately one year of service and the remainder vesting quarterly thereafter. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan or award agreement. An aggregate of 9,509,867 shares remained available for future grants at September 30, 2020 under the plans.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2019	4,262	$6.82
Granted	1,145	$5.32
Options assumed in Merger	4,998	$3.80
Exercised	(1,336)	$2.90
Expired	(148)	$13.31
Forfeited	(131)	$5.14
Outstanding at September 30, 2020	8,790	$5.42	5.54 years	$20,257
Exercisable at September 30, 2020	5,732	$5.68	4.05 years	$13,828
The total intrinsic values of options exercised during the nine months ended September 30, 2020 was $5.9 million. At September 30, 2020, the Company had unrecognized employee stock-based compensation expense relating to unvested stock options of approximately $8.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. Total fair value of options vested during the nine months ended September 30, 2020 was $3.7 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted and assumed during the nine months ended September 30, 2020 was $3.17 per share. The grant date fair value of options granted during the nine months ended September 30, 2020, was $3.22 per share and the fair value of options assumed in the Merger was $3.16 per share.
The weighted-average input assumptions used by the Company were as follows for options granted during the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Expected term (in years)	6.3	N/A	6.3	6.1
Risk-free interest rate	0.33%	N/A	0.45%	2.51%
Expected volatility	68%	N/A	67%	60%
Dividend yield	—%	N/A	—%	—%
Restricted Stock Awards
A summary of RSA activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested shares of restricted stock awards outstanding at December 31, 2019	2	$13.49
Granted	—	$—
Canceled	—	$—
Vested	(2)	$13.49
Unvested shares of restricted stock awards outstanding at September 30, 2020	—	$—
There is no unrecognized stock-based compensation expense for RSAs at September 30, 2020 as they were fully vested.

Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested restricted stock units outstanding at December 31, 2019	8,077	$4.46
Granted	4,816	$5.41
Restricted stock units assumed in Merger	2,416	$5.40
Canceled	(773)	$5.17
Vested	(4,054)	$4.08
Unvested restricted stock units outstanding at September 30, 2020	10,482	$5.21

The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2020 was $5.41. The aggregate fair value of RSUs that vested during the nine months ended September 30, 2020 was $32.1 million. At September 30, 2020, the intrinsic value of unvested RSUs was $72.8 million. At September 30, 2020, the Company had unrecognized stock-based compensation expense relating to unvested RSUs of approximately $42.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance Stock Units
In April 2020, the Company granted the Company's CEO 146,341 restricted stock units that vest based on certain stock price performance metrics with a fair value of $0.9 million. The grant date fair value per share of restricted stock was $6.15, which was estimated using a Monte-Carlo lattice model. During the three and nine months ended September 30, 2020, the Company recognized $0.1 million of stock-based compensation related to these performance stock units based on a performance measurement of 44.8%. At September 30, 2020, the Company had unrecognized employee stock-based compensation expense of approximately $0.8 million, which is expected to be recognized over the remaining 2.5 years. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date. The compensation expense will not be reversed if the performance metrics are not met.
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
As of September 30, 2020, the Company has reserved 2,271,459 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Cost of revenue	$122	$110	$412	$308
Sales and marketing	2,309	1,378	5,928	4,182
Technology and development	2,061	1,157	5,469	3,382
General and administrative	2,504	2,068	7,935	6,005
Restructuring and other exit costs	354	—	1,554	—
Total stock-based compensation expense	$7,350	$4,713	$21,298	$13,877

Note 10—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company recorded income tax expense of $0.4 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and an income tax expense of $0.5 million and benefit of $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. The tax expense for the three and nine months ended September 30, 2020 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
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
Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. The 2017 U.S. Income Tax Return for Telaria, Inc. is under examination by the IRS. The audit is in a preliminary phase and there have been no issues identified through the period ending September 30, 2020. For Canada, the Netherlands, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2018 forward are open for examination, for Singapore 2017 and forward are open for examination, for Brazil, New Zealand, and Malaysia 2016 and forward are open for examination, for Australia and Germany 2015 and forward are open for examination, and for Japan 2014 and forward remain open for examination.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the Merger. As a result, the use of our total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual Section 382 use limitations. We believe that the ownership change will not impact our ability to utilize substantially all of our NOLs and carryforward credits to the extent we generate taxable income that can be offset by such losses.
There were no material changes to the Company's unrecognized tax benefits in the nine months ended September 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Commitments and Contingencies
Commitments
As of September 30, 2020 and December 31, 2019, the Company had $4.3 million and $2.5 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date. The Company also has operating lease agreements, discussed in more detail in Note 12. In addition, during the three months ended September 30, 2020, the Company entered into an agreement for third-party cloud-managed services. As part of the agreement, the Company has a minimum commitment to pay $20.0 million over the course of five years, with no annual minimum commitment.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2020. However, based on management’s knowledge as of September 30, 2020, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 12—Lease Obligations
For the three months ended September 30, 2020 and 2019, the Company recognized $3.7 million and $2.0 million, respectively, and $9.7 million and $5.7 million during the nine months ended September 30, 2020 and 2019, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three months ended September 30, 2020 and 2019, the Company recognized $0.4 million and $0.1 million, respectively, and $0.8 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively, of lease expense related to short-term leases, and $5.6 million and $2.0 million during the three months ended September 30, 2020 and 2019, respectively, and $14.0 million and $8.4 million during the nine months ended September 30, 2020 and 2019, respectively, of variable and cloud-based services related to data centers that are not included in the ROU asset or lease liability balances.
The Company also received rental income of $1.2 million and $48.4 thousand for real estate leases for which it subleases the property to third parties during the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, a weighted average discount rate of 5.01% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 6.22 years as of September 30, 2020.
The maturity of the Company's lease liabilities were as follows (in thousands):

Fiscal Year
Remaining 2020	$3,874
2021	11,611
2022	8,403
2023	7,483
2024	6,740
Thereafter	14,954
Total lease payments (undiscounted)	53,065
Less: imputed interest	(7,647)
Lease liabilities—total (discounted)	$45,418

Note 13—Debt
On September 25, 2020, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"), which was scheduled to expire on September 26, 2020. The Loan Agreement provides a senior secured revolving credit facility of up to the lesser of $60.0 million and 85% of eligible accounts receivable, with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million, of which $4.3 million was utilized for letters of credit related to leases as of September 30, 2020 (see Note 11). As of September 30, 2020, the amount available for borrowing was $55.7 million. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
An unused revolver fee in the amount of 0.15% per annum of the average unused portion of the revolver line is charged and is payable monthly in arrears. The Company may elect for advances to bear interest calculated by reference to prime or LIBOR. If the Company elects LIBOR, amounts outstanding under the amended credit facility bear interest at a rate per annum equal to LIBOR plus 2.25%, with LIBOR having a floor of 3.5%. If the Company elects prime, advances bear interest at a rate of prime plus 0.25%, with prime having a floor of 3.5%.
The Loan Agreement is collateralized by security interests in substantially all of the Company's assets. Subject to certain exceptions, the Loan Agreement restricts the Company's ability to, among other things, pay dividends, sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist, additional indebtedness and guarantees, create or permit to exist, liens, make distributions or redeem or repurchase capital stock, or make other investments, engage in transactions with affiliates, make payments with respect to subordinated debt, and enter into certain transactions without the consent of the financial institution. The Company is required to maintain a lockbox arrangement where clients payments received in the lockbox will be deposited daily into the Company's operating bank accounts.
The Loan Agreement requires the Company to comply with financial covenants, measured quarterly, with respect to a minimum liquidity ratio and maximum quarterly cash burn. The Company is required to maintain a minimum liquidity ratio of at least 1.25 on the last day of each quarter and not exceed, on an absolute basis, a maximum quarterly cash burn for specific periods, as defined in the Loan Agreement. The Liquidity Ratio is defined as Cash and Cash Equivalents, plus Accounts Receivable, less Accounts Payable - Seller, divided by all obligations the Company has to pay to SVB, including all debt balances, interest, service fees, and unused credit line fees, net of outstanding letters of credit as of the balance sheet date. Cash Burn is defined as Adjusted EBITDA less Capital Expenditures during the trailing periods as outlined in the Loan Agreement. The Loan Agreement defines Capital Expenditures as the current period unfinanced cash expenditures that are capitalized and amortized, including but not limited to property and equipment and capitalized labor costs as they relate to internal use software development costs. As of September 30, 2020, the Company was in compliance with its financial covenants.
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
As of September 30, 2020, there were no amounts outstanding under the Loan Agreement (other than with respect to letters of credit). Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance; anticipated benefits or effects related to the consummation of the Merger with Telaria, including estimated synergies and cost savings resulting from the Merger; strategic objectives, including our focus on connected television ("CTV"), mobile, video, header bidding, Demand Manager, identity solutions, and private marketplace opportunities; investments in our business; development of our technology; industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to CTV; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our CTV, mobile, video and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; user reach; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include, but are not limited to:
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
•the ability of buyers and sellers to establish direct relationships and integrations;
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
•uncertainty of our estimates and expectations associated with new offerings;
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
•our ability to support our growth objectives in light of reduced resources resulting from the cost reduction initiatives that we implemented;
•our ability to raise additional capital if needed;
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
•the effects, including loss of market share, of increased competition in our market and increasing concentration of advertising spending in a small number of very large competitors;
•the effects of consolidation in the ad tech industry;
•acts of competitors and other third parties that can adversely affect our business;
•our ability to differentiate our offerings and compete effectively to combat commodification and disintermediation;
•the effects of buyer transparency initiatives we may undertake;
•requests for discounts, fee concessions or revisions, rebates, refunds, favorable payment terms;
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

Overview
Magnite, Inc., formerly known as The Rubicon Project, Inc. ("we," or "us"), provides technology solutions to automate the purchase and sale of digital advertising inventory. On April 1, 2020, we completed a stock-for-stock merger (“Merger”) with Telaria, Inc., (“Telaria”), a leading provider of connected television (“CTV”) technology, creating what we believe is the world’s largest independent sell-side advertising platform, offering a single partner for transacting globally across all channels, formats, and auction types.
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
Digital advertising inventory, or advertising units, can be monetized across multiple channels, including CTV, mobile, desktop and digital out-of-home, and takes various formats, including video, display, and audio. Publishers monetize their inventory through our platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding, which includes direct sale of premium inventory to a buyer, which we refer to as private marketplace ("PMP"), and open auction bidding, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory, which we refer to as open marketplace ("OMP"). Real-time bidding, or programmatic, transactions automate the publishers' sales process and improve workflow capabilities to increase productivity, while increasing revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising.
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
At the same time, buyers leverage our platform to manage their advertising spending and reach their target audiences, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers. Following the Merger, we believe that we are positioned as an essential omni-channel partner for buyers, offering the ability to reach target audiences at scale on brand-safe premium inventory, while providing industry-leading transparency and robust support for identity solutions.
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
At the closing of the Merger, on April 1, 2020, we issued 52,098,945 shares of common stock to the former stockholders of Telaria. On June 8, 2020, we voluntarily delisted our common stock from the New York Stock Exchange ("NYSE") and commenced listing on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC. On June 30, 2020, we changed our name from "The Rubicon Project, Inc." to "Magnite, Inc." In connection with the name change, we also changed our ticker symbol from "RUBI" to "MGNI."

Trends in Our Business

Macroeconomic Factors - COVID-19 Pandemic Impact on the Economy and the Business
The COVID-19 pandemic and resulting global disruptions have negatively affected our revenue, results of operations, cash flows, and financial condition. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. In response to the pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform. As a result, during the end of the first quarter and through the second quarter we experienced significant decreases to revenue, with revenue trends improving and stabilizing as the second quarter progressed. Although our growth remained below pre-COVID expectations, these recovery trends accelerated during the third quarter, and our business returned to positive growth, with revenue increasing 12% year-over-year on a pro-forma basis (see Note 7).
In addition to the United States, we have personnel and operations in England, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the outbreak and taken measures to try to contain it. Our global workforce maintained a work from home policy for the entirety of the second and third quarters of 2020 and is expected to continue in the foreseeable future for the majority of our employees. We intend to approach returning to our offices with caution and to prioritize the safety and health of our employees, while following the guidance set by local authorities and our landlords. In connection with returning to work, we expect to institute a number of protective measures and policies. These measures may increase our expenses as we modify our office spaces to accommodate social distancing, provision personal protective equipment, and roll out enhanced communication software to provide messaging to our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, to the extent we have continued extended work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term, and we may have reduced workforce productivity, which could increase our costs.
The economic health of our current and prospective buyers also impacts the collectability of our accounts receivable. Although our liquidity has not been significantly affected by the effects of COVID-19 to date, any downturn in economic conditions in the future may severely impact our liquidity as we may need additional time to collect from buyers, which will impact our ability to pay sellers.
Due to the substantial uncertainties associated with the COVID-19 pandemic, the extent to which the pandemic (and actions taken in response to it by governments, businesses, and individuals) will ultimately impact our business is currently unknown. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods, or that our recently observed partial revenue recovery will continue or will be sustainable over the longer term. The full magnitude of the impact of the COVID-19 pandemic on our business and depends on various factors, many of which are outside of our control. Refer to Part II, Item 1A: "Risk Factors" for additional information related to this risk.
CTV, Mobile, and Desktop Trends
Publishers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop. Each of these channels has its own industry growth rate, with CTV and mobile projected to continue to grow steadily, while desktop growth flattens. Prior to the COVID-19 pandemic, MAGNA's October 2020 Programmatic Market forecast has estimated compound annual growth rates from 2020 to 2024 for mobile and desktop at 18% and down 1%, respectively, and over the same period, eMarketer projected CTV to grow at a 23% compound annual growth rate.
Following the Merger, we expect CTV to be a significant driver of our revenue growth. CTV refers to the viewing of digital content on internet connected televisions, including through stand-alone streaming devices, gaming consoles and smart TV operating systems.
CTV viewership is growing rapidly. A June 2020 study from Leichtman Research Group found that 80 percent of TV-owning households in the U.S. have at least one internet-connected TV device. The adoption of CTV has disrupted the traditional linear TV distribution model, as eMarketer estimates that approximately 50 million people in the U.S. have "cut-the-cord" (i.e., canceled a pay TV service and continue without it) as of the end of 2019, with approximately 34% of U.S. households not reachable through traditional TV. This disruption has created new options for consumers and new economic opportunities for content publishers to compete with traditional linear TV.
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
Due primarily to the impact of the COVID-19 pandemic, revenue from our mobile and desktop channels initially decreased during the three months ended June 30, 2020 year-over-year; however, these revenues increased during the three months ended September 30, 2020 year-over-year. In future periods, we expect our mobile business will grow at a higher rate than desktop, consistent with industry trends and our historical results. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business has been the growth driver behind our mobile business, and prior to the coronavirus pandemic showed growth rates in excess of industry projections. Lower industry growth rates in desktop will make growth of desktop revenue more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through Supply Path Optimization ("SPO") and expansion of publisher relationships.
For the three months ended September 30, 2020, mobile, desktop and CTV represented 48%, 34%, and 18% of our revenue, respectively. Due to the higher growth rates for CTV and mobile, we expect our desktop business to decline as an overall percentage of our revenue. However, we expect our traditional desktop display business to continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop display business will continue to have a significant effect on our growth rate until our advertising spend mix has shifted more fully to growth areas.
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
Impact of Header Bidding
Header bidding is a programmatic technique where publishers offer inventory to multiple ad exchanges, such as Magnite, at the same time. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels, and while the rise and rapid adoption of header bidding increased revenue for sellers, it also created new challenges. Managing multiple exchanges on the page is technically complex, and in the early days of header bidding this complexity was exacerbated by the lack of independent technology standards. In 2017, we began to address these issues through our support of Prebid.org, a free and open source suite of software products designed by advertising community developers to enable publishers to implement header bidding on their websites and from within their apps. Despite Prebid’s adoption by a number of the world’s largest sellers, deploying and customizing it still requires dedicated technical resources. In 2019, we launched a new product called Demand Manager. Demand Manager helps sellers effectively monetize their advertising inventory through configuration tools and analytics to make it easier to deploy, configure, and optimize Prebid-based header bidding solutions. In late 2019, we also acquired RTK.io, a provider of header bidding solutions, to complement and further bolster our Demand Manager technology. We believe that adoption of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth. We charge sellers a fee for Demand Manager that is based on all of the sellers’ advertising spending managed through Demand Manager, whether the actual inventory monetization runs through our exchange or otherwise.
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
The use of and transfer of personal data in EEA member states and the UK is currently governed by the General Data Protection Regulation (the "GDPR"). The GDPR sets out higher potential liabilities for certain data protection violations and establishes significant new regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the EEA and UK. While data protection authorities have started to clarify certain requirements under GDPR, significant uncertainty remains as to how the regulation will be applied and enforced.
In addition to the GDPR, a number of new privacy regulations will or have already come into effect in 2020. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This law imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new law, titled the California Privacy Rights Act ("CPRA") recently passed as a ballot initiative in California and will impose additional notice and opt out obligations on the digital advertising space. This law, which will take effect in January 2023, will cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
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
Despite these risks, we believe that the elimination of third party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by publishers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. We believe that our platform and scale position us well to provide the infrastructure and tools needed for a publisher-centric identity model to succeed, and we are already enabling publishers to create segments with their first-party data. In addition to actively working with publishers to develop solutions that could leverage their first party data, we are also leading efforts through Prebid.org, with industry support, to create standardized open identity solutions that ensure a smooth transition to a cookieless environment, and offer an alternative to proprietary solutions. Prebid.org is an independent organization that we co-founded, which is dedicated to promoting fair, transparent open source solutions for the programmatic ecosystem.
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
Merger Costs Synergies and Expense Reduction Initiatives
In connection with the Merger, which closed on April 1, 2020, we previously announced expected annual run rate cost synergies to exceed $20 million, with expected areas of synergy to include duplicative public company costs, vendor rationalization, overlapping general and administrative costs, and other operational streamlining. As a result of these efforts, we reduced our headcount by approximately 8% of our combined workforce during the second quarter of 2020. Our costs cutting efforts have largely been completed as of the end of the third quarter of 2020.
In addition, given the significant impact resulting from the COVID-19 pandemic, we instituted certain additional short-term actions during the second quarter, including compensation reductions, a hiring freeze, and deferment of certain capital expenditures. Given the recovery in revenue we experienced in the third quarter, we reinstated compensation and removed certain of these temporary cost-cutting initiatives during the fourth quarter.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to publishers. With respect to certain revenue streams acquired in connection with the Merger with Telaria, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions. The revenue that we recognized on a gross basis was less than 2% of total revenue during the three and nine months ended September 30, 2020. Our revenue recognition policies are discussed in more detail in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, and the Euro.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Nine Months Ended		Change %
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019
	(in thousands)			(in thousands)
Revenue	$60,982	$37,642	62%	$139,625	$107,928	29%
Expenses (1)(2):
Cost of revenue	21,031	13,869	52%	56,579	44,070	28%
Sales and marketing	21,761	11,040	97%	53,059	33,151	60%
Technology and development	13,562	10,293	32%	37,318	29,848	25%
General and administrative	13,314	9,121	46%	38,221	29,428	30%
Merger and restructuring costs	2,254	—	100%	16,677	—	100%
Total expenses	71,922	44,323	62%	201,854	136,497	48%
Loss from operations	(10,940)	(6,681)	(64)%	(62,229)	(28,569)	(118)%
Other income, net	(871)	(562)	55%	(3,444)	(999)	245%
Loss before income taxes	(10,069)	(6,119)	(65)%	(58,785)	(27,570)	(113)%
Provision (benefit) for income taxes	446	55	711%	533	(569)	(194)%
Net loss	$(10,515)	$(6,174)	(70)%	$(59,318)	$(27,001)	(120)%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Cost of revenue	$122	$110	$412	$308
Sales and marketing	2,309	1,378	5,928	4,182
Technology and development	2,061	1,157	5,469	3,382
General and administrative	2,504	2,068	7,935	6,005
Merger and restructuring costs	354	—	1,554	—
Total stock-based compensation expense	$7,350	$4,713	$21,298	$13,877

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Cost of revenue	$9,579	$7,737	$26,407	$23,540
Sales and marketing	4,317	67	8,962	305
Technology and development	143	102	340	476
General and administrative	37	121	448	520
Total depreciation and amortization expense	$14,076	$8,027	$36,157	$24,841

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	100%	100%	100%	100%
Cost of revenue	34	37	41	41
Sales and marketing	36	29	38	31
Technology and development	22	27	27	28
General and administrative	22	25	27	26
Merger and restructuring costs	4	—	12	—
Total expenses	118	118	145	126
Loss from operations	(18)	(18)	(45)	(26)
Other income, net	(2)	(2)	(3)	—
Loss before income taxes	(16)	(16)	(42)	(26)
Provision (benefit) for income taxes	1	—	—	(1)
Net loss	(17)%	(16)%	(42)%	(25)%
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
    Revenue
Revenue increased $23.3 million, or 62%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our revenue growth was driven primarily by the Merger, completed on April 1, 2020, which contributed $19.7 million in revenue during the three months ended September 30, 2020. Excluding the impact of the Merger, our revenue increased 10%. Despite some recovery in our revenue trends, our third quarter revenue was negatively affected by the impact of the COVID-19 pandemic.
Revenue increased $31.7 million, or 29%, for the nine months ended September 30, 2020 compared to the prior year period, primarily due to the Merger. Excluding the impact of the Merger, our revenue decreased 1%, primarily due to the impact of the COVID-19 pandemic, which led to an overall decrease in advertiser demand.
Our revenue is largely a function of the number of advertising transactions and the price at which the inventory is sold, which results in total advertising spend on our platform, and the take rate we charge for our services. Because these factors vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. For instance, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased volume or increased CPMs, because PMP transactions can carry lower take rates than OMP transactions. We believe that contributions to revenue from PMP, in particular with respect to CTV which is largely transacted through PMP, will continue to grow as a percentage of our total revenue. In general, we expect this to result in an increase in the average CPM for inventory monetized through our platform and a decrease in our average take rate.
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
    Cost of Revenue
Cost of revenue increased $7.2 million, or 52%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the Merger. Cost of revenue increased by $4.2 million in data and bandwidth expenses and $1.8 million in depreciation and amortization during the three months ended September 30, 2020 compared to the same period in the prior year.

For the nine months ended September 30, 2020, cost of revenue increased $12.5 million, or 28%, compared to the prior year period primarily due to the Merger. Cost of revenue increased by $6.9 million in data and bandwidth expenses and $2.9 million in depreciation and amortization during the nine months ended September 30, 2020 compared to the same period in the prior year.
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
    Sales and Marketing
Sales and marketing expenses increased $10.7 million, or 97%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the Merger and associated increases in headcount and the amortization of acquired intangibles and other assets. Sales and marketing expenses increased by $7.1 million related to personnel expenses and by $4.2 million related to depreciation and amortization associated with the Merger. These increases were partially offset by a decrease of $0.9 million in travel and industry events due to the impact of the COVID-19 pandemic.
For the nine months ended September 30, 2020, sales and marketing expenses increased $19.9 million, or 60%, compared to the prior year period for the same reasons above. Sales and marketing expenses increased by $13.1 million related to personnel expenses and by $8.7 million related to depreciation and amortization associated with the Merger. These increases were partially offset by a decrease of $2.0 million in travel and industry events due to the impact of the COVID-19 pandemic.
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
    Technology and Development
Technology and development expenses increased $3.3 million, or 32%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to an increase of $3.3 million in personnel costs as a result of the increased headcount associated with the Merger.
For the nine months ended September 30, 2020, technology and development expenses increased $7.5 million, or 25%, compared to the prior year period, due to an increase of $7.5 million in personnel costs primarily for the same reasons above and an increase of $0.9 million in professional services. These increases were offset by individually insignificant drivers.
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

General and Administrative
General and administrative expenses increased by $4.2 million, or 46%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to increases of $1.8 million in personnel expenses, $1.4 million in facilities related expenses, and $0.8 million in professional services primarily associated with the Merger.
For the nine months ended September 30, 2020, general and administrative expenses increased $8.8 million, or 30%, compared to the prior year period, primarily due to increases of $5.0 million in personnel expenses, $3.3 million in facilities related expenses, and $1.5 million in professional services for the same reasons above. The increase was partially offset by a decrease of $0.9 million related to bad debt.
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
Merger and Restructuring Costs
We incurred merger and restructuring costs of $2.3 million and $16.7 million during the three and nine months ended September 30, 2020, respectively. These costs included professional fees of $1.0 million and $9.5 million related to investment banking advisory, legal, and other professional service fees, one-time cash-based employee termination benefit costs of $0.9 million and $5.6 million, and non-cash stock-based compensation expense associated with double-trigger accelerations and severance benefits of $0.4 million and $1.6 million during the three and nine months ended September 30, 2020, respectively. There were no merger and restructuring costs incurred during the three and nine months ended September 30, 2019.
Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Interest (income) expense, net	$30	$(218)	$(112)	$(625)
Other income	(1,194)	(48)	(2,487)	(236)
Foreign exchange (gain) loss, net	293	(296)	(845)	(138)
Total other income, net	$(871)	$(562)	$(3,444)	$(999)
Other income increased by $1.1 million and $2.3 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in prior year, primarily due to rental income from commercial office space we hold under lease and have sublet to other tenants.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three and nine months ended September 30, 2020, the net foreign exchange gain was primarily attributable to the currency movements between the British Pound, Australian Dollar, and the Euro relative to the U.S. Dollar.
    Provision (Benefit) for Income Taxes
    We recorded an income tax expense of $0.4 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, and an income tax expense of $0.1 million and benefit of $0.6 million for the three and nine months ended September 30, 2019, respectively. The tax expense for the three and nine months ended September 30, 2020 is primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). As of September 30, 2020, we had cash and cash equivalents of $103.8 million, of which $18.4 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted as a result of COVID-19.
In September 2020, we amended and restated our loan and security agreement with SVB (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $60.0 million with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million, of which $4.3 million was utilized for letters of credit related to leases as of September 30, 2020. As of September 30, 2020, the amount available for borrowing was $55.7 million (net of letters of letters of credit).
Pursuant to the Loan Agreement, we are required to comply with financial covenants, measured quarterly, with respect to a minimum liquidity ratio and maximum quarterly cash burn. We are required to maintain a minimum liquidity ratio of at least 1.25 on the last day of each quarter and not exceed, on an absolute basis, a maximum quarterly cash burn for specific periods, as defined in the Loan Agreement. The Liquidity Ratio is defined as Cash and Cash Equivalents, plus Accounts Receivable, less Accounts Payable - Seller, divided by all obligations due to SVB, including all debt balances, interest, service fees, and unused credit line fees, net of outstanding letters of credit as of the balance sheet date. Cash Burn is defined as Adjusted EBITDA less Capital Expenditures during the trailing periods as outlined in the Loan Agreement. The Loan Agreement defines Capital Expenditures as the current period unfinanced cash expenditures that are capitalized and amortized, including but not limited to property and equipment and capitalized labor costs as they relate to internal use software development costs. As of September 30, 2020, the Company was in compliance with its financial covenants. While we are currently in compliance with these covenants, this could change in the future depending on our operating results.
As of September 30, 2020, we had no amounts outstanding under our Loan Agreement (other than with respect to letters of credit). Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements. See Note 13 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding the Loan Agreement.
We believe our existing cash and cash equivalents, investment balances, and available borrowings under our Loan Agreement will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. Some buyers have been demanding longer terms to pay us later, and some sellers have been demanding shorter terms to collect from us earlier. If we accept these terms, more of our cash will be required to fund our payment cycle and therefore not be available for other uses. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased even if we are unable to collect from buyers. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have agreed to revised payment schedules. To date, these actions have not had a material negative impact on our cash flow or liquidity. At September 30, 2020, two buyers accounted for 37% and 9%, respectively, of consolidated accounts receivable. The future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and the factors and those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A: "Risk Factors" of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and in Part II, Item 1A of this Form 10-Q.
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

    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Cash flows (used in) provided by operating activities	$(24,038)	$9,808
Cash flows provided by (used in) investing activities	43,490	(4,105)
Cash flows used in financing activities	(3,280)	(841)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	41	(192)
Change in cash, cash equivalents and restricted cash	$16,213	$4,670
    Operating Activities
Our cash flows from operating activities are primarily driven by revenues generated from advertising activity, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately. Cash flows from operating activities have been further affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities for any period presented.
For the nine months ended September 30, 2020, net cash used in operating activities was $24.0 million compared to net cash provided by operating activities of $9.8 million for the nine months ended September 30, 2019. Our operating activities included our net losses of $59.3 million and $27.0 million for the nine months ended September 30, 2020 and 2019, respectively, which were offset by non-cash adjustments of $55.6 million and $38.1 million, respectively. In the nine months ended September, 30 2020, cash used in operating activities was increased by a net decrease in our working capital of $20.3 million. Net cash provided by operating activities for the nine months ended September 30, 2019 was decreased by a net decrease in our working capital of $1.3 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2020 and 2019, our investing activities provided net cash of $43.5 million and net cash used of $4.1 million, respectively. During the nine months ended September 30, 2020 and 2019, we used cash for purchases of property and equipment of $4.2 million and $5.6 million, respectively, and used cash for investments in our internally developed software of $6.9 million and $6.0 million, respectively. The cash provided by investing activity for the nine months ended September 30, 2020 included $54.6 million of cash and restricted cash acquired as part of the Merger with Telaria. For the nine months ended September 30, 2019, we had cash inflows from net maturities of investments in available-for-sale securities of $7.5 million.
    Financing Activities
Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans.
For the nine months ended September 30, 2020 and 2019, we used net cash of $3.3 million and $0.8 million, respectively, for financing activities. Cash outflows from financing activities for the nine months ended September 30, 2020 and 2019 included payments of $7.8 million and $1.8 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. Cash provided by financing activities also included cash proceeds from stock options exercised of $3.9 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2020 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of leases for our various office facilities and operating lease agreements including data centers and cloud managed services that expire at various times through 2030. At September 30, 2020, expected future commitments relating to operating leases associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet were $53.1 million. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for our lease commitment for each of the next five years and thereafter. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. During the three months ended September 30, 2020 and 2019, we received rental income from subleases of $1.2 million and $48.4 thousand, respectively, and $2.5 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively. In addition, during the three months ended September 30, 2020, we entered into an agreement for third-party cloud-managed services. As part of the agreement, we have a minimum commitment to pay $20.0 million over the course of five years, with no annual minimum commitment.
There were no significant changes to our unrecognized tax benefits in the nine months ended September 30, 2020 and we do not expect to have any significant changes to unrecognized tax benefits through December 31, 2020.
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
    Revenue Recognition
We generate revenue from transactions where we provide a platform for the purchase and sale of digital advertising inventory. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. Our platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. Our solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, and inflation risks. The risks below may be further exacerbated by the effects of the COVID-19 pandemic on global macroeconomic and market conditions.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds. Our investments consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at September 30, 2020. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally British Pounds, Euros and Australian Dollars. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2020, including intercompany balances, would result in a foreign currency loss of approximately $1.0 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
On April 1, 2020, we completed the Merger with Telaria. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for more information. We are currently integrating Telaria into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the Telaria business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2020 may exclude Telaria to the extent that they are not yet integrated into our internal controls environment.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2020. However, based on our knowledge as of September 30, 2020, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 11—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A "Risk Factors" of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. The following disclosures do not address all risks that may be important to you as a Magnite stockholder.
In addition to the following risk factors, there are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

The recent COVID-19 pandemic and spread of COVID-19 has impacted and may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Our business has been impacted and may be materially adversely impacted by the effects of the COVID-19 pandemic. In addition to the United States, we have personnel and operations in England, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the outbreak and taken measures to try to contain it. These measures have impacted and may further impact our workforce and operations, and the operations of our sellers and buyers.
The COVID-19 pandemic has in the short-run and may over the longer term adversely affect the economies and financial markets of many countries. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we conduct most of our business, has caused advertisers to significantly reduce their advertising budgets. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. As a result of advertisers significantly reducing their overall advertising spending, our revenue and results of operations have been directly affected. In addition, because people around the world are spending more time at home and in front of internet-connected devices, the amount of ad requests that we process has spiked, and our infrastructure may not be capable of processing the increased volume of ad requests at cost-efficient levels.
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
In addition, additional or unforeseen effects from the COVID-19 pandemic and the resulting economic distress could implicate or amplify many of the other risks discussed herein and in Part II, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A: "Risk Factors" of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

We rely on technological intermediaries such as DSPs to purchase advertising on behalf of advertisers. Such buyers have or may develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. These risks are heightened as a result of the COVID-19 pandemic and resulting economic downturn.

Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we are required or may choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect from the buyer of those impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in bad debt. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have agreed to revised payment schedules. To date, these actions have not had a material negative impact on our cash flow or liquidity. However, prolonged economic downturn may lead additional buyers to slow or default on payments or in some cases seek bankruptcy protection.
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

We may not be able to maintain or increase access to the CTV advertising inventory monetized through our platform on terms acceptable to us.

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

The purchase price allocation for any acquisition we complete, including our merger with Telaria, is generally not finalized until one year after the closing of the acquisition, and any final adjustment to the valuation could have a material change on what is reported as the fair value assigned to the assets and liabilities.

The final purchase price allocation for any acquisition we complete, including our merger with Telaria that was completed on April 1, 2020, depends upon the finalization of asset and liability valuations, among other things. The valuation studies necessary to estimate the fair values of acquired assets and assumed liabilities and the related allocation of purchase price generally are not finalized until one year after the closing of the acquisition. Initially, we allocate the total estimated purchase price to the acquired assets and assumed liabilities based on preliminary estimates of their fair values. The final determination of these fair values is subsequently determined based upon the actual net tangible and intangible assets that existed on the closing date of the acquisition. Any final adjustment could change the fair values assigned to the assets and liabilities, resulting in a change to our consolidated financial statements, including a change to goodwill. Such change could be material.

Recent rulings from the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield as a lawful means for transferring personal data from the European Union to the United States; this introduces increased uncertainty and may require us to change our EEA and UK data practices and/or rely on an alternative legally sufficient compliance measure.

The GDPR generally prohibits the transfer of personal data of EEA and UK subjects outside of the European Union and the UK, unless a lawful data transfer solution has been implemented. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union ("CJEU") ruled on the validity of two of the primary data transfer solutions. The first method, EU-U.S. Privacy Shield operated by the U.S. Department of Commerce, was declared invalid as a legal mechanism to transfer data from the EEA and UK to the U.S. As a result, despite the fact that we have certified our compliance to the EU-U.S. Privacy Shield, our customers may no longer rely on this mechanism as a lawful means to transfer EEA and UK data to us in the U.S. For the time being, the Department of Commerce continues to operate the EU-U.S. Privacy Shield however and, if we fail to comply with the Privacy Shield requirements, we risk investigation and sanction by U.S. regulatory authorities, including the Federal Trade Commission. Such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties.
The second mechanism, Standard Contractual Clauses ("SCCs"), an alternative transfer measure that we also offer to our EEA customers for extra-EEA data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that EEA and UK organizations seeking to rely on the SCCs to export data out of the EEA and UK to ensure the data is protected to a standard that is "essentially equivalent" to that in the European Union including, where necessary, by taking "supplementary measures" to protect the data. It remains unclear what "supplementary measures" must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EEA data protection authorities may determine that there are no supplementary measures that can legitimize data transfers from the EEA and the UK to the U.S. For the time being, we will rely on SCCs for transfers of EEA and UK personal data to the U.S. and explore what "supplementary measures" can be implemented to protect such personal data that is transferred to us in the United States.
We may also need to restructure our data export practices as a result of Brexit. At the end of 2020, European Union law will cease to apply to the United Kingdom ("UK"). This means that data may not be able to flow freely between the EEA and the UK and our UK subsidiaries may have to enter into the SCCs, and implement "supplementary measures" both with customers and other group entities, in order to ensure the continuing flow of data to and from the UK subsidiary. We would likely need to restructure our transfers of EEA data via another EEA subsidiary and have such entity enter into the SCCs with other group entities and implement "supplementary measures" to ensure the continuing flow of data from the EEA to the United States. In the event that use of the SCCs is subsequently invalidated as a solution for data transfers to the United States, EEA and UK clients may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EEA-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.

Additionally, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner declared the Swiss-U.S. Privacy Shield invalid as a legal mechanism to transfer data from Switzerland to the U.S., applying a similar rationale to that of the CJEU in Schrems II. As with the EU-U.S. Privacy Shield, the U.S. Department of Commerce continues to operate the Swiss-U.S. Privacy Shield and, if we fail to comply with the Privacy Shield requirements, we risk investigation and sanction by U.S. regulatory authorities, including the Federal Trade Commission. However, the invalidation of the Swiss-U.S. Privacy Shield creates legal uncertainty and may impact the ability for Swiss customers to transfer data to us in the U.S. As a result, we may need to implement additional legal solutions, or consider restructuring our data transfers, to enable the continuing flow of data from these customers.

Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.

Many local, state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for or implemented new regulation directed at the digital advertising industry in particular, and we expect to see an increase in legislation and regulation related to the collection and use of data to target advertisements and communicate with consumers—including the use of mobile device and cross-device data, geo-location data, Internet user data and unique device identifiers, such as IP address or mobile advertising identifiers—and the collection of data from apps and websites that are directed to children. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
Various federal privacy bills have been introduced in the U.S. Congress recently and a number of states, including California, have passed or are considering privacy bills. These regulations may place significant restrictions on the collection and use of certain types of data used for behavioral advertising. The FTC has issued guidance on how companies should apply privacy principles to tracking and delivering targeted advertisements to consumers across multiple devices. The FTC has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information (including certain device information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children.
Recently, California passed two privacy laws broadly regulating business’ processing of personal information, the California Consumer Privacy Act of 2018 ("CCPA") and the California Privacy Rights Act ("CPRA"). The CCPA, which went into effect on January 1, 2020, is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. The CCPA expands the definition of personal information, in a way that captures the types of data that we collect, such as device identifiers and IP addresses. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to California residents, similar to those provided under the GDPR. In addition, the CCPA gives California residents the right to opt-out of the sale of their personal information; this opt-out right may impact the ability of ad tech companies to provide services to their customers. The law also imposes burdensome storage and compliance obligations on publishers and ad tech companies. Interpretation of the requirements remains unclear due to ambiguities in the regulations and a lack of enforcement actions to date. The Attorney General also recently issued additional proposed modifications to the regulations implementing the CCPA.
The recently-passed CPRA will take effect in January 2023 and will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. It will also give the Attorney General broad rulemaking authority to issue regulations that could have additional impacts on our business. The CPRA, like the CCPA, will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
The CCPA and CPRA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities, and which may conflict with each other. If we are unable to comply with the CCPA, CPRA, or other related legislation in the future, we may be subject to regulatory or private investigations, and if we are unable to use information for behavioral advertising as we have in the past, our business could be materially affected.
In the European Union, the General Data Protection Regulation, Regulation (EU) 2016/679, has now been in effect for more than two years. A key feature of the GDPR is that it treats much of the end-user information that is critical to programmatic digital advertising as "personal data" and therefore subject to significant conditions and restrictions on its collection and use. Without this end-user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less ad spend and revenue for us and other industry participants. The GDPR also sets out higher potential liabilities for certain data protection violations and creates a greater compliance burden for us in the course of delivering our solution in Europe (as outlined further below). The regulatory climate in Europe, in particular, has grown increasingly unfavorable for advertising technology-based business. Regulators have expressed antipathy towards common technologies deployed in digital advertising and we anticipate increased regulatory scrutiny on the digital advertising industry as a whole.
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

Item 6. Exhibits

Number	Description

10.1	Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2020, between Silicon Valley Bank and Magnite, Inc., Magnite Hopper, Inc., Magnite Bell, Inc. and Magnite CTV, Inc.
21.1	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date November 9, 2020