Form 10-K
period 2020-12-31
MAGNITE, INC.
filed 2021-02-25
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 30, 2020, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2020) was approximately $646.3 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2021
Common Stock, $0.00001 par value	115,570,100

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

MAGNITE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the proposed acquisition of SpotX, Inc. ("SpotX," and such proposed acquisition the "SpotX Acquisition") or the anticipated benefits thereof; completion of the proposed SpotX Acquisition on anticipated terms and timing; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance; anticipated benefits or effects related to our completed merger with Telaria, Inc. ("Telaria" and such merger the "Merger"); strategic objectives, including our focus on connected television ("CTV"), mobile, video, header bidding, Demand Manager, identity solutions, and private marketplace opportunities; investments in our business; development of our technology; industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to CTV; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our CTV, mobile, video, and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business face include, but are not limited to, the following:
•we may not complete the acquisition of SpotX or realize the anticipated benefits of the SpotX Acquisition;
•our proposed financing of the SpotX Acquisition will significantly increase our leverage, which may put us at risk of defaulting on our debt obligations and limit our ability to conduct certain activities;
•the completion of the SpotX Acquisition will result in dilution to our stockholders;
•the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments, business and individuals on our operations, personnel, buyers, sellers, and on the global economy and the advertising marketplace;
•our vulnerability to the depletion of cash resources as a result of impacts of the COVID-19 pandemic;
•our CTV spend may grow more slowly than we expect if industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•we may not realize the anticipated benefits of the Merger;
•we may be unsuccessful in our Supply Path Optimization efforts;
•our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends;
•uncertainty of our estimates and expectations associated with new offerings;
•lack of adoption and market acceptance of our Demand Manager solution;
•our technology development efforts may be inefficient or ineffective, or not keep pace with competitors;
•we must increase the scale and efficiency of our technology infrastructure to support our growth;
•the emergence of header bidding has increased competition from other demand sources and may cause infrastructure strain and added costs;
•our access to mobile inventory may be limited by third-party technology or lack of direct relationships with mobile sellers;
•we may experience lower take rates, which may not be offset by increase in the volume of ad requests, improvements in fill-rate, and/or increases in the value of transactions through our platform;
•the impact of requests for discounts, fee concessions, rebates, refunds or favorable payment terms;
•our history of losses, and the fact that in the past our operating results have and may in the future fluctuate significantly, be difficult to predict, and fall below analysts' and investors' expectations;
•the effect on the advertising market and our business from difficult economic conditions or uncertainty;
•the effects of seasonal trends on our results of operations;

•we operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do;
•the effects of consolidation in the ad tech industry;
•the growing percentage of online and mobile advertising spending captured by closed “walled gardens” (such as Google, Facebook, Comcast, and Amazon);
•our ability to differentiate our offerings and compete effectively to combat commodification and disintermediation;
•potential limitations on our ability to collect or use data as a result of consumer tools, regulatory restrictions and technological limitations;
•the development and use of new identity solutions as a replacement for third-party cookies and other identifiers may disrupt the programmatic ecosystem and cause the performance of our platform to decline;
•the industry may not adopt or may be slow to adopt the use of first-party publisher segments as an alternative to third-party cookies;
•our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and privacy;
•our ability to comply with industry self-regulation;
•failure by us or our clients to meet advertising and inventory content standards could harm our brand and reputation and those of our partners;
•our ability to attract and retain buyers and sellers of digital advertising inventory and increase our business with them;
•the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand;
•the ability of buyers and sellers to establish direct relationships and integrations without the use of our platform;
•our reliance on large aggregators of advertising inventory, and the concentration of CTV among a small number of large sellers that enjoy significant negotiating leverage;
•our ability to provide value to both buyers and sellers of advertising without being perceived as favoring one over the other or being perceived as competing with them through our service offerings;
•our reliance on large sources of advertising demand, including demand side platforms ("DSPs") that may have or develop high-risk credit profiles or fail to pay invoices when due;
•we may be exposed to claims from clients for breach of contracts;
•errors or failures in the operation of our solution, interruptions in our access to network infrastructure or data, and breaches of our computer systems;
•our ability to ensure a high level of brand safety for our clients and to detect "bot" traffic and other fraudulent or malicious activity;
•our ability to access inventory with high viewability and completion rates;
•the use of our net operating losses and tax credit carryforwards may be subject to certain limitations;
•the possibility of adjustments to the purchase price allocation and valuation relating to the Merger;
•our ability to raise additional capital if needed;
•volatility in the price of our common stock;
•the impact of negative analyst or investor research reports;
•our ability to attract and retain qualified employees and key personnel;
•costs associated with enforcing our intellectual property rights or defending intellectual property infringement and other claims;
•failure to successfully execute our international growth plans; and
•our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including Quarterly Reports on Form 10-Q for 2021. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
NOTE REGARDING THIRD-PARTY INFORMATION
This Annual Report on Form 10-K includes data that we obtained from industry publications and third-party research, surveys and studies. While we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in "Item 1A. Risk Factors" in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those included in this report.

PART I
Item 1. Business
Overview
Magnite, Inc., formerly known as The Rubicon Project, Inc. ("we," or "us"), provides technology solutions to automate the purchase and sale of digital advertising inventory.
On April 1, 2020, we completed a stock-for-stock merger with Telaria, Inc , a leading provider of connected television ("CTV") technology, creating what we believe is the world's largest independent sell-side advertising platform, offering a single partner for transacting globally across all channels, formats, and auction types.
On February 4, 2021, we entered into a Stock Purchase Agreement (the "SpotX Purchase Agreement") with RTL US Holding, Inc. ("RTL") to acquire 100% of the issued and outstanding shares of capital stock of SpotX, Inc., a Delaware corporation, for a purchase price equal to $560 million in cash plus 14 million shares of the Company’s common stock. SpotX is one of the leading platforms shaping CTV and video advertising globally. We believe the acquisition will create the largest independent CTV advertising platform in the programmatic marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers. The SpotX Acquisition is subject to receipt of regulatory approvals and satisfaction of customary closing conditions and is expected to close in the second quarter of 2021.
Our platform features applications and services for sellers of digital advertising inventory, or publishers, that own and operate CTV channels, applications, websites and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, ("DSPs"), to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. Our clients include many of the world’s leading buyers and sellers of digital advertising inventory. Our platform processes over 6 trillion ad requests per month allowing buyers access to a global, scaled, independent alternative to "walled gardens," who both own and sell inventory and maintain control on the demand side.
We provide a full suite of tools for sellers to control their advertising business and protect the consumer viewing experience. These controls are particularly important to CTV sellers who need to ensure a TV-like viewing and advertising experience for consumers.
Buyers leverage our platform to manage their advertising spending and reach their target audiences on brand-safe premium inventory, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers. We believe that our scale, platform features, and omni-channel offering makes us an essential partner for buyers.
The Company is headquartered in Los Angeles, California with a presence in New York, New York. We operate our business on a worldwide basis, with an established operating presence in North America, Australia and Europe, and a developing presence in Asia and South America. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.

COVID-19 Pandemic Impact on the Business
The COVID-19 pandemic and resulting global disruptions negatively affected our revenue, results of operations, cash flows, and financial condition. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. In response to the pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. This decrease was particularly pronounced through the first half of the year, where we experienced a significant decline in our revenues compared to our expectations. Our revenue trends improved significantly during the third and fourth quarters of 2020 as our revenue returned to positive growth.
In addition to the United States, we have personnel and operations in the United Kingdom, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the pandemic and taken measures to try to contain it. Our global workforce maintained a work from home policy for the entirety of the second quarter through year-end 2020 and this policy is expected to continue in the foreseeable future for the majority of our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, to the extent we have extended work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term. We intend to approach returning to our offices with caution and to prioritize the safety and health of our employees, while following the guidance set by local authorities and our landlords.
The economic health of our current and prospective buyers also impacts the collectability of our accounts receivable. Although our liquidity has not been significantly affected by the effects of COVID-19 to date, any downturn in economic conditions in the future may severely impact our liquidity as we may need additional time to collect from buyers, which may impact our ability to pay sellers.
Due to the substantial uncertainties associated with the COVID-19 pandemic, the extent to which the pandemic (and actions taken in response to it by governments, businesses, and individuals) will ultimately impact our business is currently unknown, and depends on various factors, many of which are outside of our control. Refer to Item 1A. "Risk Factors" for additional information related to this risk.

Industry Trends
Continued Shift Toward Digital Advertising
Consumers are rapidly shifting their viewing habits towards digital mediums and expect to be able to consume content seamlessly across multiple devices, including computers, tablets, smartphones, and CTVs whenever and wherever they want. Several factors, including the availability of high-speed broadband and mobile network infrastructure, penetration of internet-connected devices, a proliferation of online content sellers and a behavioral shift towards online and on demand viewing are driving robust growth in digital content consumption. The shift to digital has created opportunities for buyers and sellers of advertising inventory to improve return on advertising investment by using data to more accurately target and measure campaigns. As digital content consumption continues to proliferate, we believe the percentage of advertising dollars spent through digital channels will continue to grow.
Automation of Buying and Selling
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic buying enables the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis, which includes direct sale of premium inventory to a buyer, which we refer to as private marketplace ("PMP"), and open auction bidding, where buyers bid against each other in real-time auction for the right to purchase a publisher's inventory, which we refer to as open marketplace ("OMP"). Programmatic transactions complement a publisher’s direct sales force by enabling them to automate their sales process and improve workflow capabilities to increase productivity. These transactions also create additional revenue opportunities by enabling buyers and sellers to directly communicate and share data to deliver more valuable targeted advertising. Programmatic has become the dominant method of transacting for desktop and mobile inventory and we expect it to continue to grow as a percentage of CTV advertising.
Convergence of TV and Digital
We expect CTV to be a significant driver of our revenue growth. CTV refers to the viewing of digital content on internet connected televisions, including through stand-alone streaming devices, gaming consoles and smart TV operating systems.
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. According to a November 2020 poll conducted by the Interactive Advertising Bureau, approximately 60% of US advertisers planned to shift ad dollars from linear TV to either CTV or OTT in 2021. eMarketer forecasted that advertisers will spent an additional $1.16 billion on programmatic CTV video ads in 2020 compared with 2019, and incremental spending in 2021 will increase to $2.37 billion. The adoption of CTV has disrupted the traditional linear TV distribution model, as eMarketer estimates that approximately 31.2 million U.S. households have "cut-the-cord" (i.e., canceled a pay TV service and continued without it) as of the end of 2020, and this number is expected to increase to close to 50% of all U.S. households by the end of 2024. This disruption has created new options for consumers and new economic opportunities for content sellers to compete with traditional linear TV.
Despite the growth in CTV viewership, the CTV advertising market, in particular programmatic advertising, is still in its early stages. Historically, the largest streaming applications have been subscription-based, and CTV sellers with ad-supported models have been slower to adopt programmatic solutions compared to desktop and mobile sellers due to a variety of technical and business reasons.
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
Although the COVID-19 pandemic caused temporary headwinds related to demand challenges, we believe that the pandemic and resulting shelter-in-place orders have accelerated these positive long-term CTV trends. With people spending more time at home, we have seen a large increase in viewership on CTV. This increase in viewership has the potential to create long-term changes in viewing habits. Many CTV providers have committed to significant increases in investment in quality content, which we believe will further drive increases in viewership. At the same time, macroeconomic challenges are driving consumers away from pay subscriptions towards ad supported models. Prolonged macroeconomic challenges may lead CTV advertisers and sellers to more readily embrace programmatic advertising as they look to create economic efficiencies and reduce costs.
We believe that as streaming continues to become mainstream and ad supported models become more prevalent, brand advertisers that look to engage with streaming viewers will continue to shift their budgets from linear to CTV. As such, we expect CTV to be a significant driver of our revenue growth for the foreseeable future. We expect the pending acquisition of SpotX to further fuel this growth.
Identity Solutions
A number of participants in the advertising technology ecosystem have taken or are expected to take action to eliminate or restrict the use of third-party cookies and other primary identifiers that have historically been used to deliver targeted advertisements. For instance, Google has announced plans to fully eliminate the use of third-party cookies by January 2022, while Apple has further restricted the use of mobile identifiers on its devices. We believe that the elimination of third-party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. We believe that our platform and scale position us well to provide the infrastructure and tools needed for a publisher-centric identity model to succeed, and we are already enabling sellers to create audience segments with their first-party data. In addition to actively working with sellers to develop solutions that could leverage their first party data, we are leading efforts through Prebid.org, with industry support, to create standardized open identity solutions that ensure a smooth transition to a cookieless environment, and offer an alternative to proprietary solutions. Prebid.org is an independent organization that we co-founded, which is dedicated to promoting fair, transparent open source solutions for the programmatic ecosystem. We are also participating in the Wc3 Web standards initiatives, which are being led by Google Chrome, to create anonymized advertising segments. We have contributed several product and design ideas to this process and expects to start production prototypes in the first half of 2021. Finally, we are also actively supporting single sign-on initiatives such as Universal ID 2.0 (UID) and other industry efforts.
We support industry privacy initiatives and believe that the next generation of identity solutions need to be open and ubiquitous, with consumer privacy, transparency and control at the core. We further believe that these solutions will ultimately lead to greater trust and consumer confidence in digital advertising, which will be positive for the advertising ecosystem in the long term. In the short term, however, these changes could create some variability in our revenue across certain buyers or sellers, depending on the timing of changes and developed solutions.
Supply Path Optimization
Supply Path Optimization ("SPO") refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. SPO is important to buyers because it can increase the proportion of their advertising ultimately spent on working media, with the goal of increasing return on their advertising spending, and can help them gain efficiencies by reducing the number of vendors with which they work in a complex ecosystem. We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, including CTV, buyer tools, such as traffic shaping that reduce the cost of working with us, and our brand safety measures.
Header Bidding and Data Processing
Header bidding is a programmatic technique by which sellers offer inventory to multiple ad exchanges and supply side platforms, such as our platform, simultaneously. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels, and while the rise and rapid adoption of header bidding increased revenue for sellers, it has also created new challenges and technical complexities. Header bidding has led to a significant increase in the number of ad impressions to be processed and analyzed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed.

We have invested in technology solutions to help manage the increased infrastructure costs of header-bidding while increasing our access to valuable seller inventory.

How We Generate Revenue
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

Magnite: Competitive Strengths of Our Platform. Key competitive strengths of our platform include:
Leadership in CTV
Our platform has been strategically built to meet the unique requirements of CTV sellers. Many of these sellers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic CTV advertising. For instance, our "ad-pod" feature provides long-form content sellers with a tool analogous to commercial breaks in traditional linear television, so that they can request and manage several ads at once from different demand sources, in a single ad-pod. In addition, we provide dynamic ad insertion to serve live streaming events, audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
We have invested significant time and resources cultivating relationships with CTV sellers and have built a specialized team of CTV experts across our engineering and sales functions to support our clients and evangelize the benefits of CTV advertising. In addition, for certain larger CTV sellers, we may build custom features or functionality to help drive deeper adoption.
Scaled Omni-Channel Platform
We offer a scaled omni-channel platform that brings value to both buyers and sellers of ad inventory. For buyers, we offer a single omni-channel partner to reach target audiences globally across all channels, including CTV, mobile, desktop, and digital out-of-home, and formats, including video, display, and audio. For sellers, we partner as a one stop shop where they can sell digital advertising across all of their properties, regardless of device or format, and gain instant access to the world’s largest automated digital advertising buyers with the flexibility to sell their advertising inventory in an automated fashion on an impression-by-impression basis. We believe large numbers of diverse sellers on our platform attract more buyers and vice versa, resulting in a self-reinforcing network effect that adds value for all our clients and creates a stickier platform solution.
Private Marketplace Solutions
A significant portion of premium inventory is purchased and sold through PMPs, in particular with respect to CTV. Some sellers will continue to rely on their own sales forces for sales of premium inventory, but will benefit from automation to better price, match, and place campaigns, and to automate manual operations such as ad trafficking, quality assurance, and billing and collections. Our capabilities support sales functions rather than replacing them, which eliminates friction in the sales process. Buyers and sellers can also leverage their first-party data assets and third-party data assets in our platform to increase the value of sellers' inventory and the precision of buyers' targeting efforts.
Big Data Analytics and Machine-Learning Algorithms; Bid Filtering
A core aspect of our value proposition is our big data and machine-learning platform that is able to discover unique insights from our massive data repositories. Our systems collect and analyze a myriad of information such as historical clearing prices, bid responses, buyer preferences, ad formats , user location, buyer audience preferences, how many ads the user has seen, browser or device information, and sellers’ first party data about users. Our access to data puts us in a unique position to develop differentiated insights to help both buyers and sellers. Our solution is constantly self-improving as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher-quality matching between buyers and sellers. This data also fuels our bid filtering technology, allowing us to more aggressively block traffic that is not likely to monetize. We believe that our traffic optimization coupled with bid filtering improves return on investment for buyers and increases revenue for sellers, which in turn attracts more buyers and sellers to our platform creating a dual network effect that makes our platform stickier. These capabilities also help us manage the costs associated with the high volumes of ad requests we receive.
Identity Solutions
We offer identity solutions that help buyers and sellers create better matches and increase advertising ROI and the value of the underlying impression. Our tools enable sellers to create audience segments based on first-party data, which makes their advertising inventory more valuable to buyers looking to achieve specific campaign goals. In addition, our technology is integrated with a number of third party data, attribution and identity vendors, allowing buyers and sellers to leverage these solutions directly through our platform without the need for multiple vendor contracts.
Header Bidding and Demand Manager Solutions
We are integrated with all of the major header-bidding standards, including Prebid.org, which we co-founded, as well as the solutions offered by Google and Amazon. We believe the various header bidding alternatives we offer, our buyer reach and scale, our buying efficiency, and our machine-learning capabilities put us in a strong position to compete for seller impressions monetized through header-bidding solutions, and we expect these header bidding solutions to deliver a meaningful volume of impressions. We have also launched Demand Manager, a software solution that helps desktop and mobile sellers manage all of their header-bidding advertising inventory, regardless of who wins the impression, for a fee based on a percentage of that advertising spending. We believe that adoption and proliferation of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
Transparency and Controls
We generate revenue each time an impression is monetized on our platform based on a simple and transparent fee structure established with our publisher partners, and do not collect any fees directly from buyers. Our clients direct the sale and management of ad inventory through our platform, including the ability to define supply hierarchies and demand tiers, set minimum price floors, and establish advertiser and category level blocked and allowed lists. We provide sellers with detailed analytics, which allows them to effectively monitor buying patterns and make real-time changes to take advantage of market dynamics and maximize their yield.
Self-Service Model
We offer a self-service model that lets sellers access our platform without extensive involvement by our personnel. This model allows us to scale efficiently and grow our business at a faster pace than the growth of our sales and support organization. As a result, we are able to achieve a high degree of operating leverage, which positions our business for growing profitability.
Buyer Tools
We have a suite of buyer tools designed to improve ROI for buyers and help them meet their campaign strategies. Our Direct Connect offering allows agency holding companies and major brands to create their own private label marketplaces and establish direct connections with sellers through our platform, while our custom auction packages provide buyers with a versatile and cost effective way of curating and targeting open market inventory based on categories such as audience, context, and viewability. In addition, our innovative bid shading technology, Estimated Market Rate, helps buyers bid more effectively in a first price auction environment.
Independence
We are fully aligned with the interests of our publisher clients. Unlike some large industry participants, we do not have our own media properties that compete for advertising spending with our sellers. Therefore, we are agnostic and have no preference towards delivering demand to any specific publisher. In addition, because we do not offer a demand side platform, we are able to avoid inherent conflicts of interest that exist when serving both the buy- and sell-side.

Magnite: Growth Strategies. The key elements to our long-term growth strategy include:
Focus on CTV
We expect CTV to be the biggest driver of our growth. As streaming video continues to become mainstream and ad-supported models become more prevalent, we believe brand advertisers will continue to shift their budgets from linear television to CTV. We plan to invest significant resources in technology, sales and support related to our CTV growth initiatives. Consistent with this growth objective, on February 4, 2021, we entered into an agreement to acquire SpotX, a leading platform shaping CTV and video advertising globally. We expect the pending SpotX Acquisition to accelerate our CTV growth.
Supply Path Optimization
As described above, SPO refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. We believe we are well positioned to benefit from SPO due to the factors described above and that it presents an opportunity for us to capture market share and increase the volume of advertising spend on our platform. To capitalize on SPO opportunities, we have invested in our buyer focused sales team to pursue more direct relationships with advertisers and agencies.
Identity Solutions
As described above, we believe that the elimination of third party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. As the largest independent supply side platform, we believe we are well positioned to take a leadership position in driving open identity solutions that will benefit buyers and sellers on our platform.
Increase Efficiencies on our Exchange
We aim to increase the operational efficiency of our platform, so as to enable buyers and sellers to achieve their campaign and monetization objectives in a cost-effective manner. Our solution is constantly self-improving as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher quality matching between buyers and sellers. We are continuing to invest in traffic optimization and bid filtering technology to allow us to monetize a higher proportion of the ad requests on our platform, which reduces costs for us as well as the process costs for buyers. We believe these cost savings make our platform more attractive to buyers, which in turn improves revenue opportunities for sellers.
Increasing Seller Inventory
In order to increase the transaction volume on our platform we are continuously looking to add new high quality sellers to our platform. In addition, we are seeking to expand our existing relationships with sellers to increase our share of their inventory, in particular in the CTV and OTT space where inventory is controlled by fewer sellers. Our plan for increasing our inventory volumes includes establishing and deepening our direct relationships with sellers, including through custom integrations, expanding our seller tools, capitalizing on our omni-channel capabilities and leveraging our header bidding integrations, including through Demand Manager.
Expand our International Footprint, Especially in Asia and South America
With established operating presence in North America, Australia and Europe, and a developing presence in Asia and South America, we serve buyers and sellers on a global basis. We plan to continue to expand our international presence and make additional investments in sales, marketing and infrastructure to support our long-term growth and to position ourselves for expected increases in the penetration of programmatic advertising globally. We expect programmatic advertising to grow at different rates in different geographic markets, and are constantly evaluating new markets with a strategy to use our existing infrastructure and adjacent sales offices or by expanding our infrastructure footprint and placing personnel directly in those markets.
Continue to Innovate and Enhance our Platform
We are working on a number of platform innovations and enhancements designed to improve the value to our clients. We intend to invest in new features that facilitate the creation of first-party publisher segments, improve upon our traffic optimization and bid filtering, enhance our brand safety controls, and help sellers to optimize their yield. For example, we recently launched the open beta of Unified Decisioning, which gives sellers the tools and controls to define when and how direct sold and programmatic demand should compete. The solution works alongside all major ad servers so that the optimal ad set is chosen taking into consideration both direct and programmatic deal priority and yield while ensuring publisher’s business rules, including frequency capping and competitive separation, are enforced.

Technology and Development
To support a majority of our non-CTV transactions, we have developed a globally distributed infrastructure hosted at data centers in the U.S., Europe, and Asia that run our proprietary software. Our CTV transactions run primarily on a cloud-based infrastructure. These two approaches optimize the type of traffic we handle - hosted data centers for high-frequency, low-

latency transactions and cloud-supported for lower frequency transactions subject to more volatile viewing patterns, for example CTV prime-time viewing spikes.
Our approach supports the volume, diversity, and complexity of buyers’ bidding patterns, which increases market liquidity. Bid efficiency algorithms provide bid prediction (i.e., which buyers are most likely to bid on a given impression) and throttling (i.e., the volume of bid requests a given buyer can process), to improve infrastructure load and execute transactions efficiently by only sending bid requests to those buyers of advertising inventory who can handle the volume and are likely to respond.
This infrastructure is supported by real-time data pipelines, a system that quickly moves volumes of data generated by our business into reporting and machine-learning systems that allow usage both internally and by buyers and sellers. It also is supported by a 24-hour Network Operations Center, which provides failure protection by monitoring and rerouting traffic in the event of equipment failure or network performance issues between buyers and our marketplace, and our core technology and development team, which is responsible for the design, development, operation, and maintenance of our platform, and employs an agile development process that emphasizes frequent, iterative, and incremental development cycles.
We believe that continued investment in our platform, including its technologies and functionalities, is critical to our success and long-term growth.

Sales and Marketing
We market our solution to buyers and sellers through a global sales teams that operate from various locations around the world. These teams leverage market knowledge and expertise to demonstrate the benefits of advertising automation and our solution to buyers and sellers. We deploy a professional services team with each seller integration to assist sellers in getting the most value from our solution. Our client services teams work closely with clients to support campaigns. Our buyer team focuses on the unique challenges and priorities of buyers and is separately managed in order to properly represent this important client group. Our marketing initiatives are focused on managing our brand, increasing market awareness, and driving advertising spend to our platform. We often present at industry conferences, create custom events, and invest in public relations. In addition, our marketing team advertises online, in print, and in other forms of media, creates case studies, sponsors research, writes whitepapers, publishes marketing collateral, generates blog posts, and undertakes client research studies.

Competition
Our industry is highly competitive. Overall digital advertising spending is highly concentrated in a small number of very large companies that have their own inventory, including Google, Facebook, Comcast, Verizon, AT&T and Amazon, with which we compete for digital advertising inventory and demand. These companies are formidable competitors due to their huge resources and direct user relationships, and will become even more dominant as third-party cookie use decreases. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, or SSPs, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and buyers are increasingly demanding more transparency and lower transaction costs and establishing relationships directly with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. In addition, we believe we enjoy a number of competitive strengths, as further detailed above.

Human Capital: Our Team and Culture
Our team draws from a broad spectrum of experience, including data science, machine-learning algorithms, infrastructure, software development, and from experienced leadership on the seller and buyer sides, including CTV, mobile and video. In addition to the United States, we have personnel and operations in the United Kingdom, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil in order to service buyers and sellers on a global scale.
Culture
We strive to build a culture that is high-performing and results-oriented while emphasizing transparency, collaboration and innovation. Our recruitment team seeks individuals that are committed to seeing the big picture and being catalysts of change. We ask our employees to empower others, make a difference and ensure our company is an exciting place to work, not just a "job."
Diversity, Equity and Inclusion
Our Magnify Council is focused on enhancing diversity, equity and inclusion. Our objectives, through the support of the Magnify Council, are to create "the best" employee experience, continually deploy programs to develop diverse talent, and support external partners that emphasize the global promotion of diversity, equity and inclusion.
Talent Retention
We reward team and individual excellence and are committed to creating an exceptional workplace environment in which we seek feedback from our employees in annual engagement surveys. We believe in continual feedback on performance. Our employees set goals at a regular cadence throughout the year and managers provide achievement ratings. Additionally, we routinely analyze voluntary employee turnover to understand and address trends. We give equity to our employees to promote alignment and ownership.
Employee Wellness and Safety
Due to the COVID-19 pandemic, our global workforce maintained a work from home policy for the entirety of the second, third, and fourth quarters of 2020 and is expected to continue in the foreseeable future for the majority of our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, we recognize that stressful circumstances require us to provide additional care for our employees. In 2020, we introduced quarterly mental health days, deployed a global employee assistance program, and a digital platform with access to live classes and discussions supporting wellness.
Conduct
We are committed to promoting high standards of honest and ethical business conduct and compliance in alignment with our cultural values. We do not tolerate harassment or discrimination. Our employees are required to take annual harassment and discrimination training as well as acknowledge our Code of Business and Ethics Policy.
As of December 31, 2020, we had 569 full-time employees.

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

Client Dynamics
Sellers
Sellers own or operate media properties, websites and applications through which advertisements can be delivered to consumers as they navigate across screens. Sellers use our platform to monetize and manage their advertising inventory.
While we work with many clients, a relatively small number of them provide a large share of the unique user audiences accessible by buyers. This is particularly true in CTV, where sellers tend to be larger and more sophisticated compared to other online sellers. Given the limited number of CTV sellers, we are focused on building deeper, long-term strategic partnerships with these clients through a full-service business development strategy. We have invested significant resources in identifying and cultivating these relationships and our sales executives and account managers often serve a consultative role within a client’s sales organization to help establish best practices and evangelize the benefits of programmatic CTV advertising. This team is further supported by our product and engineering team with deep technical expertise, and for larger clients, we may build out custom features or functionality to help drive deeper adoption of our platform.
In the mobile channel, most of the application providers that make inventory available through our platform utilize system development kits ("SDKs") and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in a material reduction of the amount of mobile inventory available through our platform. We encourage application developers to use our own SDK when appropriate, but it is difficult to displace existing SDKs.
Buyers
On the buy-side of our business, while demand for advertising inventory is very distributed, spending by advertisers and agencies on digital advertising inventory has historically been channeled through technological intermediaries, principally DSPs.
These DSPs are directly connected to our technology through server-to-server integrations and are responsible for bidding on and purchasing advertising inventory on our platform pursuant to master service agreements. We have relationships with almost all of these major DSPs, and because there are relatively few of them, each of these relationships is important to us and represents a source of demand that could be difficult for us to replace.
We maintain close relationships with DSPs to maximize the amount of spend being transacted through our platform. For instance, our sales team collaborates with DSPs to create custom private marketplaces that fit specific targeting criteria for a given campaign and our team of technical account managers continually monitors DSP bidding activities and provides recommendations that inform their trading practices.
While the DSP is directly responsible for purchasing advertising inventory, the overall direction of an advertising campaign is typically determined by the advertiser or advertising agency that has engaged the DSP. For certain private marketplace transactions, the specific parameters of a campaign may be negotiated directly with the advertiser or agency without involvement of a DSP. Accordingly, in order to increase the amount of spend transacted on our platform, and in furtherance of our SPO efforts, we also maintain close relationships directly with brand advertisers and agencies.

Geographic Scope of Our Operations
The growth of programmatic advertising is expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We face staffing challenges, including difficulty in recruiting, retaining, and managing a diverse and distributed workforce across time zones, cultures, and languages. We must also adapt our practices to satisfy local requirements and standards (including differing privacy requirements that are sometimes more stringent than in the U.S.), and manage the effects of global and regional recessions and economic and political instability. Transactions denominated in various non-U.S. currencies expose us to potentially unfavorable changes in exchange rates and added transaction costs. Foreign operations expose us to potentially adverse tax consequences in the United States and abroad and costs and restrictions affecting the repatriation of funds to the

United States. For detailed information regarding our revenue and property and equipment, net by geographical region, see Note 4 and Note 7 of the "Notes to Consolidated Financial Statements."

Regulation
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
There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act ("COPPA"), imposes restrictions on the collection and use of data about users of child-directed websites. With respect to COPPA, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve personalized advertisements on child-directed sites, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child-directed sites, and (iv) limits the data that we collect and use on such child-directed sites.
The use and transfer of personal data in the European Economic Area ("EEA") member states and the United Kingdom (“UK”) is currently governed by the General Data Protection Regulation (the "GDPR"). The GDPR sets out higher potential liabilities for certain data protection violations and establishes significant new regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the EEA and UK. While data protection authorities have started to clarify certain requirements under GDPR, significant uncertainty remains as to how the regulation will be applied and enforced.
In addition to the GDPR, a number of new privacy regulations will or have already come into effect. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This law imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new law, titled the California Privacy Rights Act ("CPRA") recently passed as a ballot initiative in California and will impose additional notice and opt out obligations on the digital advertising space. This law, which will take effect in January 2023, will cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
Further, the European Union is expected to replace the EU ePrivacy Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation impose fines for violations that are materially higher than those imposed under the ePrivacy Directive.
The GDPR also prohibits the transfer of personal data of EU and UK subjects outside of the EEA and the UK, unless the party exporting the data from the EU or UK implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have historically relied on certain compliance mechanisms that have since been invalidated, and had to shift our business practices to rely on other legally sufficient compliance measures. However, guidance on exactly what measures must be taken to allow the lawful transfer of personal data to the United States remains unclear. While we will interpret the guidance and continue to explore the additional measures that can be implemented to protect personal data that is transferred to us in the United States, we remain subject to regulatory enforcement by data protection authorities located in the EU, UK and the United States. By relying on these compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, to the extent any new guidance emerges to these compliance measures, it could further invalidate our approach to data export from the EEA and UK. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure.
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
Beyond laws and regulations, we are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau ("IAB"), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver personalized advertisements. We allow consumers to opt-out from the use of data we collect for purposes of behavioral advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.
Until prevailing compliance practices standardize, the impact of worldwide privacy regulations on our business and, consequently, our revenue could be negatively impacted.
For additional information regarding regulatory risks to our business, see "Item 1A. Risk Factors."

Seasonality
Our advertising spend, revenue, cash flow from operations, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of buyer spending. For example, many buyers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarters than in other quarters.

Working Capital Requirements
Our revenue is generated from advertising spend transacted on our platform using our technology solution. Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. We attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, in some cases, we may be required to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. In addition, growth and increased competitive pressure in the digital advertising industry are causing overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles.
Some buyers have experienced financial pressures that have motivated them to challenge some details of our invoices or to slow the timing of their payments to us. In addition, although our liquidity has not been significantly affected by the effects of COVID-19 to date, any downturn in economic conditions in the future may severely impact our liquidity as we may need additional time to collect from buyers, which may impact our ability to pay sellers. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from buyers. This may result in additional cash expenditures and cause us to forgo or defer other more productive uses of that working capital.

Available Information
The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments and other information with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Sections 13(a) and 15(d) of the Exchange Act. Information filed by the Company with the SEC is available free of charge on the Company’s website at investor.magnite.com as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

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
Risks Related to the Proposed Acquisition of SpotX
We may not complete the acquisition of SpotX or complete the acquisition within the time frame we anticipate. Failure to complete the acquisition could have material adverse effects on us.
The completion of the acquisition is subject to a number of customary closing conditions, including, among other things, the absence of certain legal impediments and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which make the completion and timing of the acquisition uncertain. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the acquisition will be satisfied or waived or that the acquisition will be completed.
If the acquisition is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the acquisition, will be subject to a number of risks, including the following:
•the market price of our common stock could decline;
•we could be liable for damages incurred or suffered by the seller of SpotX in specified circumstances;
•if the SpotX Purchase Agreement is terminated and our board seeks another acquisition, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the SpotX Purchase Agreement;
•time and resources, financial and other, committed by our management to matters relating to the acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from our customers, suppliers or employees; and
•we will be required to pay certain costs relating to the acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the acquisition is completed.
In addition, if the acquisition is not completed, we could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the SpotX Purchase Agreement. Because our obligations under the SpotX Purchase Agreement are not conditioned on our receipt of or ability to obtain financing, there is a risk we could be liable for damages to the seller of SpotX or subject to litigation or enforcement proceedings even in circumstances where our inability to close the transaction is due to a failure to timely obtain financing on the terms contemplated by the Commitment Letter (discussed below) or at all. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results and stock price.
Similarly, delays in the completion of the acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the acquisition and could materially and adversely impact our ongoing business, financial condition, financial results and stock price following the completion of the acquisition.
We may not be able to achieve anticipated cost savings or other anticipated benefits of our acquisition of SpotX.
The success of the acquisition will depend, in part, on our ability to successfully integrate SpotX with our business and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the acquisition in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of our solutions by, buyers and sellers of advertising inventory. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline. We may fail to realize some or all of the anticipated benefits of the acquisition if the integration process takes longer than expected or is more costly than expected. The integration of SpotX with our business may result in material challenges, including, without limitation:
•managing a larger, more complex business;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the acquisition, and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating information technology, communications and other systems;
•coordinating geographically separate organizations; and
•unforeseen expenses or delays associated with the acquisition.
Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or cost synergies, and other adverse impacts, which could materially affect our financial position, results of operations and cash flows.
Due to legal restrictions, we are currently permitted to conduct only limited planning for the integration of SpotX following the acquisition. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.
Our proposed financing of the acquisition of SpotX will significantly increase our leverage, which may put us at greater risk of defaulting on our debt obligations and limit our ability to conduct necessary operating activities, make strategic investments, respond to changing market conditions, or obtain future financing on favorable terms.
We intend to finance the cash portion of the SpotX acquisition consideration in part through borrowings under certain proposed new credit facilities. In connection with the SpotX Purchase Agreement, we entered into a commitment letter (the "Commitment Letter" pursuant to which, subject to the terms and conditions set forth therein, Goldman Sachs Bank USA has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $560 million (the "Term Loan Facility"). The funding of the Term Loan Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms set forth in the Commitment Letter and the consummation of the SpotX acquisition in accordance with the SpotX Purchase Agreement.
The completion of the Term Loan Facility, if at all, would significantly increase our indebtedness and require us to comply with certain financial metrics and restrictive covenants. The increased leverage could adversely affect our business and operating results by:
•making it more difficult for us to make payments on our indebtedness and comply with applicable financial metrics and covenants;
•requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for operations, distributions, acquisitions and capital expenditures;
•making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
•requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or
•limiting our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.
We may be able to incur substantial additional indebtedness in the future, subject to the restrictions governing our existing indebtedness, which would further exacerbate the leverage risks described above.
If the acquisition of SpotX is completed, our current stockholders will generally have a reduced ownership and voting interest after the acquisition.
Our stockholders currently have the right to vote to elect our directors and on other matters affecting the company. Immediately after the completion of the acquisition, each of our stockholders will remain a stockholder, but with a percentage ownership that will be smaller than such stockholder’s percentage ownership as of immediately prior to the acquisition. As a result of this reduced ownership percentage, our stockholders will generally have less voting power after the acquisition than they did prior to the acquisition.

If the acquisition of SpotX is completed, the seller of SpotX will own a substantial portion of our outstanding common stock, and their interests may not always coincide with the interests of the other holders.
If the acquisition of SpotX is completed, the seller of SpotX, RTL or an affiliate of RTL designated pursuant to the SpotX Purchase Agreement, will receive 14 million shares of our common stock, subject to certain adjustments. As a result, RTL may have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of RTL may not always coincide with the interests of the other holders of our common stock. As part of the SpotX Purchase Agreement, RTL has agreed to abide by certain standstill covenants with respect to us and our securities for a period of three years following the closing of the transaction.
Completion of the acquisition of SpotX may trigger change in control or other provisions in agreements to which SpotX is a party, which may have an adverse impact on our business and results of operations following completion of the acquisition.
The completion of the acquisition may trigger change in control and other provisions in certain agreements to which SpotX is a party. If SpotX and we are unable to negotiate waivers of those provisions, counterparties may exercise their rights and remedies under the agreements, including terminating the agreements or seeking monetary damages or equitable remedies. Even if we are able to negotiate consents or waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us. Any of the foregoing or similar developments may have an adverse impact on our business and results of operations following completion of the acquisition, including by diminishing or making it more difficult for us to realize some or all of the anticipated benefits of the acquisition, or by increasing the costs to us of completing the acquisition.
Any acquisitions we undertake may disrupt our business, adversely affect operations, dilute stockholders, and expose us to costs and liabilities.
Acquisitions have been an important element of our business strategy, and we may pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete, including, if completed, our acquisition of SpotX, would involve a number of risks, which may include the following:
•the identification, acquisition, and integration of acquired businesses require substantial attention from management. The diversion of management's attention and any difficulties encountered in the transition process could hurt our business;
•the identification, acquisition, and integration of acquired businesses requires significant investment, including to determine which new service offerings we might wish to acquire, harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions;
•the anticipated benefits from the acquisition may not be achieved, including as a result of loss of clients or personnel of the target, other difficulties in supporting and transitioning the target's clients, the inability to realize expected synergies from an acquisition, or negative organizational cultural effects arising from the integration of new personnel;
•we may face difficulties in integrating the personnel, technologies, solutions, operations, and existing contracts of the acquired business;
•we may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;
•to pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund any cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations;
•acquisitions expose us to the risk of assumed known and unknown liabilities including contract, tax, regulatory or other legal, and other obligations incurred by the acquired business or fines or penalties, for which indemnity obligations, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage;
•new business acquisitions can generate significant intangible assets that result in substantial related amortization charges and possible impairments;
•the operations of acquired businesses, or our adaptation of those operations, may require that we apply revenue recognition or other accounting methodologies, assumptions, and estimates that are different from those we use in our current business, which could complicate our financial statements, expose us to additional accounting and audit costs, and increase the risk of accounting errors;

•acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act");
•acquisition of businesses based outside the United States would require us to operate in foreign languages and manage non-U.S. currency, billing, and contracting needs, comply with laws and regulations, including labor laws and privacy laws that in some cases may be more restrictive on our operations than laws applicable to our business in the United States; and
•acquisitions can sometimes lead to disputes with the former owners of the acquired company, which can result in increased legal expenses, management distraction and the risk that we may suffer an adverse judgment if we are not the prevailing party in the dispute.

Risks Related to COVID-19
The recent COVID-19 pandemic and spread of COVID-19 has impacted and may have material adverse effects on our business, financial position, results of operations and/or cash flows.
Our business has been impacted and may be materially adversely impacted by the effects of the COVID-19 pandemic. In addition to the United States, we have personnel and operations in the United Kingdom, Canada, France, Australia, New Zealand, Germany, Italy, Japan, Singapore, and Brazil, and each of these countries has been affected by the pandemic and taken measures to try to contain it. These measures have impacted and may further impact our workforce and operations, and the operations of our sellers and buyers.
The COVID-19 pandemic has in the short-run and may over the longer term adversely affect the economies and financial markets of many countries. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we conduct most of our business, has caused advertisers to significantly reduce their advertising budgets. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. As a result of advertisers significantly reducing their overall advertising spending, our revenue and results of operations have been directly affected. Though our revenue trends improved and stabilized in the second half of 2020, there can be no assurance that these trends will continue.
In addition, the economic health of our current and prospective buyers impacts the collectability of our accounts receivable. Although our liquidity has not been significantly affected by the effects of COVID-19 to date, any prolonged downturn in economic conditions in the future may severely impact our liquidity as we may need additional time to collect from buyers, which may impact our ability to pay sellers.
The degree to which the COVID-19 pandemic and responses thereto impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although the full magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the spread of COVID-19 and the imposition of related public health measures and travel and business restrictions has and is expected to continue to adversely impact our forecasted business, financial condition, operating results and cash flows.
Additional or unforeseen effects from the COVID-19 pandemic and the resulting economic distress could implicate or amplify many of the other risks discussed below.

Risks Related to Our Business, Growth Prospects and Operating Results
If CTV advertising spend grows more slowly than we expect our operating results and growth prospects could be harmed.
The growth of our platform is dependent, in part, on the continued growth in CTV advertising spend. Growth in the CTV advertising market is dependent on a number of factors, including the pace of cord-cutting (the replacement of tradition linear TV for CTV streaming), the continued proliferation of digital content and CTV providers, the adoption of ad-supported models by CTV sellers in lieu of, or in addition to, subscription models, and an acceleration in the shift of ad dollars from traditional linear TV to CTV to keep pace with changing viewership habits. If the market for ad-supported CTV develops more slowly than we expect or fails to develop as a result of these or other factors, our operating results and growth prospects could be harmed.
If CTV sellers fail to adopt programmatic advertising solutions, or adopt such solutions more slowly that we expect, our operating and growth prospects could be harmed.

As digital advertising has continued to scale and evolve, the amount of advertising being bought and sold programmatically has increased dramatically. Despite the opportunities created by programmatic advertising, CTV sellers have been slower to adopt programmatic solutions compared to desktop and mobile video sellers. Many CTV sellers have backgrounds in cable or broadcast television and have limited experience with digital advertising, and in particular programmatic advertising. For these sellers, it is extremely important to protect the quality of the viewer experience to maintain brand goodwill and ensure that online advertising efforts do not create sales channel conflicts or otherwise detract from their direct sales force. In this regard, programmatic advertising presents a number of potential challenges, including the ability to ensure that ads are brand safe, comply with business rules around competitive separation, are not overly repetitive, are played at the appropriate volume and do not cause delays in load-time of content. Our platform was designed to address these challenges and we have invested significant time and resources cultivating relationships with CTV sellers to establish best practices and evangelize the benefits of programmatic CTV.
While we believe that programmatic advertising will continue to grow as a percentage of overall CTV advertising, there can be no assurances that CTV sellers will adopt programmatic solutions or the speed at which they may adopt such solutions. Any such failure or delay in adoption could negatively impact our finance results and growth prospects.
We may not be able to maintain or increase access to the CTV advertising inventory monetized through our platform on terms acceptable to us.
Our success requires us to maintain and expand our access to premium and unique advertising inventory. We do not own or control the ad inventory upon which our business depends and do not own or create content. Sellers are generally not required to offer a specified level of inventory on our platform, and we cannot be assured that any publisher will continue to make their ad inventory available on our platform. Sellers may seek to change the terms on which they offer inventory on our platform, including with respect to pricing, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms. Furthermore, sellers may enter into exclusive relationships with our competitors, which preclude us from offering their inventory.
These risks are particularly pronounced with CTV sellers. CTV inventory is highly sought after, and unlike desktop or mobile advertising, which may come from disparate sources, CTV inventory tends to be concentrated on a smaller number of larger sellers that enjoy significant negotiating leverage. This dynamic has been exacerbated by consolidation in the industry, as a number of digital-first CTV sellers have been acquired by larger established television and media brands. In some instances, consolidation may result in the loss of business with an existing client (for example, if an acquiror has a preferred relationship with one of our competitors or has a proprietary solution). As a result of this concentration, the loss of a CTV client may result in a significant decrease in the amount of CTV inventory available through our platform. Any decrease in our ability to access CTV inventory could negatively impact our results, as we view CTV revenue as a key differentiator and driver for our growth.
We may not be able to achieve anticipated benefits of the merger with Telaria.
The success of the Merger will depend, in part, on our ability to successfully combine and integrate our business with Telaria, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the Merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of our solutions by, buyers and sellers of advertising inventory. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company common stock may decline. The combined company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. The integration of the two companies may result in material challenges, including, without limitation:
•managing a larger, more complex combined business;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the Merger, and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating information technology, communications and other systems;
•coordinating geographically separate organizations; and
•unforeseen expenses or delays associated with the Merger.
    Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or cost synergies, and other adverse impacts, which could materially affect the combined company’s financial position, results of operations and cash flows.

We may be unsuccessful in our Supply Path Optimization efforts.
SPO refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. There are a number of criteria that buyers use to evaluate supply partners. While we believe we are well positioned to benefit from supply path optimization in the long run as a result of our transparency, our pricing tools, which reduce the overall cost of working with us, our broad and unique inventory supply across all channels and formats, buyer tools such as traffic shaping that reduce the cost of working with us, and our brand safety measures, we compete for demand with a number of well-established companies, and buyers have not always embraced our offering due to various factors, including the perception that competitors have superior technology or produce better results.
We must continue to adapt and improve our offerings to win buyers’ business. In order to achieve increased advertising spend, we may negotiate discounts to our seller fees with agencies and advertisers, and we have increasingly been receiving requests from buyers for discounts, rebates, or similar incentives to move more advertising spending to our platform. We believe that because our business has many fixed costs, increases in advertising spend volume create opportunity to disproportionately improve net income, even with increased seller fee discounts. However, our results could be negatively impacted if our advertising spend increases and cost leverage is not adequate to compensate for discounted fees.
Our Demand Manager service requires significant upfront investments, has a long on-boarding and ramp-up period, and may not be successful.
In 2019 we announced a new offering called Demand Manager. Demand Manager helps sellers effectively monetize their advertising inventory through configuration tools and analytics to make it easier to deploy, configure, and optimize Prebid-based header bidding solutions. Before clients are able to begin using Demand Manager, we expend a significant amount of time and costs in the initial setup and implementation, and we do not recognize revenue from Demand Manager clients until we commence services, often after an additional initial trial period. The pace of adoption of Demand Manager depends on the features and capabilities provided by our solution, as well as acceptance and expansion of the underlying Prebid-based header bidding solutions, which we do not control. While we anticipate long-term revenue growth from Demand Manager, there can be no assurance that we will be able to add additional clients to our service or expand the inventory managed by current clients and thus grow revenue.
We made a strategic decision to eliminate our buyer fees in 2017, which at the time accounted for a significant percentage of our revenue.
In response to increasing market pressure and in an effort to be more competitive, on November 1, 2017 we eliminated buyer transaction fees. Buyer transaction fees represented approximately 49% of our revenue for the first ten months of 2017, which is the period during which we charged buyer fees in 2017. Consequently, the elimination of our buyer transaction fees has had a severe adverse effect on our revenue and margins. In order to adjust for the elimination of these fees, we refocused our business on growing advertising spend through increased volume of transactions and operating with increased efficiencies. These initiatives included investments in bid shaping and bid filtering technology that has allowed us to improve our fill rate, or the percentage of ad requests on our platform that are monetized.
Though we’ve taken steps to significantly increase advertising spend on our platform, we may not succeed in continuing to increase transaction volume or improve fill rates. To the extent we are unable to compensate for our price reductions by continuing to increase advertising spend on our platform, our revenue will decline, we will not be able to grow our business, our cash resources may be depleted, and we may be forced to seek additional capital to support our business and operations. If we are required to cut costs further in order to remain competitive, we may have difficulty identifying and implementing significant additional cost reduction measures without adversely impacting our operations and our ability to provide competitive services to our clients.
Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and consumer needs, regulatory changes, and the frequent introduction of new solutions by our competitors to which we must adapt and respond. Our future success will depend in part upon our ability to enhance our existing solution and to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements. Our solutions are complex and can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability; however, we may encounter unanticipated difficulties that require us to re-direct, scale back, or modify our efforts. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning, and can result in acceleration of some initiatives and delay of others. We have expanded our use of outsourced software development, which may put the company at greater risk with respect to our technology development because we may have less control over the performance of outside programmers and we may be at greater risk of losing their services. To the extent we do not manage our development efforts efficiently and effectively, we may fail to produce solutions that respond appropriately to the needs of buyers and sellers, and competitors may more successfully develop responsive offerings. If our solution is not competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration.
The emergence of header bidding has increased competition from other demand sources and may cause infrastructure strain and added cost.
In the mobile and desktop channels, sellers have embraced header bidding, a technology solution by which impressions that would have previously been exposed to different potential sources of demand in a sequence dictated by ad server priorities are instead available for concurrent competitive bidding by demand sources. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. While header bidding has the potential to increase our access to inventory that otherwise would have been allocated first to other exchanges, thus increasing our revenue opportunity, it has also resulted in a number of challenges for our business. First, some sellers with which we have had direct relationships may choose not to integrate with us as a header-bidding demand source, in which case we will have less opportunity to access their advertising inventory through our platform. Second, certain sources of demand, including owners of the header bidding solutions, may be prioritized by sellers in their header bidding implementation, leaving us at a competitive disadvantage in the auction. Third, just as header bidding allows us to compete with demand sources that would previously have been above us in sellers' ad server sequences, it exposes us to additional competition by demand sources that, prior to the emergence of header bidding, might have been below us in the sellers' ad server sequences or otherwise unable to compete effectively for inventory. Lastly, header-bidding has vastly increased the volume of ad requests that need to be processed and analyzed through our system, resulting in increased infrastructure costs.
If we are unable improve the efficiency and effectiveness of our current header bidding solution and installations we may not fully offset these increased infrastructure costs, and we will not be able to take full advantage of the opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of inventory. In addition, our success in monetizing impressions through header-bidding solutions is dependent on the interoperability of our platform with proprietary header-bidding solutions, some of which are owned by our competitors. As a result, we may be susceptible to evolution in technology and changes in business practices by the owners of such header-bidding solutions that we cannot predict.
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards unifying demand may become more prevalent in the future. If we are not able to effectively adapt our technology to such solutions or if their adoption results in increased competition for CTV inventory, we may have reduced opportunities or it may be more costly to monetize this inventory, which would negatively affect our results.
We must increase the scale and efficiency of our technology infrastructure to support our growth and transaction volumes.
Our technology must scale to process the increased ad requests on our platform. Additionally, for each individual advertising impression created when a user visits a website or uses an application where our auctions technology is integrated, our technology must send bid requests to appropriate buyers, receive and process their responses, select a winner, and, increasingly, integrate with downstream decisioning systems. It must perform these transactions end-to-end within milliseconds. We must continue to increase the capacity of our platform to support our high-volume strategy, to cope with increased data volumes and parties resulting from header bidding and an increasing variety of advertising formats and platforms, and to maintain a stable service infrastructure and reliable service delivery. To the extent we are unable, for cost or other reasons, to effectively increase the capacity of our platform, continue to process transactions at fast enough speeds, and support emerging advertising formats or services preferred by buyers, our revenue will suffer. We expect to continue to invest in our platform to meet increasing demand. Such investment may negatively affect our profitability and results of operations.
Our belief that there is significant and growing demand for private marketplace solutions may be inaccurate, and we may not realize a return from our investments in that area.
We believe there is significant and growing demand for PMPs, and we have made significant investments to meet that demand and grow our market share of PMPs. Currently, the majority of CTV transactions are executed through PMPs and we expect PMPs to grow as a percentage of revenue in mobile and desktop as well. PMPs may involve lower fees than we can charge for OMP, which may not be fully offset by anticipated higher CPMs. In some cases, we have experienced fee pressure as we have built out our PMP offering, and we expect this fee pressure to increase as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enable PMPs. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our PMP offerings on our results of operations may be offset or negated if PMPs cannibalize our open marketplace transaction volumes, by similar offerings from our competitors, or through other adverse developments.

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
We expect mobile applications to be the largest driver of our mobile business. Many mobile apps utilize software development kits, or SDKs, and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. Due to this consolidation, if our relationships with these third parties decline or are terminated, it may result in a larger than usual loss of access to mobile inventory. Any rapid and/or significant decline in the availability of mobile inventory can adversely affect our mobile advertising spend and growth prospects.
Fee issues have in the past and could in the future have a material adverse effect on our business.
A majority of our revenue comes from DSP buyers purchasing advertising inventory made available by sellers on our platform. We experience requests from buyers for discounts, fee concessions or revisions, rebates or other forms of consideration, refunds, and greater levels of pricing transparency and specificity, in some cases as a condition to maintain the relationship or to increase the amount of advertising spend that the buyer sends to our platform. In addition, we charge fees to sellers for use of our technology, typically as a percentage of the cost of media, and we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors. Our revenue, take rate (our fee as a percentage of advertising spend), the value of our business, and the price of our stock could be adversely affected if we cannot maintain and grow our revenue and profitability through volume increases that compensate for price reductions, or if we are forced to make significant fee concessions, rebates, or refunds, or if buyers reduce spending with us or sellers reduce inventory available through our exchange due to fee disputes or pricing issues.
Our take rates may be difficult to forecast and may decrease in future periods; any decrease in our take rates may result in a decrease in our revenue notwithstanding an increase in the amount of spend transacted through our platform.
We generate revenue through our platform on a transactional basis where we are paid by a publisher each time an impression is monetized on our platform. Typically, this fee is structured as a percentage of advertising spend that the publisher receives for its inventory. Our take rate varies by publisher and transaction type. For instance, our take rate tends to be lower for PMP transactions compared to open auction, and tends to be lower on CTV transactions compared to other channels. We may also negotiate lower take rates with large sellers to win additional business or share of inventory, in particular in CTV.
Even if we are able to accurately forecast the anticipated total advertising spend transacted by buyers across our platform, we may have limited visibility regarding the revenue we will generate because we do not control what publisher inventory is purchased by a buyer. For substantially all transactions executed through our platform, our revenue is recognized net of any inventory costs that we remit to sellers. As a result, a decrease in our take rate could cause our revenue to decrease notwithstanding an increase in the total spend transacted through our seller platform.
We have a history of losses and we face many risks that may prevent us from achieving or sustaining profitability in the future.
We reported net losses of $53.4 million and $25.5 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $394.5 million. We have implemented strategic plans designed to improve our financial performance and continue to increase revenue, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
Notwithstanding these measures, and in light of the overall decline in advertising spend experienced in 2020, revenue may continue to decrease due to competitive pressures, maturation of our business, or other factors, and additional cost-reduction measures may be required even as we must continue to increase investment in technology in response to industry developments and to retain competitiveness. We may not be able to sustain growth or to achieve or sustain profitability in the future.
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
Our operating results are difficult to predict, particularly because we generally do not have long-term contracts with buyers or sellers. We have experienced significant variations in revenue and operating results from period to period, and operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:
•seasonality in demand for digital advertising, as many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory;
•changes in pricing of advertising inventory or pricing for our solution and our competitors' offerings, including potential further reductions in our pricing and overall take rate as a result of competitive pressure, changes in supply, improvements in technology and extension of automation to higher-value inventory, uncertainty regarding rate of adoption, changes in the allocation of demand spend by buyers, changes in revenue mix, auction dynamics, pricing discussions or negotiations with clients and potential clients, header bidding and other factors;
•diversification of our revenue mix to include new services, some of which may have lower pricing than our historic lower-value inventory business or may cannibalize existing business;
•the addition or loss of buyers or sellers;
•general economic conditions and the economic health of our current and prospective sellers and buyers;
•changes in the advertising strategies or budgets or financial condition of advertisers;
•the performance of our technology and the cost, timeliness, and results of our technology innovation efforts;
•advertising technology and digital media industry conditions and the overall demand for advertising, or changes and uncertainty in the regulatory environment for us or buyers or sellers, including with respect to privacy regulation;
•the introduction of new technologies or service offerings by our competitors and market acceptance of such technologies or services;
•the phasing out of third-party cookies throughout the industry;
•our level of expenses, including investment required to support our technology development, scale our technology infrastructure and business expansion efforts, including acquisitions, hiring and capital expenditures, or expenses related to litigation;
•the impact of changes in our stock price on valuation of stock-based compensation or other instruments that are marked to market;
•the effectiveness of our financial and information technology infrastructure and controls;
•geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, political instability, and trade disputes;
•foreign exchange rate fluctuations; and
•changes in accounting policies and principles and the significant judgments and estimates made by management in the application of these policies and principles.
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

Risks Related to the Advertising Technology Industry, Market, and Competition
Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Various macro factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we do most of our business, the occurrence of a pandemic or other health crisis, instability in political or market conditions generally, imposition of digital service taxes, and any changes in favorable tax treatment of advertising expenses and the deductibility thereof. Reductions in inventory due to loss of sellers make our solution less robust and attractive to buyers.
The digital advertising market is relatively new. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.
Our future growth will be constrained if we are not able to adapt successfully to market evolution. In addition, the success of our efforts to advance new solutions for increased advertising automation will depend upon adoption of our solution by personnel at buyers and sellers in lieu of their traditional methods of order placement. It is difficult to predict adoption rates, demand for our solution, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions. Any expansion of the market for digital advertising solutions depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If digital marketing does not develop in the manner we expect, our business and financial condition would be adversely affected.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some existing and potential buyers have their own relationships with sellers or are seeking to establish such relationships, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers. Our business suffers to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us, reducing the amount of advertising spend on our platform. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, we could lose clients, market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.
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
As technology continues to improve and market factors continue to attract investment, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position. In addition, our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions.
For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Risks Related to Our Collection, Use and Disclosure of Data
Our business depends on our ability to collect and use data to deliver advertisements, and to disclose data relating to the performance of advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers, and revenue. Consumer tools, regulatory restrictions and technological limitations all threaten our ability to use and disclose data.
The more informed advertising is about its audience, the more valuable it is. Programmatic advertising enables more precise audience targeting based on the identity and actions of the user. Targeted advertising is generally more effective and valuable for buyers than other types of advertising, resulting in more revenue for sellers. In order to target advertising, we and our clients must be permitted to use data in a variety of ways. Our ability to collect, use, and share data about advertising purchase and sale transactions and user behavior and interaction with content is critical to the value of our services, and any limitation on our data practices could impair our ability to deliver effective solutions to our clients. Any restriction on the types of data we collect could make placement of advertising through our solution less valuable, with commensurate reductions in revenue.
Internet users can, with increasing ease, implement practices or technologies that may limit our ability, or that of our sellers, buyers and business partners, to collect data. For example, users may delete or block the use of the cookies used to collect data, including through their browser or mobile device settings. Internet users may also download "ad blocking" software that prevents certain cookies from being stored on a user’s computer or mobile device, including to prevent the display of targeted advertisements. In addition, most widely used web browsers allow users to send "Do Not Track" signals to indicate that they do not wish to have their web usage tracked, while many device manufacturers and operating systems are increasingly promoting features that allow users to disable the collection of data. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.
In addition, new laws and regulations, such as the GDPR and CCPA, restrict the ability to collect and process certain types of user data, including, in the case of GDPR, requiring user consent or another legal basis in order to collect or process personal data and, in the case of CCPA, giving the user a right to opt out of the collection or processing of personal data. To the extent sellers are unable to obtain valid consent or otherwise provide a legal basis for collecting and processing personal data, it would impair the ability to deliver targeted advertisements on their inventory.
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
Industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other identifiers, and we expect the use of third-party cookies to be largely phased out by 2022. For instance, Google has announced plans to fully eliminate the use of third-party cookies, while Apple has further restricted the use of mobile identifiers on its devices. In the absence of third-party cookies, it is possible that these or other companies in our ecosystem may rely on proprietary algorithms or statistical methods to track web users without cookies, or may utilize log-in credentials entered by users, to track web usage, including usage across multiple devices, without cookies. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. While these new identification solutions will likely provide some level of consistency and compatibility with our platform, they are unreleased and unproven, and will require substantial development and commercial changes for us to support. There is also further risk that the changes will disproportionately benefit the owners of these platforms or the large walled gardens that have access to large amounts of first party data. Even if cookies are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace cookies with these new technologies. This may also diminish the quality or value of our services to buyers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from cookies.
Our belief that the elimination of third-party cookies will lead to an increased use of first-party publisher segments may be incorrect.
We believe that the elimination of third party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. While we believe that our platform and scale position us well to provide the infrastructure and tools needed for a publisher-centric identity model to succeed, there is no guarantee that our efforts will lead to an increase of the use of first-party publisher segments in the ecosystem. It is also possible that the increased use of first-party publisher segments will disproportionately benefit sellers or the large walled gardens that have access to large amounts of first party data. Additionally, these changes could create some variability in our revenue across certain buyers or sellers, depending on the timing of changes and developed solutions, and even if there is an increase in the proliferation of first-party publisher segments, we may still incur substantial re-engineering costs to optimize our solution for use with such segments.

Risks Related to Regulation
Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.
Many local, state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for or implemented new regulation directed at the digital advertising industry in particular, and we expect to see an increase in legislation and regulation related to the collection and use of data to target advertisements and communicate with consumers. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
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
Recently, California passed two privacy laws broadly regulating business’ processing of personal information, the California Consumer Privacy Act of 2018 ("CCPA") and the California Privacy Rights Act ("CPRA"). The CCPA, which went into effect on January 1, 2020, is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. The CCPA defines personal information in a way that captures the types of data that we collect, such as device identifiers and IP addresses. Under the CCPA, California residents have new privacy rights (including rights of access and deletion), which bear similarity to some of the data subject rights granted to EU residents under the GDPR. In addition, the CCPA gives California residents the right to opt-out of the sale of their personal information or to opt in to such sales, in the case of data relating to minors). The CCPA defines "sale" broadly, which could be interpreted to include typical advertising technology activities; this opt-out right may impact the ability of ad tech companies to provide services to their customers. The law establishes a new privacy framework for covered businesses, imposing additional compliance obligations on sellers and ad tech companies. Interpretation of the requirements remains unclear due to ambiguities in the regulations and a lack of enforcement actions to date. The California Attorney General issued final regulations implementing the CCPA that became enforceable in 2020. Additional modifications were subsequently proposed, though those modifications have yet to be finalized.
The recently-passed CPRA will take effect in January 2023 and will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. It will also give the Attorney General broad rule making authority to issue regulations that could have additional impacts on our business. The CPRA, like the CCPA, will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
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
In the European Economic Area ("EEA") and the United Kingdom ("UK"), the General Data Protection Regulation, Regulation (EU) 2016/679 ("GDPR"), has now been in effect for more than two years. A key feature of the GDPR is that it treats much of the end-user information that is critical to programmatic digital advertising as "personal data" and therefore subject to significant conditions and restrictions on its collection and use. Without this end-user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less advertising spend and revenue for us and other industry participants. If European sellers react by choosing to monetize their content through non-advertising-based methods (such as paid subscriptions), or reduce use of personal data subject to the GDPR in order to reduce compliance cost and risk, the volume and value of impressions available through our exchange would decrease, with potentially significant adverse consequences for our business.
The GDPR also sets out higher potential liabilities for certain data protection violations and creates a greater compliance burden for us in the course of delivering our solution in Europe. Compliance stakes are high because penalties for violation of the law can reach up to the greater of 20 million Euros or 4% of total worldwide annual turnover (revenue).

Moreover, the regulatory climate in Europe, in particular, has grown increasingly unfavorable and we anticipate increased regulatory scrutiny on the digital advertising industry as a whole.
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
The GDPR generally prohibits the transfer of personal data of EEA and UK subjects outside of the European Union and the UK to countries whose laws do not ensure an adequate level of protection, unless a lawful data transfer solution has been implemented. On July 16, 2020, in a case known as "Schrems II," the Court of Justice of the European Union ("CJEU") ruled on the validity of two of the primary data transfer solutions. The first method, EU-U.S. Privacy Shield operated by the U.S. Department of Commerce, was declared invalid as a legal mechanism to transfer data from the EEA and UK to the U.S. As a result, despite the fact that we have certified our compliance to the EU-U.S. Privacy Shield, this mechanism can no longer be used as a lawful means to transfer EEA and UK data to us in the U.S. For the time being, the Department of Commerce continues to operate the EU-U.S. Privacy Shield, however, and if we fail to comply with the Privacy Shield requirements, we risk investigation and sanction by U.S. regulatory authorities, including the Federal Trade Commission. Such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties.
The second mechanism, Standard Contractual Clauses ("SCCs"), an alternative transfer measure that we also offer to our EEA and UK customers for extra-EEA and UK data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that EEA and UK organizations seeking to rely on the SCCs to export data out of the EEA and UK to ensure the data is protected to a standard that is "essentially equivalent" to that under the GDPR including, where necessary, by taking "supplementary measures" to protect the data. It remains unclear what "supplementary measures" must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EEA and UK data protection authorities may determine that there are no supplementary measures that can legitimize data transfers from the EEA and the UK to the U.S. For the time being, we will rely on SCCs for transfers of EEA and UK personal data to the U.S. and explore what "supplementary measures" can be implemented to protect such personal data that is transferred to us in the United States. We may also need to restructure our data export practices as a result of Brexit. At the end of 2020, European Union law ceased to apply to the UK, and the UK and EU are currently working under a temporary cooperation agreement to establish rules governing the data flow between the UK and EEA.
The GDPR and changes in U.S. laws impose new requirements for end user consent or opt-out that are not yet well understood.
End-user consent to data collection through device access (including the placement of cookies) has been required for some time under the European Union Privacy and Electronic Communications Directive (Directive 2002/58/EC), commonly referred to as the "ePrivacy Directive," but the GDPR has added complexity and risk regarding the obligations to obtain valid consent.
End-user consent is difficult for ad tech intermediaries like us to obtain because we do not have direct relationships with such end users, so we have historically relied upon sellers to obtain consent for use of our technology. To the extent any seller does not adequately satisfy its consent obligations for our technology, we may face regulatory risk. Further, emerging regulatory guidance in the EU has challenged this method of obtaining consent. To the extent we (and/or our buyers) are required to obtain or confirm consent directly from end users, our ability to use cookies or access devices within applicable jurisdictions may become significantly restricted.
In 2018, IAB Europe released a tool, the Transparency and Consent Framework (the "TCF"), in order to assist sellers, advertisers and advertising technology providers, with the process of obtaining consent from end users in accordance with the GDPR (and also to provide end users with greater transparency in the advertising chain). There is limited guidance regarding proper implementation of the tool and some sellers and ad tech providers may not be using the tool or interpreting consent signals correctly. The TCF continues to evolve and we will need to devote internal resources to support any additional requirements imposed by the TCF (and possibly other consent tools). It is not yet clear whether the TCF (or any other) consent tool will be accepted by regulators as appropriate consent mechanisms.

In the US, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. "Do Not Track" has garnered renewed interest in light of the CCPA. The CCPA regulations contemplate browser-based or similar "do not sell" signals. Further, the CPRA contemplates the use of technical opt-outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes.
Legal standards and regulatory guidance will continue to evolve. National regulators in the UK and EU are evolving their guidance on the use of advertising technologies and compliance with the GDPR and ePrivacy Directive. This guidance may be burdensome or inconsistent across countries, and present challenges to the way we operate. Some regulators are undertaking enforcement investigations into advertising technology companies, and the outcome of these investigations may present risks to our business.
As a result of all of the factors set forth above, our or our clients’ ability to serve target advertisements may become significantly impaired or complicated in certain jurisdictions.
In Europe, it remains unclear whether certain legal bases for data processing are permitted for behavioral advertising.
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
Some sellers may be unprepared to comply with evolving regulatory guidance under US and foreign privacy laws, and therefore may remove personal data from their inventory before passing it into the bid stream, which would reduce the value of the inventory to buyers. Even well-prepared sellers and buyers will be confronted with difficult choices and administrative and technical hurdles to implement their privacy compliance programs and integrate with multiple other parties in the ecosystem. Further, compliance program design and implementation will be an ongoing process as understanding of the new law increases and industry compliance standards evolve. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon our organization as we seek to assist clients and adapt our own technology and processes as necessary to comply with the law and adapt to industry practice. The uncertain regulatory environment caused by changes to privacy laws discussed in the sections above may benefit large, integrated competitors like Google, Facebook, Comcast Verizon, AT&T and Amazon, which have greater compliance resources and can take advantage of their direct relationships with end users to secure consents from, and offer necessary choices to, end users that we and other intermediaries without direct user relationships are less able to obtain under current industry conditions.
We are subject to regulation with respect to political advertising, which lacks clarity and uniformity.
We are subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and in certain jurisdictions we have compliance requirements with respect to political ads delivered on our platform. In some jurisdictions we may determine not to serve political advertisements due to uncertainty around these requirements and potential burdens of compliance. In addition, our sellers may impose restrictions on receiving political advertising. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies.
Failure to comply with industry self-regulation could harm our brand, reputation, and our business.
In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of digital advertising. If we encounter difficulties abiding by these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, buyers, sellers, or other private parties. Any such action against us could be costly and time consuming, require us to change our business practices, divert management's attention and our resources, and be damaging to our reputation and our business. In addition, we could be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices.

Risks Related to Our Relationships with Buyers and Sellers and Other Strategic Relationships
We rely on buyers and sellers to abide by contractual requirements and relevant laws, rules, and regulations when using our solution. The acts or omissions of buyers or sellers, or our own failure to meet advertising and inventory content standards and provide services that our buyers and sellers trust, could harm our brand and reputation and those of our partners, and negatively impact our business, financial condition and results of operations.
The buyers and sellers engaging in transactions through our platform impose various requirements upon each other, and they and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. Though we contractually require buyers and sellers to abide by relevant laws, rules and regulations, as well as restrictions by their counterparties, when transacting on our platform, we do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory, and there are many circumstances in which it is difficult or impossible for us to monitor or evaluate the compliance of our buyers and sellers. If buyers or sellers fail to abide by relevant laws, rules and regulations, or contract requirements, we could potentially face liability for such misuse.
In addition, both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of brand security. Buyers increasingly require us to accept liability for inventory quality and sellers increasingly require us to accept liability for ad content. Consequently, our reputation depends in part on providing services that our buyers and sellers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by our buyers and sellers and actively monitor inventory against our quality guidelines. Despite such efforts, we may provide access to inventory that is objectionable to our buyers or serve advertising that contains objectionable content, which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations. Furthermore, we may receive public pressure to discontinue working with certain sellers or buyers on our platform.
Our contracts with buyers and sellers are generally not exclusive, may be terminated upon relatively short notice, and generally do not require minimum volumes or long-term commitments. If buyers or sellers representing a significant portion of the demand or inventory in our marketplace decide to materially reduce the use of our solution, we could experience an immediate and significant decline in our revenue and profitability and harm to our business.
Generally, our buyers and sellers are not obligated to provide us with any minimum volumes of business, may do business with our competitors as well as with us, may reduce or cancel their business with us or terminate our contracts without penalty, and may bypass us and transact directly with each other or through other intermediaries that compete with us. Accordingly, our business is highly vulnerable to changes in the macro environment, price competition, and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate buyers or sellers to migrate to competitors’ offerings.
Sellers and buyers may seek to change the terms on which they do business with us, or allocate their advertising inventory or demand to our competitors who provide advertising demand and supply to them on more favorable terms or whose offerings are considered more beneficial. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, limitations on data sharing, prohibitions on advertisements from specific advertisers or specific industries, and restrictions on the use of specified creative content or format. Finally, with the proliferation of header bidding, sellers' inventory is available for purchase through multiple exchanges simultaneously. Buyers, in turn, are free to direct their spend to us or one or more of our competitors, and increasingly are seeking price concessions, rebates, or other consideration to direct more spend towards us.
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. In 2020 there were two buyers of advertising inventory that indirectly contributed to approximately 40% of revenue through their buying activity from sellers on our platform. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers and make it harder to differentiate ourselves from our competitors. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.
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
We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to improve auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in the availability and use of more data to inform buying and selling decisions necessitates that we, as an intermediary, use data in a manner that complies with the expectations of both our seller and buyer clients. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Consistent with our goal of connecting buyers and sellers, we seek to grow our connections to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
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
We must operate our technology infrastructure without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure, changes are made to sellers' or buyers' software interfacing with our solution, or as we further integrate Telaria's technologies with our own. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Such errors or failures could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them. We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack of confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays, or the cessation of our business.
Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control or on servers owned and operated by cloud-based service providers. We rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads. In addition, our systems interact with systems of buyers and sellers and their contractors. Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. Moreover, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. Further, because our Los Angeles headquarters and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems. Malfunction or failure of our systems, or other systems that interact with our systems, or inaccessibility or corruption of data, could disrupt our operations and negatively affect our business and results of operations to a level in excess of any applicable business interruption insurance, result in potential liability to buyers and sellers, and negatively affect our reputation and ability to sell our solution.
Any breach of our computer systems or confidential data in our possession could expose us to significant expense and liabilities and harm our reputation.
We maintain our own confidential and proprietary information in our IT systems, and we control or have access to confidential, proprietary, and personal data belonging or related to buyers, sellers, and their clients and users, as well as vendors and business partners. Our clients and various third parties have access to our confidential and proprietary information. There is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts to protect this data. Though we undertake robust security measures, any security incident could disrupt computer systems or networks, interfere with services to our sellers, buyers, or their clients, and result in unauthorized access to personally identifiable information, intellectual property, and other confidential business information owned by us or our buyers, sellers, or vendors. As a result, we could be exposed to legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations, other liabilities, significant costs for remediation and re-engineering to prevent future occurrences, significant distraction to our business, and damage to our reputation, our relationships with buyers and sellers, and our ability to retain and attract new buyers and sellers. If personally identifiable information is compromised, we may be required to undertake notification and remediation procedures, provide indemnity, and undergo regulatory investigations and penalties, all of which can be extremely costly and result in adverse publicity.
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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers' devices. We use proprietary and third party technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Despite our efforts, it can be difficult to detect fraudulent or malicious activity for various reasons. If we fail to detect or prevent fraudulent or other malicious activity, we could face legal claims from clients and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We also face claims from sellers that we terminate because of known or perceived fraudulent activity, and any such claim could be material.
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
If we do not handle viewability well, we could be competitively disadvantaged. In addition, inventory that is well differentiated on the basis of viewability will be differentiated on the basis of value, with less viewable inventory valued lower. In this context, if we are not positioned to transact the higher viewability inventory competitively, our revenue and profitability could be adversely affected.
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
We are a technology-driven company and it is imperative that we have highly skilled computer scientists, data scientists, engineers and engineering management to innovate and deliver our complex solutions. Increasing our base of buyers and sellers depends to a significant extent on our ability to expand our sales and marketing operations and activities, and our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Appropriately qualified personnel can be difficult to recruit and retain. In particular, it may be difficult to find qualified sales personnel in international markets, or sales personnel with experience in emerging segments of the market. Skilled and experienced management is critical to our ability to achieve revenue growth, execute against our strategic vision and maintain our performance through the growth and change we anticipate.
Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel, and competition for employees with experience in our industry can be intense, particularly in California, New York, London and Sydney, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. None of our officers or other key employees have an employment agreement for a specific term, and any of such individuals may terminate his or her employment with us at any time.
In addition, in connection with the merger with Telaria the Company entered into certain retention compensation packages. As such agreements expire, it may be more difficult to retain such individuals or we may need to enter into new retention arrangements.
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
Third parties may assert claims of infringement or misappropriation of intellectual property rights against us or buyers, sellers, or third parties with which we work; we cannot be certain that we are not infringing any third-party intellectual property rights, and we may have liability or indemnification obligations as a result of such claims. Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any claim is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation, or we may decide to settle lawsuits and disputes on terms that are unfavorable to us. We may also have no way of remediating intellectual property violations, and failure to do so could cause our business, results of operations or financial condition to be materially and adversely affected.

Risks Related to Our International Business Strategy.
Our international operations require increased expenditures and impose additional risks and compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results.
We have operations outside of North America, in the UK, EU, Australia, New Zealand, Japan, Singapore, and Brazil, and achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and maintain sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to language barriers and the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States.
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

Risks Related to Our Internal Controls and Finances
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting.
Our platform system applications are complex, multi-faceted and include applications that are highly customized in order to serve and support our clients, advertising inventory and data suppliers, as well as support our financial reporting obligations. We regularly make improvements to our platform to maintain and enhance our competitive position. In the future, we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors require us to develop and maintain our internal controls, processes and reporting systems, and we expect to incur ongoing costs in this effort. We may not be successful in developing and maintaining effective internal controls, and any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
If we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, then, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Such failures could also subject us to investigations by Nasdaq, the stock exchange on which our securities are listed, the SEC or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
Our ability to use our net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations, which could result in higher tax liabilities.
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited.
At December 31, 2020, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $453.2 million, state NOLs of approximately $280.0 million, foreign NOLs of approximately $25.0 million, and state research and development tax credit carryforwards of approximately $8.0 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2016 subjecting the federal and state NOLs to annual limitations that have expired. Additionally, the Company had an ownership change in January 2008 resulting in not material limitation of federal and state NOLs under Section 382 of the Code and comparable state income tax laws. Moreover, not material federal and state NOLs were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 of the Code and comparable state income tax laws. Also, prior to the merger, Telaria acquired corporations with pre-acquisition NOLs that are subject to limitation under Section 382 of the Code and comparable state income tax laws.
In addition, the Company and Telaria both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the Merger. As a result, the use of the Company’s total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership changes will not impact the ability to utilize substantially all of our NOLs and state research and development tax credits to the extent we generate taxable income that can be offset by such losses. The Company reasonably expects its federal research and development tax credits will not be recovered prior to expiration.
Also, depending on the timing and level of our taxable income, a portion of our NOLs may expire unutilized, which could prevent us from offsetting future taxable income we may generate by the amount of our NOLs and credit carryforwards generated in tax years beginning before December 31, 2018. U.S. federal NOLs generated for tax years beginning before December 31, 2018 can offset 100% of taxable income, however, these NOLs can only be carried forward for 20 years. U.S. federal NOLs generated for tax years beginning after December 31, 2018 can offset 80% of taxable income, however, these NOLs can be carried forward indefinitely. We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve and the impact of Section 382.
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
We intend to finance the cash portion of the SpotX acquisition consideration in part through the Term Loan Facility contemplated by the Commitment Letter. If we fail to satisfy the closing conditions set forth in the Commitment Letter or Goldman Sachs Bank USA is unable to perform its obligations under the Commitment Letter for any reason, we will be required to find other sources of capital to fund the acquisition of SpotX, which would exacerbate the risks described above.
Our credit facility subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
We have a $60.0 million credit facility with Silicon Valley Bank. Borrowings are secured by substantially all of our tangible personal property assets and all of our intangible assets are subject to a negative pledge in favor of Silicon Valley Bank. This credit facility is subject to certain covenants and borrowing conditions, including those related to financial ratios and liquidity. If we fail to perform in accordance with covenants or to satisfy conditions, we may not be able to make borrowings under the facility. The credit facility is, and any replacement credit facility that we may secure will be, also subject to restrictions that limit our ability, among other things, to:
•dispose of or sell our assets;
•make material changes in our business or management;
•acquire, consolidate or merge with other entities;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;
•make investments;
•enter into transactions with affiliates; and
•pay off or redeem subordinated indebtedness.
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
Our ability to renew our existing credit facility, which matures in September 2022, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In particular, it may be difficult to renew or replace our existing credit facility if we are not able to produce, or demonstrate a path to produce, positive cash flow. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.
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
The trading price of our common stock has fluctuated substantially and may continue to do so. These fluctuations could result in significant decreases in the value of an investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated changes or fluctuations in our results of operations;
•actual or anticipated changes in the expectations of investors or securities analysts, and whether our results of operations meet these expectations;
•issuance of research reports by analysts or investors;
•litigation involving us, our industry, or both;
•regulatory developments in the United States, foreign countries, or both;
•general economic conditions and trends;
•major catastrophic events;
•political uncertainty;
•breaches or system outages;
•departures of officers or other key employees; or
•an adverse impact on the company resulting from other causes, including any of the other risks described in this report.
In addition, if the market for advertising technology stocks or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Declines in the price of our common stock, even following increases, may result in securities litigation against us, which would result in substantial costs and divert our management's attention and resources from our business.
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
If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts, and their reports or analysts' consensus may not reflect our guidance, plans or expectations. If one or more of the analysts covering our business issues an adverse opinion of our company because we fail to meet their expectations or otherwise, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
•Our certificate of incorporation gives our board of directors the authority to issue shares of preferred stock in one or more series, and to establish the number of shares in each series and to fix the price, designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions of each series of the preferred stock without any further vote or action by stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of the company by significantly diluting the ownership of a hostile acquirer, resulting in the loss of voting power and reduced ability to cause a takeover or effect other changes.
•Our certificate of incorporation provides that our board of directors is classified, with only one of its three classes elected each year, and directors may be removed only for cause and only with the vote of 66 2/3% of the voting power of stock outstanding and entitled to vote thereon. Further, the number of directors is determined solely by our board of directors, and because we do not allow for cumulative voting rights, holders of a majority of shares of common stock entitled to vote may elect all of the directors standing for election. These provisions could delay the ability of stockholders to change the membership of a majority of our board of directors.
•Our bylaws provide that until April 1, 2022, our board of directors shall be composed of four legacy Rubicon Project directors, four Telaria directors, and the Chief Executive Officer of the Company.
•Under our bylaws, only the board of directors or a majority of remaining directors, even if less than a quorum, may fill vacancies resulting from an increase in the authorized number of directors or the resignation, death or removal of a director.
•Our certificate of incorporation prohibits stockholder action by written consent, so any action by stockholders may only be taken at an annual or special meeting.
•Our certificate of incorporation provides that a special meeting of stockholders may be called only by the board of directors. This could delay any effort by stockholders to force consideration of a proposal or to take action, including the removal of directors.
•Under our bylaws, advance notice must be given to nominate directors or submit proposals for consideration at stockholders' meetings. This gives our board of directors time to defend against takeover attempts and could discourage or deter a potential acquirer from soliciting proxies or making proposals related to an unsolicited takeover attempt.
•The provisions of our certificate of incorporation noted above may be amended only with the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the company's voting stock, voting together as a single class. The same two-thirds vote is required to amend the provision of our certificate of incorporation imposing these supermajority voting requirements. Further, our bylaws may be amended only by our board of directors or by the same percentage vote of stockholders noted above as required to amend our certificate of incorporation. These supermajority voting requirements may inhibit the ability of a potential acquirer to effect such amendments to facilitate an unsolicited takeover attempt.
•Our board of directors may amend our bylaws by majority vote. This could allow the board to use bylaw amendments to delay or prevent an unsolicited takeover, and limits the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Los Angeles, California, where we occupy office space totaling approximately 47,000 square feet under a lease that expires on April 30, 2021. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities.
On November 20, 2020, we signed a new lease for our corporate headquarters in Los Angeles, California, where we will occupy office space totaling 38,754 square feet. Our lease begins in May 2021 and expires in April 2031.
We have two offices in New York under leases that expire in 2029 and 2030 that are approximately 26,664 square feet and 15,000 square feet, respectively, and lease additional offices and maintain data centers in other locations in North America,

South America, Europe, Australia, and Asia. We believe that our current facilities are adequate to meet our current needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2020. However, based on our knowledge as of December 31, 2020, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Refer to Note 17—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock was listed on the New York Stock Exchange, or the NYSE, from April 1, 2014 through June 8, 2020, under the symbol "RUBI."
On June 8, 2020, the Company voluntarily delisted its common stock from the NYSE and commenced listing on The Nasdaq Global Select Market of The Nasdaq Stock Market LLC ("Nasdaq"). On June 30, 2020, the Company changed its name from "The Rubicon Project, Inc." to "Magnite, Inc." In connection with the name change, the Company changed its ticker symbol from "RUBI" to "MGNI."
Holders of Record
    As of February 19, 2021, there were approximately 62 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
    We have never declared or paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    We presently have no publicly announced repurchase plan or program.
    Upon vesting of most restricted stock units or stock awards, we are required to deposit minimum statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock. There were no repurchases during the quarter ended December 31, 2020.
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2015 and December 31, 2020, with the comparative cumulative total returns of the S&P 500 Index, Nasdaq,Internet Index, S&P Internet Select Industry Index and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The graph assumes our closing sales price on December 31, 2015 of $16.45 per share as the initial value of our common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
12/31/2015
2/23/2016
4/13/2016
6/2/2016
7/22/2016
9/12/2016
10/31/2016
12/20/2016
2/10/2017
4/3/2017
5/23/2017
7/13/2017
8/31/2017
10/20/2017
12/11/2017
2/1/2018
3/23/2018
5/14/2018
7/3/2018
8/22/2018
10/11/2018
11/30/2018
1/24/2019
3/15/2019
5/6/2019
6/25/2019
8/14/2019
10/3/2019
11/21/2019
1/14/2020
3/5/2020
4/24/2020
6/15/2020
8/4/2020
9/23/2020
11/11/2020
Magnite
NASDAQ Internet
NYSE
Russell 2000
S&P Internet

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The following table sets forth our selected consolidated historical financial and operating data for the periods indicated. The consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016

	(in thousands, except per share data)
Revenue	$221,628	$156,414	$124,685	$155,545	$278,221
Expenses:
Cost of revenue	77,747	57,391	60,003	56,836	73,247
Sales and marketing	76,030	44,565	44,556	51,794	83,328
Technology and development	51,546	40,250	37,863	47,500	51,184
General and administrative	52,987	39,750	42,431	55,596	68,570
Restructuring and other exit costs	17,552	2,041	3,440	5,959	3,316
Impairment of intangible assets	—	—	—	4,585	23,473
Impairment of goodwill	—	—	—	90,251	—
Total expenses	275,862	183,997	188,293	312,521	303,118
Loss from operations	(54,234)	(27,583)	(63,608)	(156,976)	(24,897)
Other (income) expense:	(1,495)	(593)	(2,143)	(431)	(1,984)
Loss before income taxes	(52,739)	(26,990)	(61,465)	(156,545)	(22,913)
Provision (benefit) for income taxes	693	(1,512)	357	(1,762)	(4,860)
Net income (loss)	(53,432)	(25,478)	(61,822)	(154,783)	(18,053)
Net income (loss) per share attributable to common stockholders(1):
Basic	$(0.55)	$(0.48)	$(1.23)	$(3.17)	$(0.39)
Diluted	$(0.55)	$(0.48)	$(1.23)	$(3.17)	$(0.39)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(1):
Basic	96,700	52,614	50,259	48,869	46,655
Diluted	96,700	52,614	50,259	48,869	46,655
(1)See Note 3 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share attributable to common stockholders.
Consolidated Balance Sheet Data

	At December 31
	2020	2019	2018	2017	2016

	(in thousands)
Cash and cash equivalents	$117,676	$88,888	$80,452	$76,642	$149,423
Marketable securities, current and non-current	$—	$—	$7,524	$54,999	$40,550
Accounts receivable, net	$471,666	$217,571	$205,683	$165,890	$192,064
Property, equipment and internal use software development costs, net	$39,841	$39,720	$48,057	$60,127	$52,768
Total assets	$938,960	$395,120	$360,012	$383,635	$519,775
Total long-term liabilities	$35,149	$15,685	$1,017	$1,780	$1,825
Total liabilities	$557,347	$283,184	$241,999	$219,024	$220,262
Common stockholders' equity (deficit)	$381,613	$111,936	$118,013	$164,611	$299,513

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

Overview and Trends
    See "Item 1. Business" for an overview of our business, the industry in which we operate, and important industry and business trends.

2020 Channel Trends
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop, and each of these channels will continue to represent a meaningful portion of our revenue in future periods. We track the breakdown of revenue across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents revenue by channel and as a percentage of total revenue for the years ended December 31, 2020, 2019, and 2018.

	Revenue
	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	(in thousands, except percentages)
Channel:
CTV	$34,319	15%	$—	—%	$—	—%
Desktop	$78,956	36	$68,302	44	$59,039	47
Mobile	$108,353	49	$88,112	56	$65,646	53
Total	$221,628	100%	$156,414	100%	$124,685	100%
    Each of these digital channels has its own industry growth rate, with CTV and mobile projected to continue to grow steadily, while desktop growth flattens. MAGNA's October 2020 Programmatic Market forecast has estimated compound annual growth rates from 2020 to 2024 for mobile and desktop at 18% and down 1%, respectively, and over the same period, eMarketer projected CTV to grow at a 23% compound annual growth rate.
We believe that CTV will be our biggest growth driver in future periods, and following the SpotX Acquisition we expect CTV revenue to represent a significantly higher percentage of our overall revenue.
We expect our mobile business to grow at a higher rate than desktop, consistent with industry trends and our historical results. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business has been the growth driver behind our mobile business, and prior to the COVID-19 pandemic showed growth rates in excess of industry projections. We therefore expect our growth within mobile to come largely from our mobile applications business and, in particular, mobile video.
Lower industry growth rates in desktop will make growing desktop revenue more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through SPO and expansion of publisher relationships. We expect our desktop business to decline as an overall percentage of our revenue in future periods. However, we expect that it will continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop business will continue to have a negative effect on our overall growth rate.
Telaria Merger
On April 1, 2020, we completed the stock-for-stock merger with Telaria, Inc., a leading provider of CTV technology, which created a combined company offering a single partner for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types. The combination of Magnite's programmatic scale and expertise with Telaria’s leadership in CTV technology and premium partnerships created what we believe to be the world’s largest independent sell-side advertising platform, with scale, capabilities, and solutions exceeding those offered by competitors. As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, the Telaria merger strategically positioned us to take advantage of this growth trend, and we believe that CTV will be our biggest growth driver in future periods.
Telaria Merger Costs Synergies and Other Expense Reduction Initiatives
In connection with the Merger, we restructured certain areas of our operations during 2020. As part of those efforts, we achieved annual run rate cost synergies of over $20.0 million, mainly related to duplicative public company costs, vendor rationalization, overlapping general and administrative costs, and other operational streamlining. Employees of the merged company were functionally aligned under a unified leadership team and we reduced our headcount by approximately 8% of our combined workforce during 2020.
Given the significant impact resulting from the COVID-19 pandemic, we instituted certain additional short-term actions during the second quarter, including compensation reductions, a hiring freeze, and deferment of certain capital expenditures. When we experienced a recovery in revenue in the third quarter, we reinstated compensation and removed certain of these temporary cost-cutting initiatives during the fourth quarter.
SpotX Acquisition
On February 4, 2021, we entered into a Stock Purchase Agreement (the "SpotX Purchase Agreement") with RTL to acquire 100% of the issued and outstanding shares of capital stock of SpotX, Inc., a Delaware corporation ("SpotX"), for a purchase price equal to $560 million in cash plus 14 million shares of the Company’s common stock (the "SpotX Acquisition"). SpotX is one of the leading platforms shaping CTV and video advertising globally. We believe the acquisition will create the largest independent CTV advertising platform in the programmatic marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers. Subject to receipt of regulatory approvals and satisfaction of customary closing conditions, the SpotX Acquisition is expected to close in the second quarter of 2021. The SpotX Acquisition will result in a significant increase in our revenue, in particular in CTV and other video. Following the transaction, we expect CTV to represent a higher percentage of our overall revenue, and because CTV is largely transacted through PMPs, we also expect to see an increase in the percentage of PMP transactions transacted on our platform. If the SpotX Acquisition successfully closes, the acquisition would result in a substantial increase in related operating expenses, primarily associated with costs for personnel, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We expect some of those increases to be offset by cost saving activities we plan to undertake. We are targeting in excess of $35 million in run-rate operating cost synergies, with more than half of the synergies to be realized within the first year of combined operations.

Components of Our Results of Operations
    We report our financial results as one operating segment. Our consolidated operating results, together with non-GAAP financial measures, are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
    Revenue
    We generate revenue from the purchase and sale of digital advertising inventory through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams acquired in connection with the Merger with Telaria, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions. The revenue that we recognized on a gross basis was less than 2% of total revenue in 2020. Our revenue recognition policies are discussed in more detail in Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
    Technology and Development. Our technology and development expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of our solution, depreciation and amortization, and to a lesser extent, facilities-related costs. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
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
    Merger and Restructuring Costs. Our merger and restructuring costs consist primarily of professional service fees associated with the merger and acquisition activities, including cash-based employee termination costs, stock-based compensation charges associated with the Merger, and other restructuring activities, including facility closures, relocation costs, and contract termination costs.
    Other (Income) Expense
    Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents and marketable securities. Interest expense is mainly related to our credit facility.
    Other Income. Other income consists primarily of rental income from commercial office space we hold under lease and have sublet to other tenants.
    Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro.
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

Results of Operations
    The following table sets forth our consolidated results of operations:

	Year Ended			Favorable/(Unfavorable) %
	December 31, 2020	December 31, 2019	December 31, 2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Revenue	$221,628	$156,414	$124,685	42%	25%
Expenses (1)(2):
Cost of revenue	77,747	57,391	60,003	(35)%	4%
Sales and marketing	76,030	44,565	44,556	(71)%	—%
Technology and development	51,546	40,250	37,863	(28)%	(6)%
General and administrative	52,987	39,750	42,431	(33)%	6%
Merger and restructuring costs	17,552	2,041	3,440	(760)%	41%
Total expenses	275,862	183,997	188,293	(50)%	2%
Loss from operations	(54,234)	(27,583)	(63,608)	(97)%	57%
Other (income) expense, net	(1,495)	(593)	(2,143)	152%	(72)%
Loss before income taxes	(52,739)	(26,990)	(61,465)	(95)%	56%
Provision (benefit) for income taxes	693	(1,512)	357	(146)%	524%
Net loss	$(53,432)	$(25,478)	$(61,822)	(110)%	59%

(1) Stock-based compensation expense included in our expenses was as follows:
	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Cost of revenue	$525	$421	$321
Sales and marketing	8,229	5,638	4,557
Technology and development	7,451	4,757	2,867
General and administrative	10,416	8,009	8,139
Merger and restructuring costs	1,870	—	398
Total stock-based compensation expense	$28,491	$18,825	$16,282

(2) Depreciation and amortization expense included in our expenses was as follows:
	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Cost of revenue	$34,879	$30,345	$33,306
Sales and marketing	13,313	537	586
Technology and development	454	573	882
General and administrative	602	671	564
Total depreciation and amortization expense	$49,248	$32,126	$35,338

    The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenue	100%	100%	100%
Cost of revenue	35	37	48
Sales and marketing	34	28	36
Technology and development	23	26	30
General and administrative	24	26	34
Merger and restructuring costs	8	1	3
Total expenses	124	118	151
Loss from operations	(24)	(18)	(51)
Other (income) expense, net	—	(1)	(1)
Loss before income taxes	(24)	(17)	(50)
Provision (benefit) for income taxes	—	(1)	—
Net loss	(24)%	(16)%	(50)%
Comparison of the Years Ended December 31, 2020, 2019, and 2018
    Revenue
    Revenue increased $65.2 million, or 42%, for the year ended December 31, 2020 compared to the prior year. Our revenue growth was driven primarily by the Merger, completed on April 1, 2020, which contributed $60.1 million in revenue during the year ended December 31, 2020. On a per channel basis, CTV revenue increased $34.3 million, compared to the prior year (all as a result of the Merger), while mobile revenue increased $20.2 million, or a 23%, compared to the prior year, and desktop revenue increased $10.7 million, or 16%, compared to the prior year. Excluding the impact of the Merger, our revenue increased 3% year-over-year. Despite some recovery in our revenue trends, beginning in the third quarter of 2020, our overall annual revenue growth was significantly negatively affected by the impact of the COVID-19 pandemic.
Revenue increased $31.7 million, or 25%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Our revenue growth was driven primarily by ongoing increases in advertising spend transacted on our platform, particularly video and mobile advertising spend.
    We expect revenue to increase in 2021 compared to 2020, with CTV as our primary growth driver. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. For instance, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased advertising spend, because PMP transactions can carry lower take rates than OMP transactions. We believe that contributions to revenue from PMPs, in particular with respect to CTV which is largely transacted through PMPs, will continue to grow as a percentage of our total revenue. In general, we expect this shift will result in an overall increase in advertising spend through our platform due to both an increase in volume and average CPM which will be partially offset by a decrease in our average take rate.
Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the economic impact of the COVID-19 pandemic. Refer to Item 1A. "Risk Factors" for additional information related to this risk factor and the impact it may have on our business.
    Cost of Revenue
    Cost of revenue increased by $20.4 million, or 35%, for the year ended December 31, 2020 compared to the prior year primarily due to the Merger. Cost of revenue includes an increase of $11.8 million in data and bandwidth expenses, $4.5 million in depreciation and amortization, and $2.0 in media costs.
Cost of revenue decreased $2.6 million, or 4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 mainly due to our continued focus on infrastructure serving efficiency, which resulted in a decrease of $3.0 million in depreciation and amortization and a decrease of $1.0 million in data and bandwidth expenses. These decreases were partially offset by an increase of $1.1 million in ad protection costs.

    We expect the cost of revenue to be higher in 2021 compared to 2020 in absolute dollars due primarily to the increased amortization of intangible assets resulting from the Merger and higher cloud service costs to support the growth of our business.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
    Sales and marketing expenses increased by $31.5 million, or 71%, for the year ended December 31, 2020 compared to the prior year primarily due to the Merger and associated increases in amortization related to acquired intangibles and other assets and increases in headcount. Sales and marketing expenses increased by $20.4 million related to personnel expenses and $12.8 million related to depreciation and amortization associated with the Merger. These increases were partially offset by a decrease in expenses of $2.4 million related to travel and industry events due to the impact of the COVID-19 pandemic.
Sales and marketing expenses stayed flat for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the benefit of the prior year's cost control initiatives.
    We expect sales and marketing expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to a full year of additional headcount costs and amortization of acquired intangible assets as a result of the Merger and increased Travel and Entertainment expenses post COVID-19.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
    Technology and development expenses increased by $11.3 million, or 28%, for the year ended December 31, 2020 compared to the prior year, primarily due to an increase of $11.6 million in personnel costs as a result of the increased headcount associated with the Merger.
Technology and development expenses increased by $2.4 million, or 6%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase of $3.0 million in personnel costs as a result of strategic headcount additions to focus on the engineering aspect of our new developments, including Demand Manager and other initiatives.
    We expect technology and development expenses to continue to increase in 2021 compared to 2020 in absolute dollars, primarily due to the additional headcount investment in our key growth opportunities.
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
    General and Administrative
    General and administrative expenses increased by $13.2 million, or 33%, for the year ended December 31, 2020 compared to the prior year, primarily due to increases of $7.1 million in personnel expenses and $4.0 million in facilities related expenses, both primarily associated with the Merger. In addition, professional services increased by $3.0 million in professional services mainly attributed to the growth of the overall business as a result of the Merger. These increases were partially offset by a decrease in bad debt expense of $1.3 million.
General and administrative expenses decreased by $0.7 million, or 2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease of $1.2 million in personnel related expenses due to the benefit of prior year's cost control initiatives.
    We expect general and administrative expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to the additional headcount and assuming a return to office work environment later in the year.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.

    Merger and Restructuring Costs
    We incurred merger and restructuring costs of $17.6 million and $2.0 million during the year ended December 31, 2020 and 2019, respectively, primarily related with the Merger. In 2020, these costs included professional fees of $9.9 million related to investment banking advisory, legal, and other professional service fees, one-time cash-based employee termination benefit costs of $5.7 million, and non-cash stock-based compensation expense associated with double-trigger accelerations and severance benefits of $1.9 million. In 2019, these costs consisted of professional services associated with the Merger, which were all incurred during the fourth quarter.
Merger and restructuring costs increased by $15.5 million during the year ended December 31, 2020 compared to the prior year primarily due cash and non-cash acceleration and termination benefits, as referenced above, and increased professional services associated with the Merger and resulting restructuring activities.
During the year ended December 31, 2018, we incurred restructuring costs of $3.4 million for severance and other one-time employee termination benefits related to headcount reductions that were made in 2018. These costs included one-time cash-based employee termination benefit costs of $3.0 million and non-cash stock-based compensation expenses associated with severance benefits of $0.4 million. These headcount reductions were as part of evaluation of efficiency and implementation of cost-control measures. As part of these measures, we reduced headcount by approximately 100 people, or 19% of our workforce, and reduced other operating costs. Our actions included reductions in administrative staff to bring our general and administrative operations into better alignment with the current size of the business, as well as in sales and technical personnel as a result of offshoring certain development functions, organizational delayering and restructuring, and reducing investment in unprofitable projects.
We expect merger and restructuring costs to increase in 2021 compared to 2020 in absolute dollars if the SpotX Acquisition successfully closes.
    Other (Income) Expense, Net

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Interest (income) expense, net	$(50)	$(789)	$(988)
Other income	(3,665)	(285)	(766)
Foreign exchange (gain) loss, net	2,220	481	(389)
Total other (income) expense, net	$(1,495)	$(593)	$(2,143)
    Other income increased by $3.4 million during the year ended December 31, 2020 compared to the prior year due to rental income for two real estate leases for which we sublease the property to a third parties. We expect rental income for real estate leases subleased to third parties to be approximately $3.8 million in 2021, $3.2 million in 2022 and 2023, $3.0 million in 2024, and $0.3 million in 2025, based on the subleases in place as of December 31, 2020.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. The foreign currency loss, net during the year ended December 31, 2020 was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar. The foreign currency loss, net during the years ended December 31, 2019 and 2018 was primarily attributable to the currency movements between the British Pound and the Euro relative to the U.S. Dollar.
    Provision (Benefit) for Income Taxes
    We recorded an income tax expense of $0.7 million for the year ended December 31, 2020 compared to an income benefit of $1.5 million and income tax expense of $0.4 million for the years ended December 31, 2019 and 2018, respectively. The tax expense for the years ended December 31, 2020 and December 31, 2018 was primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries. The net tax benefit for the year ended December 31, 2019 was the result of a deferred tax liability associated with the RTKio acquisition, the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.

Non-GAAP Financial Measures
    In addition to our GAAP results, we review Adjusted EBITDA, a non-GAAP financial measure, to help us evaluate our business, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. Adjusted EBITDA is discussed immediately following the table below. Revenue is discussed under the headings "Components of Our Results of Operations" and "Results of Operations."

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$221,628	$156,414	$124,685
Net loss	$(53,432)	$(25,478)	$(61,822)
Adjusted EBITDA	$43,065	$25,694	$(11,222)
    Adjusted EBITDA
    We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, impairment charges, interest income or expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, and provision (benefit) for income taxes. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s performance without regard to items such as those we exclude in calculating this measure, which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
•Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our performance. Adjusted EBITDA may also be used as a metric for determining payment of cash incentive compensation.
•Adjusted EBITDA provides a measure of consistency and comparability with our past performance that many investors find useful, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:
•Stock-based compensation is a non-cash charge and will remain an element of our long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period.
•Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future, but Adjusted EBITDA does not reflect any cash requirements for these replacements.
•Impairment charges are non-cash charges related to goodwill, intangible assets and/or long-lived assets.
•Adjusted EBITDA does not reflect non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets and changes in the fair value of contingent consideration.
•Adjusted EBITDA does not reflect cash and non-cash charges and changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses and expenses associated with earn-out amounts.
•Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, or contractual commitments.
•Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense.
•Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
    Our Adjusted EBITDA is influenced by fluctuations in our revenue and the timing and amounts of our investments in our operations. Adjusted EBITDA should not be considered as an alternative to net income (loss), income (loss) from operations, or any other measure of financial performance calculated and presented in accordance with GAAP.

    The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Net income (loss)	$(53,432)	$(25,478)	$(61,822)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	24,337	28,818	32,153
Amortization of acquired intangibles	24,911	3,308	3,185
Stock-based compensation expense	28,491	18,825	16,282
Merger and acquisition related items	15,682	2,041	—
Non-operational real estate expense (income), net	198	—	—
Interest (income) expense, net	(50)	(789)	(988)
Foreign exchange (gain) loss, net	2,220	481	(389)
Other non-operating (income) expense, net	15	—	—
Provision (benefit) for income taxes	693	(1,512)	357
Adjusted EBITDA	$43,065	$25,694	$(11,222)

Liquidity and Capital Resources
    Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations, and our credit facility with Silicon Valley Bank ("SVB"). At December 31, 2020, we had cash and cash equivalents of $117.7 million, of which $23.5 million was held in foreign currency cash accounts. Our cash and marketable securities balances are affected by our results of operations, the timing of capital expenditures, which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted as a result of COVID-19.
    On September 25, 2020, we amended and restated our loan and security agreement with SVB (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $60.0 million with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million, of which $6.3 million was utilized for letters of credit related to leases as of December 31, 2020. As of December 31, 2020, the amount available for borrowing was $53.7 million (net of letters of credit).
Pursuant to the Loan Agreement, we are required to comply with financial covenants, measured quarterly, with respect to a minimum liquidity ratio and maximum quarterly cash burn. We are required to maintain a minimum liquidity ratio of at least 1.25 on the last day of each quarter and not exceed, on an absolute basis, a maximum quarterly cash burn for specific periods, as defined in the Loan Agreement. The Liquidity Ratio is defined as Cash and Cash Equivalents, plus Accounts Receivable, less Accounts Payable - Seller, divided by all obligations due to SVB, including all debt balances, interest, service fees, and unused credit line fees, net of outstanding letters of credit as of the balance sheet date. Cash Burn is defined as Adjusted EBITDA less Capital Expenditures during the trailing periods as outlined in the Loan Agreement. The Loan Agreement defines Capital Expenditures as the current period unfinanced cash expenditures that are capitalized and amortized, including but not limited to property and equipment and capitalized labor costs as they relate to internal use software development costs. December 31, 2020, the Company was in compliance with its financial covenants. While we are currently in compliance with these covenants, this could change in the future depending on our operating results. At December 31, 2020, we had no amounts outstanding under our Loan Agreement other than with respect to letters of credit). Future availability under the credit facility is dependent on several factors, including the available borrowing base and compliance with future covenant requirements. See Note 18 of "Notes to Consolidated Financial Statements" for additional information regarding the Loan Agreement.
    We believe our existing cash and cash equivalents, investment balances, and available borrowings under our Loan Agreement will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased even if we are unable to collect from buyers. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have agreed to revised payment schedules. To date, these actions have not had a material negative impact on our cash flow or liquidity. At December 31, 2020, two buyers accounted for 33% and 12%, respectively, of consolidated accounts receivable. The future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and factors set forth in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K.
We intend to finance the cash portion of the SpotX Acquisition consideration in part from cash on our balance sheet and in part through borrowings under certain proposed new credit facilities. In connection with entering into the SpotX Purchase Agreement, we entered into the Commitment Letter, dated as of February 4, 2021, with Goldman Sachs Bank USA (the "Commitment Party"), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide the senior secured Term Loan Facility in an aggregate principal amount of up to $560 million. If we fail to satisfy the closing conditions set forth in the Commitment Letter or the Commitment Party is unable to perform its obligations under the Commitment Letter for any reason, we will be required to find other sources of capital to fund the acquisition of SpotX.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Cash flows provided by (used in) operating activities	$(12,065)	$31,983	$(22,686)
Cash flows provided by (used in) investing activities	32,636	(23,388)	27,947
Cash flows provided by (used in) financing activities	7,354	(205)	(1,279)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	918	46	(172)
Change in cash, cash equivalents and restricted cash	$28,843	$8,436	$3,810
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
    During the year ended December 31, 2020, net cash used in operating activities was $12.1 million, compared to net cash provided by operating activities of $32.0 million during the year ended December 31, 2019 and net cash used in operating activities of $22.7 million during the year ended December 31, 2018. Our operating activities included our net losses of $53.4 million, $25.5 million, and $61.8 million for the years ended December 31, 2020 and 2019, and 2018, respectively, which were offset by non-cash adjustments of $76.4 million, $51.5 million, and $51.3 million, respectively. In 2020, net changes in our working capital increased cash used in operating activities by $35.1 million, mainly driven by increased accounts receivable and accounts payable balances. In 2019, net changes in our working capital increased cash provided by operating activities by $5.9 million. In 2018, net changes in our working capital increased cash used in operating activities by $12.1 million. The net changes in working capital for all periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.

    We believe that cash flows from operations will continue to be negatively impacted by our ongoing net losses and working capital needs.
    Investing Activities
    Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure, and investments in, and maturities of, available-for-sale securities. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. As we execute on our strategy to be a high volume, low cost advertising exchange, we are developing solutions to manage the growth of our digital advertising inventory volume more efficiently. We anticipate investment in internal use software development to increase compared to past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to slightly increase compared to 2020. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of next year compared to the first half of the year. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the year ended December 31, 2020, net cash provided by investing activities was $32.6 million compared to net cash used by investing activities of $23.4 million during the year ended December 31, 2019 and net cash provided by investing activities of $27.9 million during the year ended December 31, 2018. During the year ended December 31, 2020, 2019, and 2018, we used cash for purchases of property and equipment of $14.3 million, $11.4 million, and $11.4 million, respectively, and used cash for investments in our internally developed software of $7.7 million, $8.5 million, and $8.5 million, respectively, The cash provided by investing activity for the year ended December 31, 2020 included $54.6 million of cash and restricted cash acquired as part of the Merger. Net cash used in our investing activities in 2019 included $11.0 million to acquire RTK.io. For the years ended December 31, 2019 and 2018 we had net maturities of investments in available-for-sale securities of $7.5 million and $38.7 million, respectively. In addition, we had cash inflows of $9.2 million during the year ended December 31, 2018 related to sales of available-for-sale securities.
    Financing Activities
    Our financing activities consisted of transactions related to the issuance of our common stock under our equity plans. For the years ended December 31, 2020, 2019, and 2018 we provided net cash of $7.4 million, and used net cash of $0.2 million, and $1.3 million, respectively, for financing activities. Cash outflows from financing activities for the years ended December 31, 2020, 2019, and 2018 included payments of $7.9 million, $1.8 million, and $1.6 million, respectively, for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. Offsetting these outflows were cash inflows of $15.2 million, $1.6 million, and $0.4 million, from the issuance of common stock under the employee stock purchase plan and exercise of stock options for the years ended December 31, 2020, 2019, and 2018, respectively.
Off-Balance Sheet Arrangements
    We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2020 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
    Our principal commitments consist of leases for our various office facilities, including our corporate headquarters in Los Angeles, California and offices in New York, New York, and operating lease agreements, including data centers and cloud managed services that expire at various times through 2030. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
We received rental income from subleases totaling $3.7 million for the year ended December 31, 2020.
The following table summarizes our future lease obligations, related sublease income, and other future payments due under non-cancelable agreements at December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Lease liabilities associated with leases included Right of Use Assets as of December 31, 2020	$11,653	$8,392	$7,428	$6,740	$3,551	$11,403	$49,167
Obligations for leases not included in Lease liabilities as of December 31, 2020	1,549	3,593	3,713	3,835	2,827	13,323	28,840
Operating sublease income	(3,814)	(3,245)	(3,194)	(3,042)	(253)	—	(13,548)
Other non-cancelable obligations	9,010	8,073	5,158	4,031	2,000	—	28,272
Total	$18,398	$16,813	$13,105	$11,564	$8,125	$24,726	$92,731

Obligations for leases not included in the lease liabilities as of December 31, 2020 include commitments under agreements for an office lease for our new corporate headquarters in Los Angeles and a data center in Singapore which have not commenced as of December 31, 2020.
Other non-cancelable obligations include other agreements in the normal course of business, including an agreement for third-party cloud-managed services. As part of the agreement, we have a minimum commitment to pay $20.0 million over the course of five years, with no annual minimum commitment. As of December 31, 2020, the Company's commitment is $18.0 million.
In addition, on February 4, 2021, we entered into a Stock Purchase Agreement with RTL US Holding, Inc., to purchase all of the issued and outstanding shares of capital stock of SpotX, a Delaware corporation and wholly owned subsidiary of RTL, for a purchase price equal to $560 million in cash ("Cash Consideration") and 14 million shares of the Company's common stock. The Cash Consideration is subject to customary working capital and other adjustments. We intend to finance the Cash Consideration in part from cash on our balance sheet and in part through borrowings under the Term Loan Facility. The funding of the Term Loan Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms set forth in the Commitment Letter and the consummation of the SpotX acquisition in accordance with the Purchase Agreement.
    Our unrecognized tax benefits changes for the year ended December 31, 2020 resulted from a closed IRS audit and the Company's reasonable expectation that federal research and development credits will expire unutilized pursuant to Section 383 of the Code, which allowed us to decrease our unrecognized tax benefit. The Merger with Telaria resulted in an increase to our unrecognized tax benefit for prior year taxes in foreign jurisdictions. The increase to unrecognized tax benefit for the period is not material.
    In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2020.

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
    We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) the determination of the estimated useful lives of internal-use software development costs, (iii) the recoverability of intangible asset and goodwill, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019.
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
The total volume of spending between buyers and sellers on our platform is referred to as advertising spend. We keep a percentage of that advertising spend as a fee, and remit the remainder to the seller. The fee that we retain from the gross advertising spend on our platform is recognized as revenue. The fee earned on each transaction is based on the pre-existing agreement we have with the seller and the clearing price of the winning bid. We recognize revenue upon fulfillment of our performance obligation to a client, which occurs at the point in time an ad renders and is counted as a paid impression, subject to a contract existing with the client and a fixed or determinable transaction price. Performance obligations for all transactions are satisfied, and the corresponding revenue is recognized, at a distinct point in time. We have no arrangements with multiple performance obligations. We consider the following when determining if a contract exists (i) contract approval by all parties, (ii) identification of each party’s rights regarding the goods or services to be transferred, (iii) specified payment terms, (iv) commercial substance of the contract, and (v) collectability of substantially all of the consideration is probable.
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
    For substantially all transactions on our platform, we have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we are not the primary obligor as we do not have control of the digital advertising inventory and do not set prices agreed upon within the auction marketplace, and therefore we report revenue on a net basis. However, for certain transactions related to revenue streams acquired in connection with the Merger with Telaria, we report revenue on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
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
    Software development activities generally consist of three stages, (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post implementation stage. Costs incurred in the planning and post implementation stages of software development, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. We capitalize costs associated with software developed for internal use when the planning stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose.
We amortize internal use software development costs using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.

Valuation of Goodwill and Intangibles
The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill.
Long-lived assets, including property and equipment, long-term prepayments, and intangible assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.
We evaluate goodwill annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with guidance related to impairment testing, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment option is not elected, or if the qualitative assessment indicates that it is more likely than not that the fair value is less than its carrying amount, a quantitative analysis is then performed. The quantitative analysis, if performed, compares the estimated fair value of the Company with its respective carrying amount, including goodwill. If the estimated fair value of the Company exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If the fair value is less than the carrying amount, including goodwill, then an impairment adjustment must be recorded up to the carrying amount of goodwill.
Stock-Based Compensation
Compensation expense related to employee stock-based awards is measured and recognized on the fair value of the awards granted. We have granted awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on our stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.
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
Determining the fair value of stock-based awards at the grant date requires judgment. Our use of the Black-Scholes option-pricing model and Monte-Carlo lattice model requires the input of subjective assumptions such as the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, the expected dividend yield of our common stock, and the fair value of our common stock. The assumptions used in our valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
Business Combinations
    The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price of a business combination, which is the sum of the consideration provided, which may consist of cash, equity or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies.
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
Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves as facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes and the effective tax rate in the period in which such determination is made.
The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Services ("IRS") and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.

Recently Issued Accounting Pronouncements
    The information set forth under Note 2 to our "Notes to Consolidated Financial Statements" under the caption "Organization and Summary of Significant Accounting Policies" is incorporated herein by reference.

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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash, money market funds, and commercial paper, with original maturities of three months or less. Our investments consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility at December 31, 2020. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pounds, Australian Dollar, Canadian Dollar and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2020, including intercompany balances, would result in a foreign currency loss of approximately $3.1 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

MAGNITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Magnite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnite, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of internal control over financial reporting certain elements related to Telaria, Inc., which was acquired on April 1, 2020. The excluded elements of the Telaria business represented 25% of the Company’s revenue and 25% of the Company’s total assets as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting for certain elements related to Telaria, Inc.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combinations – Telaria, Inc. Merger – Technology, Customer Relationships, and In-process Research and Development Intangible Assets — Refer to Note 10 to the financial statements
Critical Audit Matter Description
On April 1, 2020, the Company completed a stock for stock merger with Telaria, Inc. whereby each share of Telaria common stock issued and outstanding was converted into 1.082 shares of the Company’s common stock. This resulted in the issuance of 52,098,945 shares of the Company’s common stock. The Company accounted for the acquisition using the acquisition method of accounting for business combinations and the fair value of the purchase price of $287,417,460 was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the technology, customer relationships, and in-process research and development intangible assets of $58,000,000, $36,300,000, and $8,030,000, respectively. Management estimated the fair value of technology, customer relationships, and in-process research and development intangible assets using a discounted cash flow approach, which included an analysis of future cash flows expected to be generated by each intangible asset. The fair value of the acquired technology and in-process research and development was valued using The Revenue Split Method. The Company used the Loss‐of‐Revenue and Income Method in its valuation of the existing Customer Relationships. The fair value determination of these intangible assets required management to make significant, subjective estimates and assumptions related to forecasted future cash flows and the selected discount rate.
We identified the aforementioned intangible assets as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of these intangible assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the technology, customer relationships, and in-process research and development intangible assets included the following, among others:
•We tested the effectiveness of controls over the valuation of intangible assets, including management’s controls over forecasts of future cash flows and the determination of the discount rate.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the revenue and disaggregated cost projections to historical results, certain peer companies, third-party industry forecasts, as well as performing inquiries with certain members of management.
•With the assistance of our fair value specialists, we evaluated the valuation methodology used to determined fair value along with the reasonableness of the discount rate, including independently estimating the discount rate using a process consistent with generally accepted valuation practices.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

Revenue — Highly Automated Systems to Process and Record Revenue - Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company’s revenue consists of transaction-based fees and is made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. Due to the fact that revenue transactions do not consist of the transfer of physical goods, but are web- or app-based, the processing and recording of revenue is highly automated and is based on contractual terms with advertisers and publishers. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.

We identified revenue as a critical audit matter because the of the information technology (IT)-dependent nature of the Company’s revenue stream and the significant audit effort required in performing our audit procedures, including involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s systems, software applications, and automated controls related to the revenue cycle.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over the systems, including testing of user access controls, change management controls, and IT operations controls.
◦We tested the effectiveness of system interface controls and automated controls within the revenue process, as well as controls designed to ensure the accuracy and completeness of revenue.
•We tested the effectiveness of controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We evaluated recorded revenue and revenue trends and used data analytics to analyze transactional revenue data.
•We tested revenue for completeness and accuracy by confirming related accounts receivable selections.
•We performed a proof of cash reconciliation that reconciled cash to revenue and related revenue accounts.

/s/ Deloitte & Touche LLP
Los Angeles, California February 24, 2021
We have served as the Company's auditor since 2018.

MAGNITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$117,676	$88,888
Accounts receivable, net	471,666	217,571
Prepaid expenses and other current assets	17,729	6,591
TOTAL CURRENT ASSETS	607,071	313,050
Property and equipment, net	23,681	23,667
Right of use lease asset	39,599	21,491
Internal use software development costs, net	16,160	16,053
Intangible assets, net	89,884	11,386
Goodwill	158,125	7,370
Other assets, non-current	4,440	2,103
TOTAL ASSETS	$938,960	$395,120
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$509,315	$259,439
Lease liabilities - current portion	9,813	7,282
Other current liabilities	3,070	778
TOTAL CURRENT LIABILITIES	522,198	267,499
Lease liabilities - non-current portion	32,278	15,231
Deferred tax liability, net	199	—
Other liabilities, non-current	2,672	454
TOTAL LIABILITIES	557,347	283,184
Commitments and contingencies (Note 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2020 and December 31, 2019; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2020 and December 31, 2019; 114,029 and 53,888 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	777,084	453,064
Accumulated other comprehensive income (loss)	(957)	(45)
Accumulated deficit	(394,516)	(341,084)
TOTAL STOCKHOLDERS' EQUITY	381,613	111,936
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$938,960	$395,120
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenue	$221,628	$156,414	$124,685
Expenses:
Cost of revenue	77,747	57,391	60,003
Sales and marketing	76,030	44,565	44,556
Technology and development	51,546	40,250	37,863
General and administrative	52,987	39,750	42,431
Merger and restructuring costs	17,552	2,041	3,440
Total expenses	275,862	183,997	188,293
Loss from operations	(54,234)	(27,583)	(63,608)
Other (income) expense:
Interest (income) expense, net	(50)	(789)	(988)
Other income	(3,665)	(285)	(766)
Foreign exchange (gain) loss, net	2,220	481	(389)
Total other (income) expense, net	(1,495)	(593)	(2,143)
Loss before income taxes	(52,739)	(26,990)	(61,465)
Provision (benefit) for income taxes	693	(1,512)	357
Net loss	$(53,432)	$(25,478)	$(61,822)
Net loss per share:
Basic and Diluted	$(0.55)	$(0.48)	$(1.23)
Weighted average shares used to compute net loss per share:
Basic and Diluted	96,700	52,614	50,259
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net loss	$(53,432)	$(25,478)	$(61,822)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	2	27
Foreign currency translation adjustments	(912)	212	(327)
Other comprehensive income (loss)	(912)	214	(300)
Comprehensive loss	$(54,344)	$(25,264)	$(62,122)
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at Balance at December 31, 2017	50,239	$—	$418,354	$41	$(253,784)	$164,611
Exercise of common stock options	50	—	45	—	—	45
Restricted stock awards, net	(156)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	174	—	314	—	—	314
Issuance of common stock related to RSU vesting	1,367	1	—	—	—	1
Shares withheld related to net share settlement	(515)	—	(1,638)	—	—	(1,638)
Stock-based compensation	—	—	16,802	—	—	16,802
Other comprehensive loss	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(61,822)	(61,822)
Balance at Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	$118,013
Exercise of common stock options	285	—	588	—	—	588
Restricted stock awards, net	(182)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	227	—	1,054	—	—	1,054
Issuance of common stock related to RSU vesting	2,858	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,847)	—	—	(1,847)
Stock-based compensation	—	—	19,392	—	—	19,392
Other comprehensive income	—	—	—	214	—	214
Net loss	—	—	—	—	(25,478)	(25,478)
Balance at December 31, 2019	53,888	1	453,064	(45)	(341,084)	111,936
Exercise of common stock options	3,359	—	13,548	—	—	13,548
Issuance of common stock related to employee stock purchase plan	381	—	1,660	—	—	1,660
Issuance of common stock related to RSU vesting	5,126	—	—	—	—	—
Shares withheld related to net share settlement	(824)	—	(7,854)	—	—	(7,854)
Issuance of common stock associated with the Merger	52,099	1	275,772	—	—	275,773
Exchange of stock options and RSU related to Merger	—	—	11,646	—	—	11,646
Stock-based compensation	—	—	29,248	—	—	29,248
Other comprehensive loss	—	—	—	(912)	—	(912)
Net loss	—	—	—	—	(53,432)	(53,432)
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)	$381,613
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES:
Net loss	$(53,432)	$(25,478)	$(61,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,248	32,126	35,338
Stock-based compensation	28,491	18,825	16,282
(Gain) loss on disposal of property and equipment	(22)	114	243
Provision for doubtful accounts	(138)	2,060	758
Accretion of available for sale securities	—	24	(412)
Non-cash lease expense	(784)	(209)	—
Deferred income taxes	789	(595)	(42)
Unrealized foreign currency gains, net	(1,161)	(823)	(897)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(103,836)	(10,705)	(40,688)
Prepaid expenses and other assets	(10,095)	(51)	4,519
Accounts payable and accrued expenses	75,064	16,288	26,612
Other liabilities	3,811	407	(2,577)
Net cash provided by (used in) operating activities	(12,065)	31,983	(22,686)
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,292)	(11,425)	(11,433)
Capitalized internal use software development costs	(7,667)	(8,463)	(8,507)
Acquisitions, net of cash acquired	54,595	(11,000)	—
Investments in available-for-sale securities	—	—	(23,991)
Maturities of available-for-sale securities	—	7,500	62,650
Sales of available-for-sale securities	—	—	9,228
Net cash provided by (used in) investing activities	32,636	(23,388)	27,947
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,548	588	45
Proceeds from issuance of common stock under employee stock purchase plan	1,660	1,054	314
Taxes paid related to net share settlement	(7,854)	(1,847)	(1,638)
Net cash provided by (used in) financing activities	7,354	(205)	(1,279)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	918	46	(172)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,843	8,436	3,810
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	88,888	80,452	76,642
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$117,731	$88,888	$80,452

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$117,676	$88,888	$80,452
Restricted cash included in other asset, non-current	55	—	—
Total cash, cash equivalents and restricted cash	$117,731	$88,888	$80,452

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In thousands)

	Year Ended
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:	December 31, 2020	December 31, 2019	December 31, 2018
Cash paid for income taxes	$1,614	$291	$379
Cash paid for interest	$101	$61	$46
Capitalized assets financed by accounts payable and accrued expenses	$42	$141	$6
Capitalized stock-based compensation	$757	$567	$520
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,036	$13,533	$—
Common stock and options issued for Merger	$287,418	$—	$—

MAGNITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations
    Company Overview
    Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations on April 20, 2007. On April 1, 2020, Magnite completed a stock-for-stock merger ("Merger") with Telaria, Inc., ("Telaria"), a leading provider of connected television ("CTV") technology. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types. The Company is headquartered in Los Angeles, California.
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
    The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers. The Company's platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications, CTV channels, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading sellers and buyers of digital advertising inventory.
    Sellers monetize their inventory through the Company’s platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding, which includes direct sale of premium inventory to a buyer, referred to as private marketplace, and open auction bidding, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory, referred to as open marketplace. At the same time, buyers leverage the Company’s platform to manage their advertising spending and reach their target audiences, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers.

Note 2—Organization and Summary of Significant Accounting Policies
    Basis of Consolidation
    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the operations of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Amounts for merger and restructuring costs incurred in the year ended December 31, 2019 have been reclassified to conform to the presentation for the year ended December 31, 2020 consolidated statements of operations. Reclassifications consist of $2.0 million from general and administrative expenses to merger and restructuring costs in the consolidated statement of operations for the year ended December 31, 2019. These expenses were related to professional services associated with the Merger with Telaria. The Merger with Telaria was announced during December 2019, during which period the Company was incurring such expenses; however, the Company did not separately present the expenses in the 2019 consolidated statement of operations.

    Segments
    Management has determined that the Company operates as one segment. The Company’s chief operating decision maker reviews financial information on an aggregated and consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.
    Use of Estimates
    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the pandemic, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
    On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of intangible assets, internal use software development costs, and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) assumptions used in valuation models to determine the fair value of stock-based awards, (vii) fair value of financial instruments, (viii) the recognition and disclosure of contingent liabilities, and (ix) the assumptions used in valuing acquired assets and assumed liabilities in business combinations.
These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the estimated useful lives of internal-use software development costs, assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, business combinations, estimated useful lives of long-lived assets, recoverability of intangible assets and goodwill, the assumptions used in the valuation of acquired assets and liabilities in business combinations, and income taxes, including the realization of tax assets and estimates of tax liabilities. require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.
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
    Technology and Development. The Company's technology and development expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, and professional services associated with the ongoing development and maintenance of the Company's solution, depreciation and amortization, and, to a lesser extent, facilities-related costs. These expenses include costs incurred in the development, implementation and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net on the Company's consolidated balance sheets. The Company amortizes internal use software development costs that relate to its revenue-producing activities on the Company's platform to cost of revenue and amortizes other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from its business acquisitions over their estimated useful lives.
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
    Merger and Restructuring Costs. The Company's merger and restructuring costs consist primarily of professional service fees associated with Merger and acquisition activities, and of cash-based employee termination costs and stock-based compensation charges associated with Merger or restructuring activities, and of other restructuring activities, including facility closures and relocation costs.
    Stock-Based Compensation
    Compensation expense related to employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company granted awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on our stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.

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
    Volatility. For grants issued in periods in which the Company did not have significant trading history for the Company’s common stock, the Company determined the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants. For those grants issued in periods in which the Company has sufficient history, the computation of the expected volatility assumption is based on the historical volatility of the Company’s common stock.
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
    Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2020, 2019, and 2018.
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
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to affect the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2020 was 27,882,222.
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
    Restricted Cash
    The Company classifies certain restricted cash balances within prepaid expenses and other current assets on the consolidated balance sheets based upon the term of the remaining restrictions. At December 31, 2020, the Company had restricted cash of $0.1 million, and at December 31, 2019, the Company had no restricted cash.
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
    Property and Equipment, Net
    Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment are as follows:

Years
Computer equipment and network hardware	3
Furniture, fixtures and office equipment	5 to 7
Leasehold improvements	Shorter of useful life or life of lease
Computer equipment under right-of-use finance arrangements	Shorter of useful life or life of lease
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
Capitalized Costs Incurred in Cloud Computing Arrangements
Cloud computing arrangements, such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a cloud computing arrangement includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its cloud computing arrangements that are service contracts, which are included within prepaid expenses and other current assets and other assets, non-current within the consolidated balance sheet. The Company amortizes capitalized implementation costs in a cloud computing arrangement over the life of the service contract.
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

    The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	5
In-process research and development	3 to 5
Customer relationships	2 to 3
Backlog	0.75
Non-compete agreements	2
Other intangible assets	0.25 to 1.5
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
    At December 31, 2020, two buyers accounted for 33% and 12% respectively, of consolidated accounts receivable. At December 31, 2019, two buyers accounted for 23% and 17%, respectively, of accounts receivable.
    The Company recognizes revenue from its contracts with sellers. No seller of advertising inventory accounted for 10% or more of revenue during the years ended December 31, 2020, 2019, and 2018.
    At December 31, 2020 one seller of adverting inventory accounted for 18% of accounts payable, and at December 31, 2019, no seller of advertising inventory comprised 10.0% or more of accounts payable.
    Foreign Currency Transactions and Translation
    Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Foreign exchange gains or losses were included in foreign exchange (gain) loss, net in the accompanying consolidated statements of operations. To the extent that the functional currency is different from the U.S. Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet.
    Recently Adopted Accounting Standards
    In June 2016, the FASB issued ASU 2016-13—Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This guidance requires entities to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2020. The standard did not have a material impact on its consolidated financial statements.
    In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), to streamline the disclosure requirements of ASC Topic 820—Fair Value Measurement. ASU 2018 removes certain disclosure requirements, including the valuation process for Level 3 fair value measurements, and adds certain quantitative disclosures around Level 3 fair value measurements. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The provisions of ASU 2018-13 are required to be adopted retrospectively, with the exception of disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, which can be adopted prospectively. The Company adopted ASU 2018-13 as of January 1, 2020. The standard did not have a material impact on its consolidated financial statements and related disclosures.
    In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 was issued to clarify the requirements of ASC 350-40—Intangibles—Goodwill and Other—Internal-Use Software ("ASC 350-40"). The ASU clarifies that implementation, setup and other upfront costs related to cloud computing agreements ("CCA") should be accounted for under ASC 350-40. ASC 2018-15 will require companies to capitalize certain costs incurred when purchasing a CCA that is a service. Under the new guidance, companies will apply the same criteria for capitalizing implementation costs in a CCA service as they would for internal-use software. The capitalized implementation costs will generally be expensed over the term of the service arrangement and the related assets will be assessed for impairment using the same model applied to long-lived assets. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 as of January 1, 2020 on a prospective basis. The standard did not have a material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted
    In December 2019, the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes ("ASU 2019-12") . ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements and related disclosures but the impact is not expected to be material.
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) ("ASU 2020-01"), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU "2020-06"), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance is effective for fiscal years beginning after December 15, 2021, including interim reporting periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on our present or future consolidated financial statements.
Note 3—Net Income (Loss) Per Share
    The following table presents the basic and diluted net loss per share:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Basic and Diluted EPS:
Net loss	$(53,432)	$(25,478)	$(61,822)
Weighted-average common shares outstanding	96,700	52,634	50,602
Weighted-average unvested restricted shares	—	(20)	(343)
Weighted-average common shares outstanding used to compute net loss per share	96,700	52,614	50,259
Basic and diluted net loss per share	$(0.55)	$(0.48)	$(1.23)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Options to purchase common stock	2,317	793	128
Unvested restricted stock awards	—	13	218
Unvested restricted stock units	4,713	4,211	2,029
Unvested performance awards	40	—	—
ESPP	50	34	55
Total shares excluded from net loss per share	7,120	5,051	2,430

Note 4—Revenues
    For substantially all transactions on the Company's platform, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. However, for certain transactions related to revenue streams acquired in connection with the Merger with Telaria, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions. For the year ended December 31, 2020, revenue reported on a gross basis was less than 2% of total revenue.
    The following table presents our revenue by channel for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
Channel:
CTV	$34,319	15%	$—	—%	$—	—%
Desktop	78,956	36	68,302	44	59,039	47
Mobile	108,353	49	88,112	56	65,646	53
Total	$221,628	100%	$156,414	100%	$124,685	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
United States	$161,570	$108,385	$83,020
International	60,058	48,029	41,665
Total	$221,628	$156,414	$124,685
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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $2.4 million at December 31, 2020, and $3.4 million at December 31, 2019. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.5 million and $0.9 million as of December 31, 2020 and December 31, 2019, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Allowance for doubtful accounts, Beginning Balance	$3,400	$1,340	$500
Allowance for doubtful accounts, Merger-assumed	1,033	—	—
Write-offs	(3,054)	(3,282)	(815)
Increase (decrease) in provision for expected credit losses	870	5,328	1,285
Recoveries of previous write-offs	111	14	370
Allowance for doubtful accounts, December 31	$2,360	$3,400	$1,340
During the year ended December 31, 2020, 2019 and 2018, the provision for expected credit losses associated with accounts receivable and the offset by increases of contra seller payables related to recoveries of uncollected buyer receivables resulted in a net amount of bad debt each year. During the year ended December 31, 2020, the provision for expected credit losses associated with accounts receivable of $0.9 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.0 million, which resulted in $0.1 million of bad debt recoveries. During the year ended December 31, 2019, the provision for expected credit losses associated with accounts receivable of $5.3 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $4.1 million, which resulted in bad debt expense of $1.2 million. During the year ended December 31, 2018, the provision for expected credit losses associated with accounts receivable of $1.3 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in bad debt expense of $0.8 million.
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
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2020:

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

At December 31, 2020 and 2019, cash equivalents of $7.9 million and $13.5 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market. Corporate debt securities (which are included in marketable securities on the balance sheet) with fair values derived from similar securities rather than based on quoted market prices for identical securities, are classified as Level 2 as well. The fair values of the Company's U.S. treasury, government and agency debt securities are based on quoted market prices and classified as Level 1, and are included within marketable securities.
There were no transfers between Level 1 and Level 2 fair value measurements during the years ended December 31, 2020 and 2019.

Note 6—Investments
The Company had no investments in marketable securities at December 31, 2020 and December 31, 2019.
During the year ended December 31, 2019, $7.5 million of available-for-sale investments matured, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations. The Company had no sales of available-for-sale investments in 2019.
During the year ended December 31, 2018, the Company sold $9.2 million of available-for-sale investments, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations. In addition, during the year ended December 31, 2018, the Company had net maturities of investments in available-for-sale securities of $38.7 million.

Note 7—Property and Equipment
    Major classes of property and equipment were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Purchased software	$1,255	$1,254
Computer equipment and network hardware	115,740	105,491
Furniture, fixtures and office equipment	2,289	1,896
Leasehold improvements	2,738	1,589
Gross property and equipment	122,022	110,230
Accumulated depreciation	(98,341)	(86,563)
Net property and equipment	$23,681	$23,667
    Depreciation expense on property and equipment totaled $16.0 million, $21.3 million, and $25.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were no impairment charges to property and equipment for the years ended December 31, 2020, 2019, and 2018.
    At December 31, 2020 and 2019, the Company had $39.6 million and $21.5 million of ROU assets and no property and equipment under finance leases.
    The Company's property and equipment, net by geographical region was as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
United States	$13,504	$14,546
International	10,177	9,121
Total	$23,681	$23,667

Note 8—Internal Use Software Development Costs
    Internal use software development costs were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Internal use software development costs, gross	51,277	$45,156
Accumulated amortization	(35,117)	(29,103)
Internal use software development costs, net	$16,160	$16,053
    During the years ended December 31, 2020, 2019, and 2018, the Company capitalized $9.2 million, $9.0 million, and $9.0 million, respectively, of internal use software development costs. Amortization expense was $8.3 million, $7.5 million, and $7.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. In the years ended December 31, 2020, 2019, and 2018, amortization expense included the write-off of software development costs of $0.1 million, $0.5 million, and $0.5 million, in the respective periods, related to the abandonment of the associated projects. Based on the Company’s internal use software development costs at December 31, 2020, excluding projects that are not yet complete and not yet ready for their intended use with a value of $0.4 million, estimated amortization expense of $7.8 million, $5.6 million, $2.2 million, and $0.1 million is expected to be recognized in 2021, 2022, 2023, and 2024 respectively.
    There were no impairment charges to internal use software development costs for the year ended December 31, 2020, 2019 and 2018 with the exception of the write-offs mentioned above.

Note 9—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
    Details of the Company’s goodwill were as follows:

December 31, 2019
(in thousands)
Beginning balance at December 31, 2018	$—
Additions from the acquisition of RTKio (Note 10)	7,370
Ending balance at December 31, 2019	7,370
Additions for Merger with Telaria (Note 10)	150,755
Ending balance at December 31, 2020	$158,125
    The Company’s intangible assets as of December 31, 2020 and 2019 included the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Amortizable intangible assets:
Developed technology	$77,658	$19,658
Customer relationships	37,950	1,650
In-process research and development	8,030	—
Non-compete agreements	70	70
Trademarks	—	20
Total identifiable intangible assets, gross	123,708	21,398
Accumulated amortization—intangible assets:
Developed technology	(21,905)	(9,823)
Customer relationships	(11,877)	(162)
Non-compete agreements	(42)	(7)
Trademarks	—	(20)
Total accumulated amortization—intangible assets	(33,824)	(10,012)
Total identifiable intangible assets, net	$89,884	$11,386
    Amortization of intangible assets for the years ended December 31, 2020, 2019, and 2018 was $24.9 million, $3.3 million, and $3.2 million, respectively. During the year ended December 31, 2020 and 2019, the Company wrote off fully amortized intangible assets with a historical cost of $1.1 million and $0.7 million, respectively. During the year ended December 31, 2018, the Company had no write-offs of fully amortized intangible assets.

    The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2020:

Fiscal Year	Amount
(in thousands)
2021	$31,048
2022	26,342
2023	13,941
2024	13,757
2025	4,238
Thereafter	558
Total	$89,884
    The Company adopted ASU 2018-15 as of January 1, 2020 on a prospective basis and as a result, the Company capitalized certain costs associated with cloud computing arrangements and will recognize the costs over the length of the service arrangements, which generally are three years. During the year ended December 31, 2020, the Company capitalized $0.9 million related to cloud computing arrangements. These costs are related to arrangements for infrastructure as a service, platform as a service, and software as a service. Capitalized costs associated with these arrangements as of December 31, 2020 are included within prepaid expenses and other current assets and other assets, non-current within the consolidated balance sheet in the amounts of $0.7 million and $0.2 million, respectively. The amortization of these agreements were insignificant for the year ended December 31, 2020.
The Company's qualitative assessment in the fourth quarter of 2020 did not indicate that it is more likely than not that the fair value of its goodwill, intangible assets, and other long-lived assets is less than the aggregate carrying amount.

Note 10—Business Combinations
2019 Acquisition—RTK.io
    On October 21, 2019, the Company completed the acquisition of RTK.io for total purchase consideration of $11.4 million, which includes cash paid of $11.0 million, cash acquired of $0.6 million, and a working capital adjustment of $0.2 million. RTK.io is a leading provider of tools and services that bring simplicity and control to header bidding for sellers. RTK’s solution is built on Prebid, the same open source framework as Demand Manager, the header bidding solution the Company launched in May 2019. The primary reason for the acquisition was to acquire technology, know-how, and personnel that will enable the Company to extend its Demand Manager product portfolio and client base. The financial results of RTK.io have been included in the Company's consolidated financial statements since the date of the acquisition.
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
    The following table summarizes the components of the acquired intangible assets and estimated useful lives (in thousands, except for estimated useful life) as of the acquisition date:

	Amount	Estimated Useful Life
Developed technology	$2,780	5 years
Customer relationships	1,650	2 years
Non-compete agreements	70	2 years
Trademark & trade name	20	< 0.5 years
Total intangible assets acquired	$4,520
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
    The Company does not track RTK.io's expenses on a stand-alone basis, and as a result, the determination of RTK.io post-acquisition operating results on a stand-alone basis was impracticable. The post-acquisition revenue, expenses, and pro forma results of operations were not significant to the consolidated results of operations for the years ended December 31, 2020 and 2019.
2020 Merger—Telaria
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
In accordance with ASC 805, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the Acquisition Date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually or more frequently when certain indicators are present. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies.
Management's purchase price allocation is preliminary and subject to change pending finalization of tax attributes and tax related liabilities. Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired deferred tax asset ("DTA") valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the Company will record the offset to goodwill. The Company records all other changes to DTA valuation allowances and liabilities related to uncertain tax positions in current- period income tax expense.
During the three months ended December 31, 2020, the Company adjusted the preliminary purchase price allocation for Telaria based on updated fair values associated with the acquired intangibles. Changes in projected revenues and costs increased the technology and customer relationships intangible while lengthened timeline for software development reduced in process research and development projects value. Except for the valuation related changes in intangible assets and adjustments to acquisition related tax accruals and deferred tax liabilities, adjustments to the fair value of opening balance sheet acquired assets and assumed liabilities resulted in minimal changes and refinements by management as of, and for the year-ended, December 31, 2020.
For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed, the Company applied the guidance in ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.
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
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below:

Cash and cash equivalents	$51,848
Accounts receivable, net	150,924
Prepaid expenses and other current assets	3,054
Property and equipment, net	1,814
Right-of-use lease asset	26,627
Intangible assets	103,410
Restricted cash	2,747
Other assets, non-current	369
Deferred tax assets, non-current	103
Goodwill	150,755
Total assets acquired	491,651
Accounts payable and accrued expenses	172,751
Lease liabilities - current portion	5,322
Deferred revenue	11
Other current liabilities	365
Lease liabilities - non-current portion	23,323
Other liabilities, non-current	194
Deferred tax liability	2,267
Total liabilities assumed	204,233
Total purchase price	$287,418
The Company believes the amount of goodwill resulting from the purchase price allocation is primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill has become impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The acquired intangibles and goodwill resulting from the Merger are not amortizable for tax purposes.
The following table summarizes the components of the intangible assets and estimated useful lives as of the Acquisition Date (dollars in thousands):

		Estimated Useful Life
Technology	$58,000	5 years
In-process research and development	8,030	4.7 years*
Customer relationships	36,300	2.5 years
Backlog	880	0.75 years
Trademarks	200	0.25 years
Total intangible assets acquired	$103,410
* In-process research and development consists of two projects with a weighted-average useful life of 4.7 years. Amortization begins once associated projects are completed and it is determined the projects have alternative future use.

The fair value of the acquired technology and in-process research and development was valued using The Revenue Split Method. This methodology included allocating future revenue projections to the existing technologies and applying decay rates and appropriate discount rates that reflect the respective intangible asset's relative risk profile when compared to other intangible assets as well as considering the risk associated with the overall business.
At the Acquisition Date, Telaria had existing Customer Relationships. To the extent that future cash flows of the business would be negatively affected in the absence of these relationships, they would be deemed to have economic value. The Company used the Loss‐of‐Revenue and Income Method in its valuation of the existing Customer Relationships. This method attempts to quantify the scenario whereby the owner loses the right to the intangible asset and the resulting losses of revenue and income. Under this analysis, the value of the cash flows with the intangible asset is compared to the value of the cash flows without the intangible asset and the difference represents the value of the intangible asset. This methodology included applying a discount rate and the expected timing it would take to further enhance customer relationships.

The fair value of the backlog was based on the Excess Earnings Model, taking into consideration the existing contracts as of the Acquisition Date and the respective cost to complete the servicing of the existing agreements. The resulting stream of after tax earnings were discounted to present value by applying an appropriate discount rate for the asset. The discount rate was selected based on the intangible asset’s relative risk profile when compared to the other intangible assets as well as the discount rate for the overall business.
Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, backlog, and trademarks is included in sales and marketing expenses in the consolidated statement of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the consolidated statement of operations. The intangible assets generated in the Merger are not tax deductible.
As such, as part of the Merger, deferred tax liabilities of $24.0 million were established related to the acquired intangible assets, which were fully offset by the estimated income tax effect of the partial release of Telaria's valuation allowance. The deferred tax liability was calculated based on an estimated combined tax rate of 23.3%.
The Company recognized approximately $17.6 million of acquisition related costs during the year ended December 31, 2020 (see Note 14). In addition, as part of the Merger, the Company acquired Telaria's U.S. federal NOLs of approximately $126.1 million and state NOLs of approximately $87.6 million. Pursuant to Section 382 of the Internal Revenue Code, Telaria, Inc. underwent an ownership change for tax purposes. As a result, the use of the NOLs will be subject to annual Section 382 use limitations. The Company believes the ownership change will not impact the Company's ability to utilize substantially all of the NOLs to the extent it generates taxable income that can be offset by such losses.
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

	Year Ended
	December 31, 2020	December 31, 2019

Pro Forma Revenue	$236,666	$224,452
Pro Forma Net Loss	$(64,030)	$(78,585)
During the year ended December 31, 2020, post-Merger revenue on a stand-alone basis for Telaria was $60.1 million. During the year ended December 31, 2020, due to the process of integrating the operations of Telaria into the operations of the Company, the determination of Telaria's post-Merger operating results on a standalone basis was impracticable.

Note 11—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Accounts payable—seller	$492,605	$247,891
Accounts payable—trade	4,268	4,822
Accrued employee-related payables	12,442	6,726
Total	$509,315	$259,439

 Note 12—Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Investments, net of tax	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(29)	$70	$41
Other comprehensive income (loss)	27	(327)	(300)
Balance at December 31, 2018	(2)	(257)	(259)
Other comprehensive income	2	212	214
Balance at December 31, 2019	—	(45)	(45)
Other comprehensive loss	—	(912)	(912)
Balance at December 31, 2020	$—	$(957)	$(957)

Note 13—Stock-Based Compensation
    In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the Merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). All compensatory equity awards outstanding at December 31, 2020 were issued pursuant to the 2014 Equity Incentive Plan, the iSocket Plan, the Chango Plan, the nToggle Plan, the Telaria Plan, the 2008 Stock Plan, the ScanScout Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
    The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards, and restricted stock units, to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. Restricted stock awards and restricted stock units vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2020, 2019, and 2018, included 0.7 million, 1.8 million, and 2.8 million, respectively, restricted stock units that vest 50% on each of the first and second anniversaries of the grant date. Options, restricted stock awards, and restricted stock units granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. No further awards were made under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were made under the 2007 Stock Incentive Plan since the IPO. Available shares under the iSocket Plan, the Chango Plan, and the nToggle Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 9,705,530 shares remained available for future issuance at December 31, 2020 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.

Stock Options
    A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2019	4,262	$6.82
Granted	1,145	$5.32
Options assumed in Merger	4,998	$3.80
Exercised	(3,359)	$4.03
Expired	(150)	$13.22
Forfeited	(201)	$5.09
Outstanding at December 31, 2020	6,695	$5.61	6.4 years	$168,025
Exercisable at December 31, 2020	4,044	$6.03	5.1 years	$99,803
    The total intrinsic value of options exercised during the year ended December 31, 2020 was $21.5 million. At December 31, 2020, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $7.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. The grant date fair value of options granted and assumed during the year ended December 31, 2020 was $3.17 per share. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2020 was $3.22 per share and the fair value of options assumed in the Merger was $3.16 per share. Total fair value of options vested during the year ended December 31, 2020 was $4.7 million.
    The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Expected term (in years)	6.3	6.1	6.0
Risk-free interest rate	0.45%	2.55%	2.67%
Expected volatility	67%	60%	57%
Dividend yield	—%	—%	—%
    Restricted Stock Units
    A summary of restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2019	8,077	$4.46
Granted	4,954	$5.52
Restricted stock units assumed in Merger	2,416	$5.40
Canceled	(1,035)	$5.17
Vested	(5,126)	$4.26
Nonvested restricted stock units outstanding at December 31, 2020	9,286	$5.30
The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2020 was $5.52. The aggregate fair value of restricted stock units that vested during the year ended December 31, 2020 was $43.6 million. At December 31, 2020, the intrinsic value of nonvested restricted stock units was $285.2 million. At December 31, 2020, the Company had unrecognized stock-based compensation expense relating to nonvested restricted stock units of approximately $36.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units
In April 2020, the Company granted the Company's CEO 146,341 restricted stock units that vest based on certain stock price performance metrics with a fair value of $0.9 million. The grant date fair value per share of restricted stock was $6.15, which was estimated using a Monte-Carlo lattice model. During the year ended December 31, 2020, the Company recognized $0.2 million of stock-based compensation related to these performance stock units based on a performance measurement of 150%. At December 31, 2020, the Company had unrecognized employee stock-based compensation expense of approximately $0.7 million, which is expected to be recognized over the remaining 2.25 years. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date. The compensation expense will not be reversed if the performance metrics are not met.
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
    As of December 31, 2020, the Company has reserved 2,049,164 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Cost of revenue	$525	$421	$321
Sales and marketing	8,229	5,638	4,557
Technology and development	7,451	4,757	2,867
General and administrative	10,416	8,009	8,139
Merger and restructuring costs	1,870	—	398
Total stock-based compensation expense	$28,491	$18,825	$16,282

Note 14—Merger and Restructuring, Costs
    Merger and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Merger and restructuring activities. For the year ended December 31, 2018, Merger and restructuring costs also included relocation costs.
The following table summarizes Merger and restructuring cost activity (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Professional Service (investment banking advisory, legal and other professional services)	$9,935	$2,041	$—
Personnel related (severance and one-time termination benefit costs)	5,747	$—	$3,042
Non-cash stock-based compensation (double-trigger acceleration and severance)	1,870	$—	$398
Total merger and restructuring costs	$17,552	$2,041	$3,440

During the years ended December 31, 2020 and December 31, 2019, the Company incurred costs of $17.6 million and $2.0 million, respectively, primarily related to the Merger with Telaria. All of the expenses incurred in the year ended December 31, 2019 were incurred during the fourth quarter (refer to "reclassification" note within Note 2).
In the first quarter of 2018, the Company announced its restructuring plan to reduce headcount to bring the Company's general and administrative operations into better alignment with the current size of the business and de-layer certain functions, and to reduce its investment in unprofitable projects (the "2018 Restructuring Events"). During the year ended December 31, 2018, the Company incurred restructuring costs of $3.4 million for severance and one-time termination benefits.
Accrued restructuring costs related to the Merger were $2.9 million at December 31, 2020. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to Merger assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's consolidated balance sheet.

	Year Ended
	(in thousands)
	December 31, 2020	December 31, 2019	December 31, 2018
Accrued Merger and restructuring costs at beginning of period	$—	$67	$—
Restructuring costs (personnel related and non-cash stock-based compensation)	7,617	—	3,440
Restructuring costs (Merger assumed loss contracts)	3,543	—	—
Cash paid for restructuring costs	(6,355)	(67)	(2,975)
Non-cash stock-based compensation	(1,870)	—	(398)
Accrued Merger and restructuring costs at end of period	$2,935	$—	$67
The accrued balance as of December 31, 2020 does not include an additional $0.1 million of personnel related expenses expected to be incurred in 2021 associated with the 2020 restructuring activities as a result of the Merger.

Note 15—Income Taxes
    The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Domestic	$(57,253)	$(28,063)	$(62,292)
International	4,514	1,073	827
Loss before income taxes	$(52,739)	$(26,990)	$(61,465)

    The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands)
Current:
Federal	$(144)	$(153)	$(23)
State	15	28	41
Foreign	1,117	281	388
Total current provision	988	156	406
Deferred:
Federal	9	(762)	—
State	(12)	(174)	2
Foreign	(292)	(732)	(51)
Total deferred benefit	(295)	(1,668)	(49)
Total provision (benefit) for income taxes	$693	$(1,512)	$357
    The Company recorded an income tax expense of $0.7 million for the year ended December 31, 2020 compared to an income tax benefit of $1.5 million and income tax expense of $0.4 million for the years ended December 31, 2019 and 2018, respectively. The tax expense for the years ended December 31, 2020 and December 31, 2018 was primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries. The tax benefit for the year ended December 31, 2019 was the result of a deferred tax liability associated with the RTKio acquisition, the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.
    Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 21% for the years ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.2)%	(0.1)%	(0.1)%
Foreign income (loss) at other than U.S. rates	(0.5)%	(4.3)%	—%
Stock-based compensation expense	11.4%	3.5%	(5.3)%
Meals and entertainment	(0.1)%	(0.9)%	(0.4)%
Debt cancellation	—%	—%	(1.2)%
Other permanent items	(1.1)%	(1.2)%	(0.5)%
Change in valuation allowance	(19.5)%	(7.5)%	(14.1)%
Sec 162(m) officers compensation	(12.7)%	(6.3)%	—%
Provision to return adjustments	0.4%	1.4%	—%
Effective income tax rate	(1.3)%	5.6%	(0.6)%

    Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred Tax Assets:
Accrued liabilities	$1,568	$1,396
Lease liabilities	8,943	—
Stock-based compensation	3,559	3,666
Net operating loss carryovers	117,707	75,853
Tax credit carryovers	4,882	13,055
Other	1,263	1,537
Total deferred tax assets	137,922	95,507
Less valuation allowance	(109,992)	(93,611)
Deferred tax assets, net of valuation allowance	27,930	1,896
Deferred Tax Liabilities:
Fixed assets	(824)	(570)
Intangible assets	(18,584)	(298)
Right of use lease asset	(8,283)	—
Total deferred tax liabilities	(27,691)	(868)
Net deferred tax assets (liability)	$239	$1,028
    The change in valuation allowance for the years ended December 31, 2020, 2019, and 2018 was $16.4 million, $2.7 million, and $9.2 million, respectively.
    At December 31, 2020, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $453.2 million, which will begin to expire in 2027. At December 31, 2020, the Company had state NOLs of approximately $280.0 million, which will begin to expire in 2027. At December 31, 2020, the Company had foreign NOLs of approximately $25.0 million, which will begin to expire in 2026. At December 31, 2020, the Company had state research and development tax credits of approximately $8.0 million, which carry forward indefinitely. No amounts for any federal or state research and development tax credits for the year ended December 31, 2019 or December 31, 2020 are included herein.
    On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), in response to the COVID-19 pandemic. The CARES Act is meant to infuse negatively affected companies with various tax cash benefits to ease the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, and net operating loss carryback periods. The Company has determined the tax implications of the CARES Act will not be material. To date, the Company has not taken advantage of any relief under the Cares Act. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 ("CAA"). The CAA is meant to provide additional relief and support to those impacted by the COVID-19 pandemic. The CAA includes provisions relating to payroll tax deferrals, family leave, and a five-year extension of a myriad of tax provisions that were set to expire. The company is evaluating the potential tax implications of the CAA on the Company for 2021. In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures. The Company has not received any relief that will impact its tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures globally.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the Merger. As a result, the use of the Company’s total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact its ability to utilize substantially all of its NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects its federal research and development carryforward tax credits will not be recovered prior to expiration.
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

    At December 31, 2020, unremitted earnings of the subsidiaries outside of the United States were approximately $22.1 million, on which the Company previously recorded a transition tax of $3.3 million. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
    The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
(in thousands)
Balance as of December 31, 2018	$4,717
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Increases related to prior year tax positions	3
Balance as of December 31, 2019	4,720
Decreases related to prior year tax positions	(2,294)
Increases related to prior year tax positions	788
Balance as of December 31, 2020	$3,214
    Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2020, 2019, and 2018 were not material.
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
The lease term is generally specified in the lease agreement, however certain agreements provide for lease term extensions or early termination options. To determine the period for the estimated future lease payments, the Company evaluates whether it is reasonably certain that it will exercise the option at the commencement date and periodically thereafter. Certain data center lease agreements include one year extension options or month-to-month extension options, and one or more of these extensions have been assumed for each lease that the Company believes to be an integral part of the business in the near term. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years, and the weighted average remaining lease term of leases included in the lease liability is 6.2 years as of December 31, 2020.
To determine the estimated future lease payments, the Company reviews each of its lease agreements to identify the various payment components. For real estate and equipment leases, the Company includes only the actual lease components in its determination of future lease payments, and for its data center leases, includes both the fixed lease and non-lease components in the estimated future lease payments. This typically includes a fixed minimum power commitment that is included in the data center agreements, but it does not include any variable or usage-based additional charges. Once the estimated future lease payments are determined, the Company uses a discount rate to calculate the present value of the future lease payments. Because most of the Company's leases do not provide an implicit rate of return, the Company uses the incremental borrowing rate it would be subject to on borrowings from its available revolving debt agreement based on the information available at the lease commencement date in determining the present value of lease payments. As of December 31, 2020, a weighted average discount rate of 5.00% has been applied to the remaining lease payments to calculate the lease liabilities included within the consolidated balance sheet.

For the year ended December 31, 2020, the Company recognized $13.4 million of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the consolidated balance sheet. In addition, for the year ended December 31, 2020, the Company recognized expenses of $20.4 million of cloud-based services related to data centers and $1.0 million of lease expense related to short-term leases that are not included in the ROU asset or lease liability balances.
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
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of December 31, 2020 (in thousands):

Fiscal Year
2021	$11,653
2022	8,392
2023	7,428
2024	6,740
2025	3,551
Thereafter	11,403
Total lease payments (undiscounted)	49,167
Less: imputed interest	(7,076)
Lease liabilities—total (discounted)	$42,091
    The Company also received rental income of $3.7 million, $0.3 million, and $0.8 million for real estate leases for which it subleases the property to a third party during the year ended December 31, 2020, 2019, and 2018, respectively. Rental income is included in other income in the consolidated statement of operations.
In addition to the lease liabilities included in these consolidated financial statements at December 31, 2020, during the three months ended December 31, 2020, the Company entered into agreements for an office lease for its corporate headquarters in Los Angeles and a data center in Singapore which have not commenced as of December 31, 2020, therefore, not included in the lease liability on the balance sheet. The Company has future commitments totaling $23.2 million over the course of 10 years for the office lease and $5.6 million over the course of four years for the data center in Singapore.

Note 17—Commitments and Contingencies
Commitments
    The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 16).
In addition, during the year ended December 31, 2020, the Company entered into an agreement for third-party cloud-managed services. As part of the agreement, the Company has a minimum commitment to pay $20.0 million over the course of five years, with no annual minimum commitment. As of December 31, 2020, the Company's commitment is $18.0 million.
    As of December 31, 2020 and 2019, the Company had $6.3 million and $2.5 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2020. However, based on management’s knowledge as of December 31, 2020, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
    Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 18—Debt
    On September 25, 2020, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"), which was scheduled to expire on September 26, 2020. The Loan Agreement provides a senior secured revolving credit facility of up to the lesser of $60.0 million and 85% of eligible accounts receivable, with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million, of which $6.3 million was utilized for letters of credit related to leases as of December 31, 2020 (see Note 17). As of December 31, 2020, the amount available for borrowing is $53.7 million. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
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
    The Loan Agreement requires the Company to comply with financial covenants, measured quarterly, with respect to a minimum liquidity ratio and maximum quarterly cash burn. The Company is required to maintain a minimum liquidity ratio of at least 1.25 on the last day of each quarter and not exceed, on an absolute basis, a maximum quarterly cash burn for specific periods, as defined in the Loan Agreement. The Liquidity Ratio is defined as Cash and Cash Equivalents, plus Accounts Receivable, less Accounts Payable - Seller, divided by all obligations the Company has to pay to SVB, including all debt balances, interest, service fees, and unused credit line fees, net of outstanding letters of credit as of the balance sheet date. Cash Burn is defined as Adjusted EBITDA less Capital Expenditures during the trailing periods as outlined in the Loan Agreement. The Loan Agreement defines Capital Expenditures as the current period unfinanced cash expenditures that are capitalized and amortized, including but not limited to property and equipment and capitalized labor costs as they relate to internal use software development costs. As of December 31, 2020, the Company was in compliance with its financial covenants.

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
    As of December 31, 2020, there were no amounts outstanding under the Loan Agreement (other than with respect to the letters of credit). Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.

Note 19—Related Party Transactions
    During the years ended December 31, 2020, 2019, and 2018, the Company did not enter into any transactions with its related parties or affiliates of its related parties requiring disclosure pursuant to the applicable rules of the Financial Accounting Standards Boards or the U.S. Securities and Exchange Commission.

Note 20—Quarterly Financial Data (Unaudited)
The following tables set forth the Company's quarterly consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2020. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in thousands, except per share amounts)
Revenue	$32,416	$37,870	$37,642	$48,486	$36,295	$42,348	$60,982	$82,003
Expenses:
Cost of revenue	15,116	15,085	13,869	13,321	14,003	21,545	$21,031	21,168
Sales and marketing	10,592	11,519	11,040	11,414	11,269	20,029	$21,761	22,971
Technology and development	9,716	9,839	10,293	10,402	10,693	13,063	$13,562	14,228
General and administrative	10,280	10,027	9,121	10,322	9,127	15,780	$13,314	14,766
Merger and restructuring costs	—	—	—	2,041	1,930	12,493	$2,254	875
Total expenses	45,704	46,470	44,323	47,500	47,022	82,910	$71,922	74,008
Income (loss) from operations	(13,288)	(8,600)	(6,681)	986	(10,727)	(40,562)	$(10,940)	7,995
Other (income) expense, net	(34)	(403)	(562)	406	(851)	(1,722)	$(871)	1,949
Income (loss) before income taxes	(13,254)	(8,197)	(6,119)	580	(9,876)	(38,840)	$(10,069)	6,046
Provision (benefit) for income taxes	(708)	84	55	(943)	(201)	288	$446	160
Net income (loss)	$(12,546)	$(8,281)	$(6,174)	$1,523	$(9,675)	$(39,128)	$(10,515)	$5,886
Net income (loss) per share:
Basic	$(0.24)	$(0.16)	$(0.12)	$0.03	$(0.18)	$(0.36)	$(0.10)	$0.05
Diluted	$(0.24)	$(0.16)	$(0.12)	$0.03	$(0.18)	$(0.36)	$(0.10)	$0.05
Weighted-average shares used to compute net income (loss) per share:
Basic	51,577	52,358	53,023	53,473	54,866	108,530	110,416	112,746
Diluted	51,577	52,358	53,023	59,595	54,866	108,530	110,416	124,376

Note 21—Subsequent Events
On February 4, 2021, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with RTL to purchase all of the issued and outstanding shares of capital stock of SpotX, Inc., (SpotX"), a Delaware corporation and wholly owned subsidiary of RTL, for a purchase price equal to $560 million in cash ("Cash Consideration") and 14 million shares of the Company's common stock. The Cash Consideration is subject to customary working capital and other adjustments. The board of directors of the Company has approved the transactions contemplated by the Purchase Agreement. The transactions are not subject to approval by the stockholders of the Company.
The Purchase Agreement includes customary representations, warranties and covenants of the parties, including covenants with respect to actions taken prior to the closing and cooperation with respect to seeking regulatory approvals.
The Company intends to finance the Cash Consideration in part from cash on its balance sheet and in part through borrowings under certain proposed new credit facilities. In connection with entering into the Purchase Agreement, the Company entered into the Commitment letter, dated as of February 4, 2021, with Goldman Sachs Bank USA (the "Commitment Party"), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $560 million. The funding of the Term Loan Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms set forth in the Commitment Letter and the consummation of the SpotX acquisition in accordance with the Purchase Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
    Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
On April 1, 2020, we completed the Merger with Telaria. See Note 10 of "Notes to Consolidated Financial Statements" for more information. We are currently integrating Telaria into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the Telaria business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2020 excludes Telaria to the extent that they are not yet integrated into our internal controls environment.
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
As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. During the quarter ended June 30, 2020, the Company acquired Telaria, Inc.. Pursuant to applicable rules, because the Company has not yet fully incorporated the internal controls and procedures of the acquired entity into the Company's internal control over financial reporting, management excluded certain elements related to the acquired business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The excluded elements of the Telaria business represented 25% of the Company's revenue and 25% of the Company’s total assets as of and for the year ended December 31, 2020.
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included under "Item 8. Financial Statements and Supplementary Data."
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, or the 2021 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Delinquent Section 16(a) Reports," (if applicable) and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2021 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2021 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the 2021 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    The information required by Item 14 will be included in the 2021 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
2.1
Agreement and Plan of Merger, dated as of December 19, 2019, by and among The Rubicon Project, Inc., Madison Merger Corp., and Telaria, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2019).†

2.2
Stock Purchase Agreement, dated as of February 4, 2021, by and between Magnite, Inc., RTL US Holdings, Inc., and solely for certain sections therein, RTL Group S.A.. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 5, 2021).†

3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2
Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Magnite, Inc., dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

3.3
Fourth Amended and Restated Bylaws of Magnite, Inc., dated June 30, 2020 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

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

10.8+
The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.09+	Telaria, Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrants’ Registration Statement on Form S-8, dated April 9, 2020)
10.10
Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2020, between Silicon Valley Bank, Magnite, Inc., Magnite Hopper, Inc., Magnite Bell, Inc. and Magnite CTV, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated November 9, 2020).

10.11+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.12+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to the Registrants Form 10-K filed with the Commission on February 27, 2020).

10.13+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.14+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.15+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Aaron Saltz, dated April 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

10.16*	Office Lease between BRE HH Property Owner LLC and Magnite, Inc., dated November 20, 2020
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2020)
23.1*	Consent Consent of Deloitte & Touche LLP. Deloitte & Touche LLP.
31.1*
Certification of Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*(1)
Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins *	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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
Date February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
David Day
/s/ Shawna Hughes	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Shawna Hughes
/s/ Paul Caine	Director	February 24, 2021
Paul Caine
/s/ Robert J. Frankenberg	Director	February 24, 2021
Robert J. Frankenberg
/s/ Sarah P. Harden	Director	February 24, 2021
Sarah P. Harden
/s/ Doug Knopper	Director	February 24, 2021
Doug Knopper
/s/ Rachel Lam	Director	February 24, 2021
Rachel Lam
/s/ James Rossman	Director	February 24, 2021
James Rossman
/s/ Robert F. Spillane	Director	February 24, 2021
Robert F. Spillane
/s/ Lisa L. Troe	Director	February 24, 2021
Lisa L. Troe