Form 10-K/A
period 2020-12-31
MAGNITE, INC.
filed 2021-05-10
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number:
001-36384

MAGNITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8881738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6080 Center Drive, 4th Floor Los Angeles, CA 90045
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
310
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2021
Common Stock, $0.00001 par value	115,570,100
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On February 25, 2021, Magnite, Inc. (the “Company”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Original Form
10-K”).
This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form
10-K
to include information previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
As a result of an administrative calendar oversight, the Company did not file a proxy statement involving the election of directors or an amendment to the Original Form 10-K before April 30, 2021, as required by the instructions. Accordingly, Part III of the Original Form
10-K
is hereby amended as set forth below.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been restated in its entirety.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form
10-K
with the Securities and Exchange Commission on February 25, 2021 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form
10-K.

MAGNITE, INC.
FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
The table below lists the nine members of our board of directors and their committee assignments. A summary of the background for each nominee and continuing director is set forth after the table. These background summaries include the specific experience, qualifications, attributes, and/or skills that contributed to our board’s conclusion that the person should serve as a director of the company.

			Committee Assignments
Name	Age (1)	Position	Audit	Compensation	Nominating & Governance	Member Since
Paul Caine	57	Chairman of the Board				April 2020
Michael G. Barrett	58	CEO and Director				March 2017
Robert J. Frankenberg	74	Lead Director		X		April 2014
Sarah P. Harden	49	Director		X		July 2019
Doug Knopper	60	Director		Chair	X	April 2020
Rachel Lam	53	Director	X		X	April 2020
James Rossman	55	Director	X	X		April 2020
Robert F. Spillane	70	Director	X		Chair	April 2014
Lisa L. Troe	59	Director	Chair		X	February 2014

(1)	As of May 4, 2021

Director Nominees – Class I
Robert J. Frankenberg
joined our board of directors in connection with our initial public offering in April 2014. Mr. Frankenberg has owned NetVentures, a management consulting and investment firm focused on the high-tech industry, since 1996. He served on the board of directors of public company Nuance Communications from March 2000 to June 2018. He previously served as a member of the boards of directors of public companies Polycom from October 2013 to September 2016, Wave Systems from December 2011 to June 2015 and National Semiconductor until October 2011. He also serves on the board of Veracity Networks, the Sundance Institute and Western Governor’s University (WGU) Development. Prior to its sale in 2004, Mr. Frankenberg chaired Kinzan, a leading provider of Internet services platforms. Mr. Frankenberg was the chairman, president, and CEO of Encanto Networks from June 1997 to July 2000 when the company’s major business was sold to Avaya. Encanto was a leading provider of eBusiness software and services to small business. From April 1994 to August 1996, Mr. Frankenberg was the Chairman/CEO of Novell, a networking software company. Prior to Novell, Mr. Frankenberg was the Vice President & Group General Manager of Hewlett-Packard’s Personal Information Products Group, responsible for HP’s personal computer, server, networking, office software, calculator, and consumer product lines. Mr. Frankenberg joined Hewlett-Packard in 1969 as a manufacturing technician, later became a design engineer, software designer, project manager, engineering and marketing executive, and general manager. He became a corporate vice president in 1990 and general manager of the Personal Information Products Group in 1991. He served in the US Air Force from 1965 to 1969. Mr. Frankenberg previously served on various other boards, including for America OnLine (AOL), and holds several computer design patents. He brings to the board a deep knowledge of software, computer networks and systems, business operations, the technology industry, and public company governance and board service.
Sarah P. Harden
joined our board of directors in July 2019. Ms. Harden brings more than two decades of experience in digital media, entertainment and direct-to-consumer
video to the Company’s Board. Since January 2018, Ms. Harden has served as the Chief Executive Officer of Reese Witherspoon’s media company Hello Sunshine. Prior to that, Ms. Harden held executive-level positions at Otter Media/The Chernin Group from 2013 to 2018, including President and Executive Vice President. Ms. Harden previously served as board member of privately held ESPN-Star Sports, Star China Media and The Moby Group and as a board director overseeing successful acquisitions and exits of private portfolio companies including Crunchyroll, Fullscreen, Roosterteeth, McBeard, Stagebloc and minority-invested company DLVR. Ms. Harden received her MBA from Harvard Business School and graduated with honors with a B.A. in international relations from The University of Melbourne. Ms. Harden brings to the board extensive experience leading and growing digital video, media and entertainment companies.
James Rossman
 has been a member of our board of directors since April 2020. He previously served as a member of Telaria’s board from January 2011 until April 2020, and served as Chairman of Telaria’s board from August 2012 to May 2013. Mr. Rossman currently serves as an Operating Partner at Silver Lake. From November 2012 to April 2018, he served as Special Advisor to General Atlantic, a global growth equity firm. From April 2009 to June 2012, he served in various roles at AKQA Inc., a digital services company, including President and Chief Operating Officer. From April 2001 to March 2009, Mr. Rossman served in several roles at Digitas, Inc., an integrated advertising agency and a member of the Publicis Groupe, S.A. (as of 2007), including as Chief Operating Officer. Mr. Rossman received a B.A. in economics from Trinity College and an M.M.M. from the Kellogg School of Management at Northwestern University. Mr. Rossman brings significant experience in operating and managing media agencies and advertising technology companies.
Incumbent Directors – Class II
Michael G. Barrett
has been a member of our board of directors and has served as our Chief Executive Officer since March 2017. Mr. Barret has also served as our President since March 2017, except for the period from April 2020 to June 2020. Mr. Barrett has served as the President of Ichabod Farm Ventures LLC, an investment company that he founded, since December 2012. From January 2014 to December 2015, he served as President and Chief Executive Officer of Millennial Media, Inc. From July 2012 to December 2012, Mr. Barrett served as Global Chief Revenue Officer and Executive Vice President at Yahoo! Inc. Prior to Yahoo!, from January 2012 to July 2012, Mr. Barrett served as Director at Google Inc., where he led the integration efforts following Google’s acquisition of AdMeld Inc., a global supply side platform solution for premium publishers. Mr. Barrett previously served as Chief Executive Officer at

AdMeld from November 2008 to December 2011. Mr. Barrett also held senior positions at AOL, Fox Interactive Media and Disney Online. Mr. Barrett served on the board of directors of Media Math, a demand-side platform, from January 2013 to April 2020. Mr. Barrett brings to the board extensive experience in digital advertising and advertising technology, as well as significant executive management expertise.
Rachel Lam
has been a member of our board of directors since April 2020. She previously served as a member of Telaria’s board since May 2013. Ms. Lam is the
Co-Founder
and Managing Partner of Imagination Capital, an early stage venture capital firm founded in 2017. From 2003 to 2017, Ms. Lam served as Group Managing Director of the Time Warner Investments Group, the strategic investing arm of Time Warner Inc. She managed Time Warner’s investments in numerous digital media companies, and served on the board of directors of privately held Maker Studios and Bluefin Labs prior to their sales to the Walt Disney Company and Twitter, respectively. Ms. Lam currently serves on the board of directors of The Center for Reproductive Rights. Ms. Lam received a B.S. in industrial engineering and operations research from U.C. Berkeley and an M.B.A. from Harvard Business School. Ms. Lam brings to the board extensive experience investing in early and late stage digital media and technology companies, as well experience in banking and mergers and acquisitions.
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
Incumbent Directors – Class III
Paul Caine
has been a member and Chairman of our board of directors since April 2020. He previously served as the non-executive
Chairman of Telaria from January 1, 2020 until April 2020 and as a member of Telaria’s board of directors from June 2014 until April 2020. He served as Telaria’s executive Chairman from July 2017 to December 31, 2019 and Telaria’s Interim Chief Executive Officer from February 2017 to July 2017 and as the non-executive
Chairman of the Board from July 2016 to February 2017. Mr. Caine has served as President, On Location at Endeavor Group Holdings, Inc. since January 2020. Mr. Caine has served as the Chairman and Executive Director of the Board of Engine Group, a global marketing company, since January 2018, and as CEO and Founder of PC Ventures, LLC, an investment and advisory firm since August 2017. Mr. Caine served as the Chief Global Revenue Officer for Bloomberg Media from June 2014 to July 2016. From April 2013 to January 2014 he served as Chief Executive Officer and a member of the board of directors of WestwoodOne, Inc., the largest independent national audio media company in the U.S. From 1989 to 2013, Mr. Caine served in various capacities at Time Inc., including Executive Vice President, Chief Revenue Officer and Group President Time Inc. from January 2011 until April 2013, Executive Vice President, President and Group Publisher, Style & Entertainment Group from January 2010 to January 2011, and President, Style & Entertainment Group from January 2008 to January 2010. From 2007 to 2011, Mr. Caine served on the board of directors of Nexcen Brands, Inc., a strategic brand management company with a focus on retail franchising, where he served as a member of the audit and governance committees. Mr. Caine received a B.A. in Telecommunications with a minor in Business from Indiana University. Mr. Caine brings to the board expertise in branding and multi-media advertising sales and marketing, as well extensive experience serving on the boards of directors of public and private companies.

Doug Knopper
 has been a member of our board of directors since April 2020. He previously served as a member of Telaria’s board of directors from October 2018 until April 2020. Mr. Knopper is the
Co-Founder
of FreeWheel Media, Inc. and served as its
Co-Chief
Executive Officer from February 2007 to September 2017. FreeWheel, which was acquired by Comcast in 2014, provides a technology platform for the management and monetization of digital television advertising. Prior to founding FreeWheel, Mr. Knopper served as the Chief Executive Officer of BitPass Inc. from 2005 to 2007 and as Senior Vice President/General Manager of DoubleClick Inc. from 2000 to 2005. Mr. Knopper received a B.A. from the University of Michigan and an M.B.A from Georgetown University. Mr. Knopper brings to the board deep expertise and business relationships in digital video advertising and CTV, as well as experience founding, building and leading advertising technology companies.
Lisa L. Troe
has been a member of our board of directors since February 2014. She is a Senior Managing Director of Athena Advisors LLC, a business advisory firm she co-founded
in 2014. From 2005 through 2013, Ms. Troe was a Senior Managing Director at FTI Consulting, Inc. (NYSE: FCN), a global business advisory firm. From 1995 through 2005, Ms. Troe served on the staff of the U.S. Securities and Exchange Commission’s Pacific regional office, including seven years as an Enforcement Branch Chief and six years as the Regional Chief Enforcement Accountant. Ms. Troe is a director of Stem, Inc. (NYSE: STEM), a technology driven provider of energy storage systems management services that employs a proprietary
AI-enabled
software platform to optimize the value of energy savings by automatically switching between battery power, onsite generation and grid power. Ms. Troe is a director of HireRight GIS Group Holdings LLC, which provides employers with global background screening and other workforce solutions. Ms. Troe has served as a director on private company boards in multiple industries and as an independent member of a special litigation committee of a public gaming industry manufacturing company. Ms. Troe’s career includes accounting positions in public and private companies and with a Big Four public accounting firm. She is a National Association of Corporate Directors Board Leadership Fellow, CERT certified in cybersecurity by SEI of Carnegie Mellon University, a member of NACD and other professional organizations, and a CPA. Ms. Troe brings to the board an extensive background in public company governance and oversight, enterprise risk management, and public company accounting, financial reporting and disclosure. She has diverse experience with a wide range of industries, allowing her to bring additional perspective to our board.
EXECUTIVE OFFICERS
The table below sets forth certain information regarding our executive officers as of May 4, 2021.

Name	Age	Position
Michael G. Barrett	59	Chief Executive Officer and Director
David L. Day	59	Chief Financial Officer
Katie Evans	35	Chief Operating Officer
Shawna Hughes	43	Chief Accounting Officer and Chief People Officer
Thomas Kershaw	53	Chief Technology Officer
Joseph Prusz	43	Chief Revenue Officer
Aaron Saltz	40	General Counsel and Secretary
Adam Soroca	48	Head of Global Buyer Team
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
Thomas Kershaw
has served as our Chief Technology Officer since October 2016. Previously, Mr. Kershaw served as Director of Product Management of Google from March 2013 to October 2016, and Senior Vice President and General Manager of the Iconectiv business unit of Ericsson, a communications technology company, from March 2008 to March 2013. Mr. Kershaw has also held executive positions at VeriSign, Clarent Corporation and Unisys, and was Chief Technical Officer of SS8 Networks.
Aaron Saltz
has served as our General Counsel and Corporate Secretary since April 1, 2020. Previously, Mr. Saltz served as General Counsel of Telaria from November 2015 to April 2020 and as Vice President, Associate General Counsel from January 2013 to October 2015. Prior to Telaria, Mr. Saltz worked as an attorney in the mergers & acquisitions department of Skadden, Arps, Slate, Meagher & Flom LLP from 2005 to 2013. Mr. Saltz holds a B.A. from Cornell University and a J.D. from the Harvard Law School.
Katie Evans
has served as our Chief Operating Officer since September 2020. From April 1, 2020 through August 2020, Ms. Evans served as the Company’s General Manager, CTV. Previously, she served as Senior Vice President and Chief Operating Officer of Telaria from March 2017 to April 2020 and as Senior Vice President, Strategy & Operations, from November 2015 to March 2017. Ms. Evans holds a B.S. in Business Administration from the University of Richmond.
Joseph Prusz
has served as our Chief Revenue Officer since December 2017 and is responsible for maintaining and growing our revenue stream across all formats, channels, and inventory types. Prior to that, since joining the company in September 2008, Mr. Prusz had various roles of increasing responsibility in our sales department, including leading the Americas region and serving as Head of Mobile.
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
Shawna Hughes
has served as our Chief Accounting Officer since June 2020 and as our Chief People Officer since January 2021. From July 2018 through the closing of the Company’s merger with Telaria in April 2020 she served as Head of Global Human Resources. From 2015 to 2018, she served as Vice President of People Operations. Prior to joining the Company, from June 2007 to November 2015, Ms. Hughes served in the roles of Senior Director of International Accounting, Director of Revenue Accounting, and Director of Diversity and Inclusion at Concur Technologies, Inc. Ms. Hughes holds a Bachelor of Science in International Business from George Fox University and a Master of Accounting from the University of Notre Dame and is a Certified Public Accountant.
Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.
DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of our common stock to file reports on Forms 3, 4 and 5 with the SEC concerning their ownership of, and transactions in, our common stock.

To our knowledge, based solely on our review of the copies of such reports furnished to us and on the representations of the reporting persons, all of these reports were timely filed for the fiscal year ended December 31, 2020, except that: (i) a report on Form 4 for Blima Tuller, our former Chief Accounting Officer, relating to a restricted stock unit grant made on February 1, 2020 was filed late on February 20, 2020, and (ii) reports on Form 4 for each of our non-management
directors relating to annual restricted stock unit grants made on July 8, 2020 were filed late on July 16, 2020.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The full text of our Code of Business Conduct and Ethics is posted on the “Corporate Governance” section of our Investor Relations website at
http://investor.magnite.com
. We intend to post any amendment to our Code of Business Conduct and Ethics, and any waivers of the Code for directors and executive officers, on the same website to the extent required by rules adopted by the SEC and Nasdaq.
CORPORATE GOVERNANCE
There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.
Audit Committee
The audit committee is responsible for, among other things, providing assistance to the board of directors in fulfilling its oversight responsibilities regarding the integrity of our financial statements, our compliance with applicable legal and regulatory requirements, the integrity of our financial reporting processes, including our systems of internal accounting and financial controls, the performance of our internal audit function and our independent registered public accounting firm, and our financial policy matters. The audit committee approves the services performed by our independent registered public accounting firm and reviews their reports regarding our accounting practices and systems of internal control over financial reporting, as applicable. The audit committee also oversees the audit efforts and confirms the independence of our independent registered public accounting firm. Our board of directors has determined that each member of our audit committee satisfies the financial literacy requirements of the SEC and Nasdaq, and that each of Ms. Troe, Ms. Lam, Mr. Rossman and Mr. Spillane qualifies as an “audit committee financial expert,” as defined in the SEC rules.
Item 11. Executive Compensation
DIRECTOR COMPENSATION
Each member of our board of directors who is not employed by us or any of our subsidiaries, referred to as a non-employee
director, is compensated for service on our board through a combination of annual cash retainers and equity awards. For purposes of our director compensation program, a non-employee
director is a member of our board who is not, and has not been within the previous 180 days, either an employee of ours or any of our subsidiaries or a consultant performing material services to us or any of our subsidiaries. In order to align the interests of non-employee
directors and stockholders, equity awards constitute a majority of total director compensation.

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
2020 Market Assessment
In early 2020, in connection with the merger with Telaria, the compensation committee engaged Semler Brossy to perform a comprehensive review of non-employee
director pay to ensure the programs were competitive and reflective of the larger, combined company going forward. Following the close of the merger in April 2020, the following changes were made: the membership cash retainer was increased to $50,000 (from $30,000) and the Chairman retainer for Mr. Caine’s role as non-employee
Chairman was established at an additional $50,000 for his leadership role.
Annual Cash Fees
For 2020, directors received annual cash retainer fees as described in the table below for board and committee service. The fees are paid in four equal quarterly advance installments and prorated for any partial year of board service.

Position	Retainer ($)
Board Member	50,000	(1)
Audit Committee Chair	20,000
Compensation Committee Chair	12,500
Nominating & Governance Committee Chair	7,500
Audit Committee Member	10,000
Compensation Committee Member	5,000
Nominating & Governance Committee Member	3,500
Board Chairman	50,000
Lead Director	15,000

(1)	As noted above, effective April 1, 2020, the board member cash retainer was increased to $50,000.
Equity Awards
Equity compensation for
non-employee
directors consists of (i) an initial equity award with a calculated value of $375,000 for each newly-elected or appointed non-employee
director, and (ii) annual awards with a calculated value of $125,000. For 2020, equity awards for directors consisted solely of restricted stock units covering a number of shares determined by dividing the calculated value of the award by the closing price of a share of our common stock on the grant date.
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
Initial equity awards vest, subject to continued board service, in three equal annual increments, on the first, second, and third anniversaries of the date of commencement of board service or attainment of non-employee
director status or, if earlier, upon (but effective immediately prior to) the occurrence of a change in control of Magnite. Annual equity awards vest, subject to continued board service, on the first anniversary of the date of grant or, if earlier, upon the occurrence of either (1) a change in control of Magnite (effective immediately prior thereto) or (2) the first regular annual meeting occurring in the year immediately following the year in which such annual equity awards were granted. In addition, if a non-employee
director ceases board service for any reason other than removal for cause before vesting in full of equity awards, then the director’s awards vest with respect to a pro-rata
portion of the underlying shares (up to but not exceeding the number of unvested shares remaining subject to such awards) determined based upon the period of board service. Vesting of equity awards will cease, and unvested equity awards will lapse, upon a recipient’s removal for cause from board service.
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
2020 Director Compensation Table
The following table sets forth all compensation provided to our non-employee
directors for 2020. The compensation for Mr. Barrett, our Chief Executive Officer, is described in the “Executive Compensation” section below. Mr. Barrett did not receive any compensation for his services as a director in 2020. In April 2020, the compensation committee approved a temporary 30% base salary reduction for the Board Cash Retainer in response to COVID-19 and the associated reduction in our workforce and cost-cutting initiatives. The Board Cash Retainers were reinstated in October 2020.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards($) (2)(3)	Option Awards ($) (2)(4)	Total ($)
Frank Addante (5)	—	—	—	—
Paul Caine (6)	$85,000	$125,000	—	$210,000
Lewis W. Coleman (7)	—	—	—	—
Robert Frankenberg	$59,500	$125,000	—	$184,500
Sarah P. Harden	$46,750	$125,000	—	$171,750
Doug Knopper (6)	$56,100	$125,000	—	$181,100
Rachel Lam (6)	$53,975	$125,000	—	$178,975
James Rossman (6)	$55,250	$125,000	—	$180,250
Robert F. Spillane	$57,375	$125,000	—	$182,375
Lisa L. Troe	$62,475	$125,000	—	$187,475

(1)
Consists of annual board retainer and fees for service as Chairman, a committee chair, committee member, or Lead Director, as the case may be. See the narrative disclosure above for a description of such fees.

(2)
In accordance with the rules of the SEC, these amounts represent the aggregate grant date fair value of the stock awards and option awards granted to the non-employee
directors during the fiscal year computed in accordance with ASC 718. Our equity awards valuation approach and related underlying assumptions for awards granted in 2020 are described in Note 2 “Organization and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 13 “Stock-Based Compensation” to the Consolidated Financial Statements in our Annual Report on Form
10-K.
The reported amounts do not necessarily reflect the value that may be realized by the non-employee
director with respect to the awards, which will depend on future changes in stock value and may be more or less than the amount shown.

(3)
Stock awards consist of an annual award of 18,436 restricted stock units granted on July 8, 2020 to each director serving on our board at such time, with an aggregate grant date fair market value as described in footnote 2 of $125,000. As of December 31, 2020, the aggregate number of shares of our common stock covered by unvested stock awards held by each of our non-employee
directors was as follows:

Frank Addante	—
Paul Caine	18,436
Lewis W. Coleman	—
Robert J. Frankenberg	18,436
Sarah P. Harden	56,200
Doug Knopper	18,436
Rachel Lam	18,436
Robert F. Spillane	18,436
Lisa L. Troe	18,436
James Rossman	18,436

(4)	As of December 31, 2020, the aggregate number of shares of our common stock covered by stock options held by each of our non-employee directors was as follows:

Frank Addante	—
Paul Caine	—
Lewis W. Coleman	—
Robert J. Frankenberg	86,500
Sarah P. Harden	—
Doug Knopper	—
Rachel Lam	—
Robert F. Spillane	86,500
Lisa L. Troe	86,500
James Rossman	36,066

(5)	Mr. Addante resigned from the Board effective April 1, 2020, at the closing of the Telaria Merger.
(6)	Ms. Lam and Messrs. Caine, Knopper and Rossman were appointed to the Board effective April 1, 2020, at the closing of the Telaria Merger.
(7)	Mr. Coleman resigned from the Board effective April 1, 2020, at the closing of the Telaria Merger.
Compensation Committee Interlocks and Insider Participation
Ms. Harden and Messrs. Knopper, Rossman, Frankenberg, Coleman and Spillane served on the company’s compensation committee during the last completed fiscal year. At the closing of our merger with Telaria on April 1, 2020, Mr. Knopper and Mr. Rossman were appointed to the board of directors and commenced service on the compensation committee, Mr. Spillane ceased serving as a member of the compensation committee and Mr. Coleman resigned as a member of the board of directors and member of the compensation committee. None of the members of the compensation committee is or has at any time been an officer or employee of the company. There are no interlocking relationships (and there were no such interlocking relationships during 2020) between our board of directors, executive officers or the compensation committee, on the one hand, and the board of directors, executive officers or the compensation committee of any other company, on the other hand.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis describes the compensation arrangements we had for 2020 with our “named executive officers,” as determined under the rules of the SEC and identified in the summary compensation table below.

Name	Position
Michael G. Barrett	President and Chief Executive Officer
David L. Day	Chief Financial Officer
Thomas Kershaw	Chief Technology Officer
Katie Evans	Chief Operating Officer
Adam L. Soroca	Head of Global Buyer Team
Executive Summary
Financial and Business Highlights.
In 2020
,
we continued to demonstrate strong financial and strategic operational performance, building upon significant work in re-calibrating
and accelerating the business over the past several years. Notable results include:

•	Increased revenue by over +40% to $221.6M (compared to $156.4M in 2019);

•
Improved our profitability and expanded our margins, including a significant increase in our adjusted EBITDA to $43.1M (compared to an adjusted EBITDA of $25.7M in 2019) (see page 54 of our Annual Report on the Original Form
10-K
for a reconciliation of net income (loss) to adjusted EBITDA);

•	Completed the merger with Telaria (closed on April 1, 2020), a leading provider of CTV technology; and

•
Completed the acquisition of SpotX, Inc. (closed on April 30, 2020), a leading platform shaping CTV and video advertising globally. Following the Telaria Merger and SpotX acquisition, we believe that we are the world’s largest independent omni-channel sell-side advertising platform, offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.

Compensation Highlights.
Our compensation programs are designed to support creation of stockholder value while maintaining our ability to recruit and retain personnel. For 2020, the compensation committee took the following actions:

•
Approved increases to base salary or target cash incentive opportunities for named executive officers to reflect the larger scope and responsibilities after the closing of the Telaria transaction and to provide better internal parity;

•
Approved annual long-term incentive grant values that were closer to competitive market levels of the larger combined company and awarded an additional retention-focused equity grant to Ms. Evans shortly following the closing of the Telaria transaction to recognize the criticality of her role in our success going forward;

•
Implemented a performance-based equity program for the CEO’s grant in 2020 based on three-year relative total shareholder return (TSR) against the Russell 2000 index; the program requires being above median (55 th
percentile) to earn target payout and is capped at 100% payout if share price is negative during the performance period;

•
Due to the closing of the Telaria transaction in Q2 2020, the compensation committee implemented a bifurcated cash incentive program that included two separate six-month
performance periods; this design allowed the compensation committee to establish mid-year
goals for the combined company for the second half of the year; the full year cash incentive payouts were slightly below target (approximately 87% of target) driven by a significantly below target first half of the year due to the impact of the
COVID-19
pandemic (29.6% of target) and an above target second half of the year (144.4% of target).

CEO Pay and Performance (2017-2020).

The compensation committee’s pay actions during Mr. Barrett’s tenure reflect his leadership, deep industry experience, and a recognition that he was the right chief executive to lead the company through the successful execution of the business turn-around and leading the next phase of growth
.

•
Since joining in March 2017, Mr. Barrett has executed several strategic objectives, including removing buy-side
fees and embracing open source and transparency, shifting the business towards header bidding, developing Demand Manager for publishers, and completing the merger with Telaria, and more recently acquiring SpotX;

•
The market’s response to these accomplishments continue to result in significantly outpacing the growth from other ad-tech
peers and the Russell 2000; at the end of December 2020, we generated the following annualized returns for stockholders:

•	+56% (versus +10% for the Russell 2000) from March 2017 (Mr. Barrett’s hire date) through December 31, 2020;

•	+240% (versus +18% for the Russell 2000) from January 2, 2020 through December 31, 2020

•
In 2020, Mr. Barrett’s target pay levels increased to $4.1 million (from $3.7 million in 2019) which is based on Mr. Barrett’s base salary, target cash incentive amount and the grant date fair value of his equity awards to (i) recognize the stellar overall company performance through 2019 under Mr. Barrett’s leadership and (ii) provide a target total pay opportunity more closely in line with competitive market levels after the combination with Telaria and increased scope of Mr. Barrett’s role with a scaled company

2020 Compensation Actions in Response to
COVID-19.

In April 2020, the compensation committee approved a temporary 30% base salary reduction for the CEO and a temporary 30% Board Cash Retainer reduction for our Board of Directors in response to
COVID-19
and the associated reduction in our workforce and cost cutting initiatives. The CEO’s base salary and Board Cash Retainers were reinstated in October 2020 after our business had largely recovered from the initial effects of
COVID-19.
The compensation committee will continue to monitor and assess the impact of the global pandemic and may take action (if appropriate) to ensure outcomes align with overall performance, shareholder experience, and our underlying compensation philosophy. No other adjustments or modifications were made to the company’s incentive programs as a result of the
COVID-19
pandemic.
Consideration of 2020 Say on Pay Vote.
At our 2020 annual meeting of stockholders, stockholders showed support for our executive compensation program, with 91.6% of the votes cast approving the compensation paid to our named executive officers. After considering the results of the fiscal 2020
Say-on-Pay
advisory vote, the compensation committee determined that our practices remained appropriate. The Magnite compensation committee values the perspectives of our stockholders and continues to consider the results of
Say-on
-Pay
votes and stockholder feedback when reviewing our executive compensation program.
Executive Compensation Governance
. Our executive compensation program includes a number of features intended to reflect best practices in the market and help ensure that the program reinforces our stockholders’ interests. These features are described in more detail below in this Compensation Discussion and Analysis and include the following:

What We Do:	What We Don’t Do:
✓  Provide a significant portion of CEO pay that is
“at-risk”
(87% of 2020 target direct compensation was based on financial or share price performance) (with target direct compensation determined based on the CEO’s annual base salary, target cash incentive amount, and the grant date fair value of his equity awards)

✓  Utilize a formulaic incentive structure in our annual incentive program and limit the use of discretion, as well as limit the maximum annual incentive payment to 150% of the target amount

✓  Maintain an ownership and holding requirement policy to encourage alignment with stockholders

✓  Incorporate performance-based equity for our CEO based on outperforming the market

✓  Employ a clawback policy to allow the company to recover any performance-based compensation later proven unearned

✓  Retain an independent compensation consultant to advise the compensation committee

✓  Consider feedback from stockholders as part of the compensation committee’s annual program review

×  No single-trigger change in control benefits

×  No
gross-ups
for change in control benefits

×  No discounted stock options or option
re-pricings

×  No excessive perquisites

×  No hedging of our equity securities

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
We believe that by providing a significant portion of our named executive officers’ total compensation package in the form of equity-based awards, we are able to create an incentive to build stockholder value over the long-term and more closely align the interests of our named executive officers to those of our stockholders. Our annual equity awards to the named executive officers for 2020 consisted of performance shares (for the CEO only), stock options and restricted stock unit awards, which generally only vest if the executive remains employed with us through the vesting date.
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
The compensation committee retains an independent executive compensation consultant, Semler Brossy Consulting Group, referred to as Semler Brossy, to provide input, analysis, and consultation about our executive compensation. During 2020, Semler Brossy’s work with the compensation committee included analysis, advice, and recommendations on total compensation philosophy; peer groups and market assessment and analysis; compensation program design, including program goals, components, and metrics; equity usage and allocation; compensation trends in comparable business sectors and in the general marketplace for senior executives; regulatory factors; and the compensation of the chief executive officer and the other named executive officers, including advice on the design of cash-based and equity-based compensation.
Semler Brossy reports directly and solely to the compensation committee and performs compensation consulting services for the compensation committee at its request. Semler Brossy is not engaged to perform services directly for our management. The compensation committee has concluded that no conflict of interest exists with respect to its engagement of Semler Brossy nor are there other factors that would adversely impact Semler Brossy’s independence in advising the compensation committee under applicable SEC and Nasdaq rules. The compensation committee reached this conclusion after considering the following six factors, as well as Semler Brossy’s views regarding its independence and other information the compensation committee deemed relevant: (i) the provision of other services to us by Semler Brossy; (ii) the amount of fees received from us by Semler Brossy, as a percentage of the total revenue of Semler Brossy; (iii) the policies and procedures of Semler Brossy that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the Semler Brossy consultants with a member of the compensation committee; (v) any of our stock owned by the Semler Brossy consultants; and (vi) any business or personal relationship of the Semler Brossy consultants or Semler Brossy with any of our executive officers.
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

We have engaged in discussions regarding our compensation philosophy with several of our large stockholders, and we intend to engage in further compensation-related discussions from time to time at such stockholders’ request. Additionally, at our 2021 annual meeting, stockholders will have an opportunity to cast an advisory vote to approve the compensation programs of our named executive officers, referred to as the
Say-On-Pay
Vote.
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
In July 2019, and prior to the announced Telaria transaction, the compensation committee, with assistance from Semler Brossy, reviewed peer group companies and determined that for 2020 several peers were too large and had substantially different market multiples than the legacy Rubicon Project organization at the time. The assessment led to the removal of five companies (AppFolio, Five, Qualys, QuinStreet and Quotient Technology) and the addition of three new companies (Cardlytics, EverQuote and Fluent). The added companies were selected based on several criteria, including being similar in size, favoring companies based in California or New York, and having a reasonably comparable business.

Fiscal 2020 Peer Group

Cardlytics, Inc.	Marchex, Inc.	TechTarget, Inc.

ChannelAdvisor Corporation	MobileIron, Inc.	Telaria Inc.

Digital Turbine, Inc.	Model N, Inc.	Telenav, Inc.

EverQuote, Inc.	PROS Holdings, Inc.	The Trade Desk, Inc..

Fluent, Inc..	SPS Commerce	TrueCar, Inc.

Leaf Group Ltd.	Synacor, Inc.	Varonis Systems
In early 2020, and following the announcement of the Telaria transaction, Semler Brossy determined that the peer group (excluding Telaria) continued to remain appropriate when establishing 2020 pay levels due to balanced relative positioning around median on several key metrics and recommended that the committee re-assess
the peer group in July 2020 to reflect the
go-forward
combined company.
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
Base Salaries
Base salaries for our named executive officers are designed to be competitive when compared with similarly situated executives within our peer group, and are based on a variety of factors, including level of responsibility, performance, and the recommendations of the chief executive officer for named executive officers other than the chief executive officer. Base salaries are reviewed annually or at the time of promotion or other changes in responsibilities. In determining whether to award base salary increases, the compensation committee considers our overall business outlook, our budget, the executive’s individual performance, historical compensation, market compensation levels for comparable positions, internal pay equity, and other factors, including any retention concerns.
After consideration of the data from the peer group described above and the other factors described in the preceding paragraph, the compensation committee increased incumbent named executive officers’ base salaries in March 2020 which are described in the table below. Mr. Kershaw received a +17.6% increase to reflect the increased scale of his role and responsibility for the combined go-forward
entity and Mr. Soroca received a +15.4% increase based on market positioning and a desire to achieve better internal pay equity amongst other peers.

Name	2019 Annual Base Salary	2020 Annual Base Salary	Percent Increase (%)
Michael Barrett	$515,000	$550,000	6.8%
David Day	$400,000	$430,000	7.5%
Thomas Kershaw	$425,000	$500,000	17.6%
Katie Evans	$390,000	$400,000	2.6%
Adam Soroca	$325,000	$375,000	15.4%
Annual Performance-Based Cash Awards
Our named executive officers are eligible to receive cash incentive payments under our Executive Cash Incentive Plan, referred to as the Executive Bonus Plan, which is administered by our compensation committee. The amount of cash incentive payments under the Executive Bonus Plan is determined based upon the achievement of pre-established
corporate financial objectives that the compensation committee believed were challenging yet achievable.
For 2020, given that the Telaria Merger occurred in Q2 2020, and considering challenges setting goals during initial integration, the compensation committee approved a bifurcated structure for the 2020 Executive Bonus Plan with independent goals set for each of the first half of the fiscal year (“1H20”) and second half of the fiscal year (“2H20”). The first half of 2020, 1H20, was measured from January to June of 2020. The named executive officers were measured against legacy Rubicon Project 1H20 targets (or legacy Telaria 1H2020 targets for Ms. Evans), with the first half bonus payout based on H1 results. The second half of 2020, 2H20, was measured from July to December 2020 with goals set in July 2020 based on combined company results. The company did not make any adjustments to the cash incentive program or outcomes due to
COVID-19
but did consider the impact of
COVID-19
when establishing goals for the 2H20.

In March 2020, the compensation committee approved modest increases to target annual bonuses for Mr. Day and Mr. Kershaw in order to better internally align members of the senior leadership team. The increases to target annual bonuses, effective April 1, 2020, were as follows:

Name	2019 Annual Target % of Base Salary	2020 Annual Target % of Base Salary
Michael Barrett	100%	100%
David Day	65%	70%
Thomas Kershaw	65%	70%
Katie Evans	75%	75%
Adam Soroca	70%	70%
1H20 legacy Rubicon Project performance was measured against two financial goals: revenue and adjusted EBITDA less capital expenditures, referred to as capex, with each goal given equal weight. 2H20 Magnite performance was measured against three financial goals: revenue (weighted 35%), CTV revenue (weighted 15%) and adjusted EBITDA less capex (weighted 50%). The compensation committee chose these financial metrics because they represent objectively determinable financial targets and focused the company on goals important to Magnite’s success after the transaction. For a description of how we calculate adjusted EBITDA, see the
“Non-GAAP
Financial Measures” section of the Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the company’s Annual Report on Form
10-K.
The compensation committee retains the discretion to reduce, but not increase, the amount of any bonus otherwise payable to our executive officers based on such factors as it deems appropriate.
1H20 Annual Bonus Targets and Payout
In July 2020, the compensation committee determined that for the first half of 2020, legacy Rubicon Project achieved revenue of $65.6 million and Adjusted EBITDA less capex of ($0.68 million), resulting in a weighted payout percentage of 29.61% of each named executive officers’ target annual bonuses for 1H20 (other than Ms. Evans), as follows:

Performance Goal	Metric Weight	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	1H 2020 Actual Result
Revenue	50%	$62.2 million	$82.9 million	$103.6 million	$65.6 million (59.22%payout)
Adjusted EBITDA less Capital Expenditures	50%	($6.39 million)	$0.5 million	$14.88 million	($0.68 million) (0% payout)

Name	1H20 Bonus Target	1H 20 Bonus % Earned	1H20 Bonus Paid
Michael Barrett	$266,250	29.61%	$78,837
David Day	$140,250	29.61%	$41,528
Thomas Kershaw	$156,250	29.61%	$46,266
Katie Evans	$150,000	29.61%	$44,415
Adam Soroca	$121,875	29.61%	$36,087
Ms. Evans did not earn incentive compensation for H120 per the terms of her incentive plan (which was established by the Telaria compensation committee prior to the merger and based on achievement of Telaria standalone results). The compensation committee determined that it would be appropriate for Ms. Evans to receive the same 29.61% payout for 1H20 as members of the executive team that were on the Rubicon Project H120 plan in order to have consistency in payouts across the senior executive team.

2H20 Annual Bonus Targets and Payout
In February 2021, the compensation committee determined that for the second half of 2020, the Company achieved revenue of $143.0 million, CTV revenue of $26.4 million and Adjusted EBITDA less capex of $28.6 million, resulting in a weighted payout percentage of 144.46% of each named executive officers’ target bonuses for 2H20, as follows:

Performance Goal	Metric Weight	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	2H 2020 Actual Result
Revenue	35%	$83.4 million	$111.2 million	$139 million	$143.0 million (150% payout)
CTV Revenue	15%	$18.2 million	$24.3 million	$36.5 million	$26.4 million (113% payout)
Adjusted EBITDA less Capital Expenditures	50%	$(11.9 million)	$(2.9) million	$7.15 million	$28.6 million (150% payout)

Name	2H20 Bonus Target	2H20 Bonus % Earned	2H20 Bonus Paid
Michael Barrett	$275,000	144.46%	$397,265
David Day	$150,500	144.46%	$217,412
Thomas Kershaw	$175,000	144.46%	$252,805
Katie Evans	$150,000	144.46%	$216,690
Adam Soroca	$131,250	144.46%	$189,604
Equity-Based Awards
2020 Annual Equity Awards
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

In April 2020, each of our named executive officers received an annual equity grant. The number of stock options, RSUs and PSUs granted to each of our named executive officers for 2020 is set forth in the table below:

Name	Number of Stock Options Granted	Number of RSUs Granted	Target Number of PSUs Granted
Michael Barrett	231,568	175,992	146,341
David Day	115,784	153,993	—
Thomas Kershaw	115,784	153,993	—
Katie Evans	69,470	92,396	—
Adam Soroca	84,908	112,928	—
If our stock price were not to increase, the stock options will not deliver any economic value because the options have an exercise price equal to our stock price on the date of grant and our equity incentive plans prohibit stock option repricing. The stock options and RSUs vest over four years to provide an additional retention incentive. In determining the size of the 2020 annual awards for all named executive officers, the compensation committee calibrated award values to encourage equity ownership and ensure a stable leadership team through the legacy Rubicon Project and Telaria Merger; specifically, the compensation committee (i) considered the increased scope of the executives’ roles following the close of the merger and increased scale of Magnite and (ii) sought to continue to deliver annual equity grant values close to market level for 2020.
For 2020, the compensation committee determined that a portion of Mr. Barrett’s annual equity grant would be made in the form of PSUs that would vest based on our TSR for the three-year period beginning on the grant date of the award relative to the TSRs of the companies in the Russell 2000 index over the same period. The Russell 2000 was chosen as the TSR comparator group because the compensation committee believes this index represents a reasonable investment alternative for shareholders considering investing in our business while requiring stable and robust performance outcomes. This PSU award, which was granted in April 2020 and has a target of 146,341 stock units, represented approximately 30% of the total fair value of Mr. Barrett’s equity award for 2020 (as determined as of the grant date in accordance with generally accepted accounting principles). The award is eligible to vest between 0% and 150% of the target number of units subject to the award based on the performance schedule below:

Magnite Relative TSR Ranking vs. Russell 2000 Index	Vesting % of Target Number of PSUs
80 th Percentile or Higher	150%
55 th Percentile	100%
20 th Percentile	25%
Below 20 th Percentile	0%
The vesting percentage will be interpolated on a linear basis between the levels stated in the chart above. Additionally, in the event Magnite’s TSR for the performance period is negative, the vesting percent of shares is capped at 100% of target shares. In approving the award, the compensation committee believed it would enhance the performance-based nature of our executive compensation program and further align Mr. Barrett’s interests with those of our stockholders.
2020 Merger Retention Award Granted to Ms. Evans
Upon the close of the Telaria Merger in April 2020, Ms. Evans was granted a special one-time
share-based retention award with a target value of $700,000 (102,662 RSUs) that vests in two equal installments on each of April 1, 2021 and April 1, 2022, subject to continued service. Ms. Evans’ role as Chief Operating Officer was critical to the successful integration of legacy Rubicon Project and Telaria and the success of the business going forward. In addition to serving a retentive purpose, the equity grant aimed to motivate and incentivize Ms. Evans in continuing to deliver value to stockholders through the integration of legacy Rubicon Project and Telaria.
Other Employee Benefits and Perquisites
We have generally not offered extensive benefits or other compensation programs to our named executive officers, apart from employee benefits made available generally to our employees such as participation in Magnite’s 401(k) plan and eligibility to receive a company match, and health and welfare benefit programs. Mr. Day is eligible for up to $30,000 in annual reimbursement for the use of a car service for transportation between his home and our headquarters for the purpose of allowing Mr. Day to devote his lengthy commute time to work duties.

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
Severance Agreements
We are also party to Executive Severance and Vesting Acceleration Agreements, referred to as the severance agreements, with each of our named executive officers that provide for severance and other termination benefits upon certain qualifying terminations of employment. These severance agreements are intended to provide economic protection so that an executive can remain focused on our business without undue personal concern in the event that his position is eliminated or, in some cases, significantly altered by us, which we believe is particularly important in light of the executives’ leadership roles at Magnite. The compensation committee believes that providing severance or similar benefits is common among similarly situated executives in our industry generally and remains important in recruiting and retaining key executives.
The prospect of a change in control of Magnite can also cause significant distraction and uncertainty for executive officers and, accordingly, the compensation committee believes that appropriate change in control protections are important tools for aligning executives’ interests with those of our stockholders by allowing our executive officers to focus on strategic transactions that may be in the best interest of our stockholders without undue concern regarding the effect of such transactions on their continued employment. Accordingly, the severance agreements also provide for enhanced severance payments and accelerated vesting of equity awards if the executives’ employment is terminated in connection with or following a change in control of Magnite.
In December 2019, in connection with the approval of the merger agreement between our legacy entities Rubicon Project and Telaria, our board of directors approved the modification of the severance agreements to provide that if the executive officer had been terminated in connection with or within 13 months following the closing of the merger between legacy Rubicon Project and Telaria, the executive officer would be entitled to the enhanced change in control severance under the severance agreements.
For more information regarding the potential payments and benefits that would be provided to our named executive officers in connection with certain terminations of their employment (including terminations in connection with a change in control) on the last business day of fiscal year 2020, please see “Potential Payments upon Termination or Change in Control” below.
We do not provide our executives with tax
“gross-up”
payments in connection with a termination of their employment and/or a change in control of Magnite.
Tax Considerations
Section 162(m) of the federal tax laws generally prohibits a publicly held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established
performance measures that were set by the company’s compensation committee under a plan approved by the company’s stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit. As one of the factors in its consideration of compensation matters, the compensation committee notes this deductibility limitation. However, the compensation committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the company and our stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

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
Executive Officer Equity Ownership Guidelines and Retention Holding Requirements
Under equity retention guidelines implemented by our board in April 2016, the chief executive officer and each of the other named executive officers are required to accumulate within five years from the later of the date the guidelines were implemented and the date he became a named executive officer, and thereafter to retain for the duration of employment, a minimum level of company equity. The minimum level of equity for the chief executive officer is equal to five times base salary and the minimum level of equity for the other named executive officers is equal to the named executive officer’s base salary. Equity that counts toward the ownership requirement includes: (1) shares owned outright by the named executive officer or beneficially owned by the named executive officer by virtue of being held by a member of the named executive officer’s immediate family residing in the same household or in a trust for the benefit of the named executive officer or immediate family members residing in the same household; (2) shares held in qualified plans or IRAs; (3) vested shares (or vested RSUs) deemed to be held in non-qualified
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
Compensation Committee Report
The compensation committee has reviewed and discussed our Compensation Discussion and Analysis section with management and, based on the review and discussions, recommended to the board that the Compensation Discussion and Analysis section be included in the company’s Annual Report on Form
10-K.
Compensation Committee*
Doug Knopper, Chair
Robert J. Frankenberg
Sarah P. Harden
James Rossman
The foregoing report of the compensation committee is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any Magnite filing under the Securities Act or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation language in such filing.

Magnite Named Executive Officer Compensation Tables
Summary Compensation Table - 2020
The following table and narratives that follow describe the 2020, 2019 and 2018 compensation provided to our named executive officers. Mr. Soroca was not a named executive officer of Magnite prior to 2019, thus, pursuant to SEC guidance, we have only included compensation information for 2019 and 2020. Ms. Evans was not a named executive officer of Magnite prior to 2020, thus, pursuant to SEC guidance we have only included compensation information for 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Michael Barrett	2020	458,750	(3)			1,829,238	740,068	476,102	8,747	(4)	3,512,905
President and CEO	2019	515,000		—		1,799,000	883,827	609,503	5,735		3,813,065
	2018	515,000		—		689,500	327,468	515,000	5,006		2,051,974

David Day	2020	422,500				813,083	370,034	258,940	12,575	(5)	1,877,132
Chief Financial Officer	2019	400,000		—		924,960	454,019	307,710	28,540		2,115,229
	2018	400,000		100,000	(6)	334,108	45,646	260,000	28,571		1,168,325

Thomas Kershaw	2020	481,250				813,083	370,034	299,071	7,185	(7)	1,970,623
Chief Technology Officer	2019	425,000		—		1,028,280	504,779	325,463	5,735		2,289,257
	2018	425,000		150,000	(8)	675,189	94,602	275,000	5,650		1,625,441

Adam Soroca	2020	362,500				596,260	271,357	225,691	6,195	(9)	1,462,003
Head of Global Buyer Team	2019	325,000		—		772,440	377,879	266,288	7,682		1,749,289

Katie Evans	2020	271,437	(10)	44,415	(11)	1,029,906	222,019	216,690	15,593	(12)	1,800,060
Chief Operating Officer

(1)
In accordance with the rules of the SEC, these amounts represent the aggregate grant date fair value of the stock awards and option awards granted to the named executive officer during the applicable fiscal year computed in accordance with ASC 718. Magnite’s equity awards valuation approach and related underlying assumptions for awards granted in 2020 are described in Note 2 “Organization and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 13 “Stock-Based Compensation” to the Consolidated Financial Statements in the Company’s Annual Report on Form
10-K
(and the assumptions for awards granted prior to 2020 are set forth in the corresponding notes in the Annual Report on Form
10-K
for the applicable fiscal year). The reported amounts do not necessarily reflect the value that may be realized by the executive with respect to the awards, which will depend on future changes in stock value and may be more or less than the amount shown.

(2)
Cash incentive amounts earned by the named executive officers for service during the year, including amounts paid subsequent to that year based upon performance during that year. As discussed in the Compensation Discussion and Analysis section above, for 2020, the compensation committee approved a bifurcated structure for the 2020 Executive Bonus Plan with independent goals set for each of the first half of the fiscal year (“1H20”) and second half of the fiscal year (“2H20”). The first half of 2020, 1H20, was measured from January to June of 2020. The named executive officers were measured against legacy Rubicon Project 1H20 targets (or legacy Telaria 1H2020 targets for Ms. Evans), with the first half bonus payout based on H1 results. The second half of 2020, 2H20, was measured from July to December 2020 with goals set in July 2020 based on combined company results.

(3)	Mr. Barrett’s salary was temporarily reduced from $550,000 to $385,000 in response to business challenges associated with the COVID-19 pandemic.

(4)	Includes 401(k) plan matching contributions, contributions to life insurance premiums and work-from-home stipend.
(5)	Includes 401(k) plan matching contributions, contributions to life insurance premiums, transportation reimbursement and work-from-home stipend.
(6)	Represents a $100,000 retention bonus that vested during the applicable year.
(7)	Includes 401(k) plan matching contributions, contributions to life insurance premiums and work-from-home stipend.
(8)	Represents a $150,000 retention bonus that vested during the applicable year.
(9)	Includes 401(k) plan matching contributions, contributions to life insurance premiums, transit benefit plan matching contributions and work-from-home stipend.
(10)	Ms. Evans commenced employment with the company on April 1, 2020 with an annual base salary of $400,000.
(11)
For 1H 2020, Ms. Evans’ did not earn any incentive compensation pursuant to the terms of her legacy Telaria 1H incentive compensation plan. The compensation committee approved payout of 29.61% of Ms. Evans’ 1H target bonus in order to align with other executives.

(12)	Includes 401(k) plan matching contributions, contributions to life insurance premiums and work-from-home stipend.
Grants of Plan-Based Awards - 2020
The following table provides information regarding the equity and non-equity
incentive plan awards that were granted to Magnite’s named executive officers in 2020.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum
Michael Barrett	—		257,500	515,000	772,500
	4/1/2020		—	—	—				175,992	—	—	929,238
	4/1/2020		—	—	—					231,568	5.28	740,068
	4/1/2020	(2)	—	—	—	36,585	146,341	219,511				900,000
David Day	—		150,500	301,000	451,500
	4/1/2020		—	—	—				153,993	—	—	813,083
	4/1/2020		—	—	—				—	115,784	5.28	370,034
Thomas Kershaw	—		175,000	350,000	525,000
	4/1/2020		—	—	—				153,993	—	—	813,083
	4/1/2020		—	—	—				—	115,784	5.28	370,034
Adam Soroca	—		131,250	262,500	393,750
	4/1/2020		—	—	—				112,928	—	—	596,260
	4/1/2020		—	—	—				—	84,908	5.28	271,357
Katie Evans	—		150,000	300,000	450,000
	4/1/2020		—	—	—				195,058	—	—	1,029,906
	4/1/2020		—	—	—				—	69,470	5.28	222,019

(1)
In accordance with the rules of the SEC, these amounts represent the aggregate grant date fair value of the stock awards and option awards granted to the named executive officer during 2020 computed in accordance with ASC 718. Our equity awards valuation approach and related underlying assumptions for awards granted in 2020 are described in Note 2 “Organization and Summary of Significant Accounting Policies-Stock-Based Compensation” and Note 13 “Stock-Based Compensation” to the Consolidated Financial Statements in our Annual Report on Form
10-K.
The reported amounts do not necessarily reflect the value that may be realized by the executive with respect to the awards, which will depend on future changes in stock value and may be more or less than the amount shown.

(2)
Grant of a performance stock unit. The award is eligible to vest as to 0% to 150% of the target number of shares, based on the issuer’s total stockholder return for the three-year period beginning on the grant date of the award relative to the TSRs of the companies in the Russell 2000 index over that period.

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
Equity Incentive Plan Awards
Each of the equity incentive awards reported in the “Grants of Plan-Based Awards—2020” table above was granted under, and is subject to, the terms of our 2014 Equity Incentive Plan, referred to as the 2014 Plan. The 2014 Plan is administered by the compensation committee. The compensation committee has authority to interpret the plan provisions and make all required determinations under the plan. Awards granted under the plan are generally not transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.
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
The equity awards granted to our named executive officers other than Mr. Barrett in 2020 were in the form of stock options, and restricted stock units, referred to as RSUs. Mr. Barrett received equity awards in 2020 in the form of stock options, RSUs, and performance stock units, referred to as PSUs. The vesting requirements applicable to each equity award granted to the named executive officers are described in the footnotes to the table below and in the section above entitled “Compensation Discussion and Analysis.” RSUs are payable on vesting in an equal number of shares of our common stock. Stock options represent the right to receive a share of our common stock upon exercise of the option and payment of the exercise price. The named executive officers do not have the right to vote the shares subject to the awards and do not have any dividend rights with respect to the RSUs or stock options.
Outstanding Equity Awards as of December 31, 2020
The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2020.

		Option Awards					Stock Awards			PSU Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Michael Barrett	4/1/20	—	231,568	(2)	5.28	4/1/30
	2/22/19	137,500	162,500	(3)	5.14	2/22/29
	3/15/18	212,500	87,500	(4)	1.97	3/15/28
	3/17/17	643,275	42,885	(5)	5.80	3/17/27
	4/1/20						175,992	(6)	5,404,714
	4/1/20									219,511	(7)	6,741,183
	2/22/19						196,875	(8)	6,046,031
	3/15/18						54,688	(9)	1,679,468
	3/17/17						114,495	(10)	3,516,141
David Day	4/1/20	—	115,784	(2)	5.28	4/1/30
	2/20/19	10,062	87,209	(3)	4.92	2/20/29
	3/15/18	7,841	12,197	(4)	1.97	3/15/28
	3/15/17	6,031	1,341	(11)	6.06	3/15/27
	5/19/15	9,300	—		16.75	5/19/25
	4/1/20						153,993	(12)	4,729,125
	2/20/19						105,750	(13)	3,247,583
	3/15/18						15,246	(14)	468,205
	3/15/17						2,346	(15)	72,046
Thomas Kershaw	4/1/20	—	115,784	(2)	5.28	4/1/30
	2/20/19	82,041	96,959	(3)	4.92	2/20/29
	3/15/18	7,917	25,278	(4)	1.97	3/15/28
	3/15/17	12,889	2,778	(11)	6.06	3/15/27
	4/1/20						153,993	(12)	4,729,125
	2/20/19						117,563	(16)	3,610,360
	3/15/18						31,597	(17)	970,344
	3/15/17						4,862	(15)	149,312

		Option Awards					Stock Awards			PSU Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Adam Soroca	4/1/20	—	84,908	(2)	5.28	4/1/30
	2/20/19	58,264	72,584	(3)	4.92	2/20/29
	3/15/18	23,819	12,288	(4)	1.97	3/15/28
	4/1/20						112,928	(18)	3,468,019
	2/20/19						88,313	(19)	2,712,092
	3/15/18						15,360	(20)	471,706
	7/14/17						6,563	(21)	201,550
Katie Evans	2/3/11	1,442	—		3.96	2/3/21
	6/8/11	1,442	—		3.96	6/8/21
	7/26/12	2,884	—		4.64	7/26/22
	7/19/12	2,884	—		4.64	7/19/22
	3/5/13	7,212	—		5.46	3/5/23
	7/31/13	5,410	—		7.74	7/31/23
	12/5/13	22,971	—		3.95	12/5/23
	2/27/18	39,763	16,374	(22)	3.61	2/27/28
	2/28/19	15,376	18,170	(23)	5.16	2/28/29
	4/1/20	—	69,470	(2)	5.28	4/1/30
	2/24/17						33,812	(24)	1,038,367
	2/27/18						13,871	(25)	425,978
	2/28/19						37,569	(26)	1,153,744
	4/1/20						92,396	(27)	2,837,481
	4/1/20						102,662	(28)	3,152,750

(1)
In accordance with the rules of the SEC, the values represent the product of the number of shares that have not vested and $30.71, which was the closing market price of our common stock on December 31, 2020. The reported amount does not necessarily reflect the value that may be realized by the individual because the awards vest over a specified period of time from the date of grant contingent upon continued employment and, in the case of PSUs, the issuer’s total stockholder return over the performance period, and the actual amount received upon sale of shares will depend upon the fair market value of the shares at the times they are sold.

(2)
These stock options vest (or vested) with respect to 25% of the underlying shares on April 1, 2021 and with respect to the remaining 75% of the underlying shares in equal monthly installments over the following 36 months.

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

(6)	These RSUs vest as follows: 47,664 shares on May 15, 2021, 11,000 on each August 15, November 15, February 15, and May 15 thereafter until February 15, 2024 and 7,328 on May 15, 2024.
(7)
The vesting of this PSU will be determined based on the issuer’s total stockholder return (“TSR”) for the three-year period beginning on the grant date of the award relative to the TSRs of the companies in the Russell 2000 index over that period. The award is eligible to vest as to 0% to 150% of the target number of performance-based restricted stock units. Number of shares reflects maximum achievement, based on performance to date.

(8)	These RSUs vest as follows: 43,750 shares on May 15, 2021 and each November 15 and May 15 thereafter until November 15, 2022, and with respect to 21,875 of such shares on May 15, 2023.
(9)	These RSUs vest as follows: 21,875 shares on each of May 15 and November 15, 2021; and with respect to 10,938 of such shares on May 15, 2022.
(10)	These RSUs vest on May 15, 2021.
(11)
These stock options vest (or vested) with respect to 25% of the underlying shares on February 1, 2018 and with respect to the remaining 75% of the underlying shares in equal monthly installments over the following 36 months.

(12)	These RSUs vest as follows: 41,706 shares on May 15, 2021, 9,625 on each August 15, November 15, February 15, and May 15 thereafter until February 15, 2024 and 6,412 shares on May 15, 2024.
(13)	These RSUs vest with respect to the underlying shares 23,500 shares on each of May 15, 2021, November 15, 2021, May 15, 2022 and November 15, 2022 and 11,750 of such shares on May 15, 2023.
(14)	These RSUs vest with respect to 6,098 on each of May 15 and November 15, 2021; and with respect to 3,050 of such shares on May 15, 2022.
(15)	These RSUs vest on May 15, 2021.
(16)	These RSUs vest with respect to 26,125 shares on each November 15 and May 15 hereafter until November 15, 2022, and with respect to 13,063 of such shares on May 15, 2023.
(17)	These RSUs vest with respect to 12,639 of the underlying shares on each of May 15 and November 15, 2021; and with respect to 6,319 of such shares on May 15, 2022.
(18)	These RSUs vest as follows: 30,585 shares on May 15, 2021, 7,058 shares on each August 15, November 15, February 15, and May 15 thereafter until February 15, 2024 and 4,705 shares on May 15, 2024.
(19)	These RSUs vest with respect to 19,625 shares on each November 15 and May 15 hereafter until November 15, 2022, and with respect to 9,813 of such shares on May 15, 2023.
(20)	These RSUs vest with respect to 6,144 of the underlying shares on each of May 15 and November 15, 2021, and with respect to 3,072 of such shares on May 15, 2022.
(21)	These RSUs vest with respect to 4,375 on May 15, 2021, and with respect to 2,188 of such shares on November 15, 2021.
(22)
These stock options vest (or vested) with respect to 25% of the underlying shares on February 14, 2019 and with respect to the remaining 75% of the underlying shares in equal monthly installments over the following 36 months.

(23)
These stock options vest (or vested) with respect to 25% of the underlying shares on February 14, 2020 and with respect to the remaining 75% of the underlying shares in equal monthly installments over the following 36 months.

(24)	These RSUs vested on February 14, 2021.

(25)	These RSUs vested or will vest in two equal installments on each of February 14, 2021 and February 14, 2022.
(26)	These RSUs vested or will vest in three equal installments on each of February 14, 2021, February 14, 2022 and February 14, 2023.
(27)	These RSUs vest as follows: 25,024 shares on May 15, 2021, 5,775 shares on each August 15, November 15 and February 15 thereafter until February 15, 2024, and 3,847 shares on May 15, 2024.
(28)	These RSUs vested or will vest in two equal installments on each of April 1, 2021 and April 1, 2022.
Option Exercises and Stock Vested - 2020
The following table provides information regarding stock options that were exercised by our named executive officers during 2020 and the restricted stock unit awards granted to our named executive officers that vested during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Michael Barrett	—	—	559,159	4,435,712
David Day	250,303	1,665,177	155,703	1,250,574
Thomas Kershaw	131,000	422,390	267,409	2,251,539
Adam Soroca	9,175	90,030	189,725	1,668,677
Katie Evans	528	2,619	13,525	99,544

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

Potential Payments upon Termination or Change in Control
The following section describes the benefits that may become payable to our named executive officers in connection with a termination of their employment with us and/or a change in control of Magnite. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different from the amounts presented below. Factors that could affect these amounts include the timing during the year of any such event.
We are a party to an Executive Severance and Vesting Acceleration Agreement, referred to as the severance agreement, with each of our named executive officers. These agreements provide that if we terminate the employment of any of these executives without “cause”, if any of these executives resigns for “good reason”, or if the executive’s employment terminates due to the executive’s death or “disability” (as such terms are defined in the severance agreement), and prior to and not in connection with the consummation of a “sale transaction” (as such term is defined in the severance agreement), the executive will be entitled to receive continuation of his then-current base salary for a specified period (12 months for Messrs. Barrett and Day and 6 months for Messrs. Kershaw and Soroca and Ms. Evans), a pro-rata
target bonus for the year of termination based upon the portion of the year worked and net of bonus amounts previously paid for the year, continuation of group health insurance coverage or reimbursement of premiums for each executive and his respective dependents for a specified period (12 months for Mr. Barrett, 6 months for Messrs. Day and Soroca and Ms. Evans, and 3 months for Mr. Kershaw), and accelerated vesting of equity awards for a specified period (12 months for Messrs. Barrett and Day and 6 months for Messrs. Kershaw and Soroca and Ms. Evans).

If we terminate the employment of any of these executives without cause, if any of them resigns for good reason or if any the executive’s employment terminates due to the executive’s death or disability, in any case in connection with or following a change in control of Magnite (within thirteen months of the change in control for Mr. Barrett), the benefits described above will be increased to include for Messrs. Barrett and Day, additional cash severance equal to one year’s target bonus (paid over 12 months); for Mr. Kershaw and Ms. Evans, a longer period of continuation of base salary equal to 12 months; for all the executives, full acceleration of vesting of all equity awards; and for all executives, except Mr. Soroca, a longer period of group health insurance coverage or reimbursement of premiums (12 months for Messrs. Barrett and Day and Ms. Evans and 6 months for Mr. Kershaw). In December 2019, in connection with the approval of the merger agreement between us and Telaria, our board approved the modification of the severance agreements (other than with respect to Ms. Evans, who commenced employment on April 1, 2020) to provide that if the executive officer had been terminated in connection with or within 13 months following the closing of the merger between us and Telaria on April 1, 2020, the executive officer would have been entitled to the enhanced change in control severance benefits described in this paragraph.
All severance benefits are conditioned upon these executives entering into a release of claims with us and abiding by the restrictive covenants contained in our standard confidentiality agreement (which includes an indefinite confidentiality covenant and one-year
post-termination
non-solicitation
of employees covenant). The severance agreements also provide that if the payments or benefits made to the executive in connection with a change in control of Magnite would result in an excise tax under Section 280G and 4999 of the U.S. Internal Revenue Code, such payments or benefits will be reduced if and to the extent such a reduction would result in a greater after-tax
benefit for the executive.
The following tables present our estimates of the value of the payments and benefits that each of the named executive officers would have been entitled to receive (1) had his employment been terminated by us without “cause,” by the executive for “good reason”, or due to the executive’s death or “disability” on December 31, 2020 and (2) had both such a termination of the executive’s employment and a change in control of Magnite occurred on that date. The actual amounts that would be paid upon a named executive officer’s termination of employment and/or a change in control can only be determined at the time of such event.
Severance Benefits
(1)

Name	Cash Severance ($) (2)	Pro-Rata Bonus ($) (3)	Continued Health Insurance Coverage ($) (4)	Value of Accelerated Vesting of Equity Awards ($) (5)	Total ($)
Michael Barrett	1,100,000	275,000	34,060	34,767,402	36,176,462
David Day	731,000	150,500	34,060	14,094,063	15,009,623
Thomas Kershaw	500,000	175,000	17,030	15,699,068	16,391,098
Adam Soroca	162,500	131,250	17,030	11,237,675	11,548,455
Katie Evans	400,000	150,000	17,030	3,526,068	4,093,098

(1)
As discussed above, in December 2019, in connection with the approval of the merger agreement between us and Telaria, our board approved the modification of the severance agreements with our named executive officers (other than with respect to Ms. Evans, who commenced employment on April 1, 2020) to provide that if the executive officer had been terminated in connection with or within 13 months following the closing of the merger between us and Telaria on April 1, 2020, the executive officer would have been entitled to the enhanced change in control severance benefits described in this paragraph. In addition, the consummation of the Telaria Merger represented a change of control of Telaria for purposes of Ms. Evans’ severance agreement with respect to any equity that had been granted to Ms. Evans prior to the Telaria Merger. Accordingly, the amounts above reflect enhanced change of control severance benefits.
(2)
The cash severance amount included in the table above is equal to 12 months base salary plus target bonus (in the case of Messrs. Barrett and Day), 12 months base salary (in the case of Ms. Evans or Mr. Kershaw) or 6 months base salary (in the case of Mr. Soroca).

(3)
For 2020, the compensation committee approved a
bi-furcated
bonus plan for 1H 2020 and 2H 2020. The
pro-rata
bonus amount included in the table above is equal to the executive’s target bonus for 2H 2020.

(4)
The executive is entitled to continuation of group health insurance coverage or reimbursement of premiums for the executive and his dependents for a specified period (12 months for Messrs. Barrett and Day and Ms. Evans, and 6 months for Messrs. Kershaw and Soroca).

(5)
The equity acceleration amount included in the table represents the value of the equity awards that would vest in connection with the termination of the executive’s employment. The value of the accelerated options and RSUs presented in the table is calculated based on our closing stock price on December 31, 2020 of $30.71 and, in the case of the accelerated options, less the exercise price of the options.

Severance Benefits (Change in Control)

Name	Cash Severance ($) (1)	Pro-Rata Bonus ($) (2)	Continued Health Insurance Coverage ($) (3)	Value of Accelerated Vesting of Equity Awards ($) (4)	Total ($)
Michael Barrett	1,100,000	275,000	34,060	34,767,402	36,176,462
David Day	731,000	150,500	34,060	14,094,063	15,009,623
Thomas Kershaw	500,000	175,000	17,030	15,699,068	16,391,098
Adam Soroca	162,500	131,250	17,030	11,237,675	11,548,455
Katie Evans	400,000	150,000	17,030	11,282,921	11,849,951

(1)
The cash severance amount included in the table above is equal to 12 months base salary plus target bonus (in the case of Messrs. Barrett and Day), 12 months base salary (in the case of Ms. Evans or Mr. Kershaw) or 6 months base salary (in the case of Mr. Soroca).

(2)
For 2020, the compensation committee approved a
bi-furcated
bonus plan for 1H 2020 and 2H 2020. The
pro-rata
bonus amount included in the table above is equal to the executive’s target bonus for 2H 2020.

(3)
The executive is entitled to continuation of group health insurance coverage or reimbursement of premiums for the executive and his dependents for a specified period (12 months for Messrs. Barrett and Day and Ms. Evans, and 6 months for Messrs. Kershaw and Soroca).

(4)
The equity acceleration amount included in the table represents the value of the equity awards that would vest in connection with the termination of the executive’s employment. The value of the accelerated options and RSUs presented in the table is calculated based on our closing stock price on December 31, 2020 of $30.71, and, in the case of the accelerated options, less the exercise price of the options.

CEO
Pay-Ratio
Disclosure
Pursuant to the Exchange Act, we are required to disclose the ratio of the total annual compensation of our President and CEO, Michael Barrett, to the median of the total annual compensation of all of our employees (excluding our CEO). Based on SEC rules for this disclosure and applying the methodology described above, we have determined that our CEO’s total compensation for 2020 was $3,512,905, and the median of the total 2020 compensation of all of our employees (excluding our CEO) was $167,686. Accordingly, we estimate the ratio of our CEO’s total compensation for 2020 to the median of the total 2020 compensation of all of our employees (excluding our CEO) to be 20.95 to 1.
We identified the median employee by taking into account the annualized total cash compensation for 2020 for all individuals, excluding our CEO, who were employed by us or one of our affiliates on December 31, 2020. We included all employees, whether employed on a full-time or part-time basis. We did not make any assumptions, adjustments or estimates with respect to their total cash compensation for 2020, but we did annualize the compensation for any employees who were not employed by us for all of 2020. Because our originally identified median employee was hired mid-year,
we selected a different median employee with substantially similar compensation. We believe total cash compensation for all employees is an appropriate measure because we do not distribute annual equity awards to all employees.
Once the median employee was identified as described above, that employee’s total annual compensation for 2020 was determined using the same rules that apply to reporting the compensation of our named executive officers (including our CEO) in the “Total” column of the Summary Compensation Table. The total compensation amounts included in the first paragraph of this pay-ratio
disclosure were determined based on that methodology.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted- average Exercise Price of Outstanding Options and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Stockholders (1)	9,961,429		$6.44	4,125,561	(5)
Equity Compensation Plans Not Approved by Stockholders (2)	6,166,099		$4.82	7,629,133	(6)

Total	16,127,528	(3)	$5.61	11,754,694

(1)	Consists of our 2007 Stock Incentive Plan, 2014 Equity Incentive Plan, and 2014 Employee Stock Purchase Plan.
(2)	Consists of our 2014 Inducement Grant Equity Incentive Plan, the nToggle, Inc. 2014 Equity Incentive Plan, and the Telaria Plans, each described below.
(3)
Represents 6,695,155 shares to be issued upon exercise of outstanding options and 9,432,373 shares subject to outstanding unvested restricted stock units. Includes 146,341 performance related restricted stock units that vest based on certain stock price performance metrics. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.

(4)
Represents the weighted-average exercise price of outstanding options. Shares subject to outstanding unvested restricted stock units and performance-based stock units become issuable upon vesting without any exercise price or other cash consideration required.

(5)
Consists of 2,076,397 shares that were available for future issuance under the 2014 Equity Incentive Plan and 2,049,164 shares that were available for future issuance under the 2014 Employee Stock Purchase Plan as of December 31, 2020, including 263,750 shares subject to purchase during the offering periods in effect as of December 31, 2020. On January 1, 2021, an additional 5,701,427 shares became available for future issuance under the 2014 Equity Incentive Plan and an additional 1,140,285 shares became available for issuance under the 2014 Employee Stock Purchase Plan, both pursuant to the plan’s evergreen provisions.

(6)	Shares available for future issuance under the 2014 Inducement Grant Equity Incentive Plan and the Telaria, Inc. 2013 Equity Incentive Plan as of December 31, 2020.

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

We assumed the Telaria, Inc. 2013 Equity Incentive Plan, as amended, the Telaria, Inc. 2008 Stock Plan, as amended, the ScanScout, Inc. 2009 Equity Incentive Plan, as amended, and certain new hire inducement awards granted by the Telaria board (together, the “Telaria Plans”) in April 2020 in connection with the Telaria Merger. In connection with the Telaria Merger, and giving effect to the exchange ratio used to determine the number of Magnite options we issued in exchange for outstanding Telaria options, we assumed a total of 4,998,622 options previously granted under the Telaria Plans, with a weighted-average exercise price per share of $3.80, remaining terms ranging to February 2030 and remaining vesting periods ranging to January 2024.
We also assumed 2,416,824 shares of unvested restricted stock with a remaining vesting period to March 2024. In addition, 7,291,151 shares of common stock remaining available under the Telaria, Inc. 2013 Equity Incentive Plan were added to the 2014 Equity Incentive Plan, which shares will be used solely with respect to new hire awards or awards to former employees of Telaria prior to the merger. As of December 31, 2020, 7,272,204 shares were available for issuance under the Telaria, Inc. 2013 Equity Incentive Plan.
COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our equity interests as of May 4, 2021 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership of our common stock is based on 128,859,048 shares of our common stock outstanding as of May 4, 2021.

Name and Address of Beneficial Owner (1)	Shares of Common Stock (2)	Percent
5% Stockholders
RTL US Holding Inc. (3)	12,374,315	9.6
BlackRock, Inc. (4)	8,030,030	6.2
Named Executive Officers
Michael Barrett (5)	2,201,376	1.7
David Day (6)	136,033	*
Thomas Kershaw (7)	391,083	*
Katie Evans (8)	348,252	*
Adam Soroca (9)	309,308	*

Directors and Director Nominees
Paul Caine	166,172	*
Robert J. Frankenberg (10)	152,986	*
Sarah P. Harden (11)	53,626	*
Doug Knopper	92,884	*
Rachel Lam	156,891	*
James Rossman (12)	303,191	*
Robert F. Spillane (13)	152,986	*
Lisa L. Troe (14)	147,836	*
All Current Executive Officers and Directors as a Group (16 persons) (15)	5,334,179	4.1

*	Indicates ownership of less than one percent.
(1)	Except as noted, the address of the named beneficial owner is c/o Magnite, Inc., 6080 Center Drive, 4th Floor, Los Angeles, California 90045.
(2)
The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares (i) as to which the individual or entity has sole or shared voting power or investment power, and (ii) the individual owns or has the right to acquire beneficial ownership of within 60 days of May 4, 2021. Shares not owned but which the individual has the right to acquire beneficial ownership within 60 days of May 4, 2021 are included in the numerator and denominator for that specific individual in calculating that individual’s beneficial ownership percentage, but not deemed outstanding in the aggregate for computing the ownership percentage for others.

(3)	At the closing of the acquisition SpotX, Inc. on April 30, 2021, we issued 12,374,315 shares to RTL US Holdings Inc.
(4)
Beneficial ownership is based solely on the Schedule 13G/A filed with SEC on January 29, 2021 by BlackRock, Inc. (“BlackRock”) with respect to our common stock. The Schedule 13G/A states that BlackRock has sole voting power as to 7,873,494 shares and sole dispositive power as to 8,030,030 shares. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(5)
Includes 227,784 restricted stock units that will vest within 60 days of May 4, 2021 and 1,196,025 shares issuable pursuant to outstanding stock options exercisable by Mr. Barrett within 60 days of May 4, 2021, of which 1,161,376 were fully vested as of May 4, 2021.

(6)
Includes 73,650 restricted stock units that will vest within 60 days of May 4, 2021 and 62,383 shares issuable pursuant to outstanding stock options exercisable by Mr. Day within 60 days of May 4, 2021, of which 49,109 were fully vested as of May 4, 2021.

(7)
Includes 85,332 restricted stock units that will vest within 60 days of May 4, 2021 and 130,550 shares issuable pursuant to outstanding stock options exercisable by Mr. Kershaw within 60 days of May 4, 2021, of which 114,656 were fully vested as of May 4, 2021.

(8)
Includes 25,024 restricted stock units that will vest within 60 days of May 4, 2021 and 130,859 shares issuable pursuant to outstanding stock options exercisable by Ms. Evans within 60 days of May 4, 2021, of which 124,228 were fully vested as of May 4, 2021.

(9)
Includes 60,729 restricted stock units that will vest within 60 days of May 4, 2021 and 130,632 shares issuable pursuant to outstanding stock options exercisable by Mr. Soroca within 60 days of May 4, 2021, of which 119,755 were fully vested as of May 4, 2021.

(10)	Includes 86,500 shares issuable pursuant to outstanding stock options exercisable by Mr. Frankenberg within 60 days of May 4, 2021, all of which were fully vested as of such date.
(11)	Includes 18,882 restricted stock units that will vest within 60 days of May 4, 2021.
(12)	Includes 36,066 shares issuable pursuant to outstanding stock options exercisable by Mr. Rossman within 60 days of May 4, 2021, all of which were fully vested as of such date.
(13)	Includes 86,500 shares issuable pursuant to outstanding stock options exercisable by Mr. Spillane within 60 days of May 4, 2021, all of which were fully vested as of such date.
(14)	Includes 86,500 shares issuable pursuant to outstanding stock options exercisable by Ms. Troe within 60 days of May 4, 2021, all of which were fully vested as of such date.
(15)
Includes 560,565 restricted stock units that will vest within 60 days of May 4, 2021 and 2,246,360 shares issuable pursuant to outstanding stock options exercisable within 60 days of May 4, 2021, of which 2,148,972 were fully vested as of such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
There are no transactions since January 1, 2020 to which the company has been a participant, in which the amount involved in the transaction exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or their family members, had or will have a direct or indirect material interest. Compensation arrangements with our directors and officers are described under “Director Compensation” and “Executive Compensation.”
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

DIRECTOR INDEPENDENCE
Our common stock is listed on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC (“Nasdaq”), which requires that a majority of a listed company’s board of directors be independent. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating/corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of the board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has undertaken a review of the independence of each director and considered whether each director has any material relationships with us. As a result of this review, our board of directors has determined that Mr. Frankenberg, Ms. Harden, Mr. Knopper, Ms. Lam, Mr. Rossman, Mr. Spillane and Ms. Troe are independent directors as defined under the listing requirements and rules of Nasdaq for purposes of service on the board of directors. Mr. Barrett is not considered independent because he currently serves as our Chief Executive Officer. Mr. Caine is not considered independent due to his previous service as Executive Chairman and Interim Chief Executive Officer of Telaria.
In addition to qualifying as “independent” under the listing requirements and rules of Nasdaq, members of the board’s audit committee and compensation committee members must also satisfy additional, heightened independence standards under applicable SEC rules and regulations and Nasdaq listing requirements. Our board of directors has determined that each member of our audit committee and compensation committee satisfies these heightened independence standards.

Item 14. Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The aggregate fees billed for audit and other services provided in the last two fiscal years by Deloitte are as follows:

Fee Category	2020	2019
Audit Fees (1)	$1,985,000	$932,775
Audit-Related Fees (2)	62,876	325,289
Tax Fees (3)	—	—
All Other Fees (4)	253,320	3,790

Total	$2,301,196	$1,261,854

(1)
Audit Fees cover professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees cover assurance and related services that are reasonably related to the performance of audit or review of our financial statements and not reported as Audit Fees.
(3)	Tax Fees cover tax compliance, advice, and planning services and consist primarily of review of consolidated federal income tax returns and foreign tax issues.
(4)	All Other Fees 2019 related to license fees for accounting research software. All Other Fees in 2020 are related to license fees for accounting research software and Merger and Acquisition support.
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
On an annual basis, the independent registered public accounting firm will propose to the audit committee an audit plan and engagement letter describing the services the auditor expects to provide and related fees. The final engagement letter and fees agreed by the company acting pursuant to the direction of the audit committee, and all of the services covered by the final engagement letter, will be considered pre-approved by the audit committee.
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
All services rendered for fiscal 2020 and fiscal 2019 were pre-approved by the audit committee in accordance with the audit committee’s pre-approval policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)
1. The response to this portion of Item 15 is set forth under Item 8 of the Original Form
10-K.
2. Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements of the notes thereto.
3. Exhibits
EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 19, 2019, by and among The Rubicon Project, Inc., Madison Merger Corp., and Telaria, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 20, 2019).†

2.2	Stock Purchase Agreement, dated as of February 4, 2021, by and between Magnite, Inc., RTL US Holdings, Inc., and solely for certain sections therein, RTL Group S.A.. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2021).†

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2014).

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Magnite, Inc., dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

3.3	Fourth Amended and Restated Bylaws of Magnite, Inc., dated June 30, 2020 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

10.1+	The Rubicon Project, Inc. 2007 Stock Incentive Plan and forms of agreements for employees thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.2+	The Rubicon Project, Inc. 2014 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.3+	Form of Stock Option Grant Notice and Award Agreement for Employees under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(B) to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.4+	Form of Restricted Stock Unit Grant Notice and Award Agreement for Employees under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(C) to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.5+	Form of Stock Option Grant Notice and Award Agreement for Non-Employee Directors under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(D) to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.6+	Form of Restricted Stock Unit Grant Notice and Award Agreement for Non-Employee Directors under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(E) to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.7+	The Rubicon Project, Inc. 2014 Employee Stock Purchase Plan, as amended and restated on July 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2018).

10.8+	The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.09+	Telaria, Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrants’ Registration Statement on Form S-8, dated April 9, 2020)

10.10	Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2020, between Silicon Valley Bank, Magnite, Inc., Magnite Hopper, Inc., Magnite Bell, Inc. and Magnite CTV, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated November 9, 2020).

10.11+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.12+	Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to the Registrants Form 10-K filed with the Commission on February 27, 2020).

10.13+	Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.14+	Executive Severance and Vesting Acceleration Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.15+	Executive Severance and Vesting Acceleration Agreement between the Registrant and Aaron Saltz, dated April 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

10.16	Office Lease between BRE HH Property Owner LLC and Magnite, Inc., dated November 20, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

21.1	List of Subsidiaries(incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2020)

23.1	Consent of Deloitte & Touche LLP. Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2021 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2021 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

31.3*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021.

31.4*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021.

32(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

101.ins *	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.sch *	Inline XBRL Taxonomy Schema Linkbase Document

101.cal *	Inline XBRL Taxonomy Calculation Linkbase Document

101.def *	Inline XBRL Taxonomy Definition Linkbase Document

101.lab *	Inline XBRL Taxonomy Label Linkbase Document

101.pre *	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement

†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

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
Date: May 10, 2021