Form 10-Q
period 2021-03-31
MAGNITE, INC.
filed 2021-05-10
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-36384
__________________
MAGNITE, INC.
(Exact name of registrant as specified in its charter)
 __________________

Delaware			20-8881738
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6080 Center Drive	4th Floor	Los Angeles,	CA
90045
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
	(310)	207-0272
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	MGNI	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2021
Common Stock, $0.00001 par value	128,859,048

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$468,550	$117,676
Accounts receivable, net	401,836	471,666
Prepaid expenses and other current assets	17,368	17,729
TOTAL CURRENT ASSETS	887,754	607,071
Property and equipment, net	28,209	23,681
Right-of-use lease asset	38,033	39,599
Internal use software development costs, net	16,087	16,160
Intangible assets, net	82,293	89,884
Other assets, non-current	4,217	4,440
Goodwill	158,125	158,125
TOTAL ASSETS	$1,214,718	$938,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$436,590	$509,315
Lease liabilities, current	8,255	9,813
Other current liabilities	4,114	3,070
TOTAL CURRENT LIABILITIES	448,959	522,198
Deferred tax liability, net	230	199
Debt, non-current, net of debt issuance costs	388,644	—
Lease liabilities, non-current	31,608	32,278
Other liabilities, non-current	2,921	2,672
TOTAL LIABILITIES	872,362	557,347
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2021 and December 31, 2020; 116,113 and 114,029 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	751,017	777,084
Accumulated other comprehensive loss	(1,270)	(957)
Accumulated deficit	(407,393)	(394,516)
TOTAL STOCKHOLDERS' EQUITY	342,356	381,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,214,718	$938,960

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$60,715	$36,295
Expenses:
Cost of revenue	20,756	14,003
Sales and marketing	22,589	11,269
Technology and development	14,266	10,693
General and administrative	14,158	9,127
Merger, acquisition, and restructuring costs	2,722	1,930
Total expenses	74,491	47,022
Loss from operations	(13,776)	(10,727)
Other (income) expense:
Interest (income) expense, net	143	(144)
Other income	(1,223)	(9)
Foreign exchange (gain) loss, net	15	(698)
Total other (income) expense, net	(1,065)	(851)
Loss before income taxes	(12,711)	(9,876)
Provision (benefit) for income taxes	166	(201)
Net loss	$(12,877)	$(9,675)
Net loss per share:
Basic and Diluted	$(0.11)	$(0.18)
Weighted average shares used to compute net loss per share:
Basic and Diluted	115,296	54,866

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(12,877)	$(9,675)
Other comprehensive income (loss):
Foreign currency translation adjustments	(313)	(789)
Other comprehensive loss	(313)	(789)
Comprehensive loss	$(13,190)	$(10,464)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	$111,936
Exercise of common stock options	27	—	23	—	—	23
Issuance of common stock related to RSU vesting	1,861	—	—	—	—	—
Shares withheld related to net share settlement	(716)	—	(7,485)	—	—	(7,485)
Stock-based compensation	—	—	4,218	—	—	4,218
Other comprehensive income	—	—	—	(789)	—	(789)
Net loss	—	—	—	—	(9,675)	(9,675)
Balance at March 31, 2020	55,060	$1	$449,820	$(834)	$(350,759)	$98,228

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)	$381,613
Exercise of common stock options	733	—	5,785	—	—	5,785
Issuance of common stock related to RSU vesting	1,351	—	—	—	—	—
Stock-based compensation	—	—	7,108	—	—	7,108
Capped call options	—	—	(38,960)	—	—	(38,960)
Other comprehensive loss	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	(12,877)	(12,877)
Balance at March 31, 2021	116,113	$2	$751,017	$(1,270)	$(407,393)	$342,356

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2021		March 31, 2020
OPERATING ACTIVITIES:
Net loss	$(12,877)		$(9,675)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,485		7,524
Stock-based compensation	6,993		4,057
(Gain) loss on disposal of property and equipment	50		(6)
Provision for doubtful accounts	(159)		2
Amortization of debt issuance costs	99		—
Non-cash lease expense	(652)	—	23
Deferred income taxes	62		161
Unrealized foreign currency gain	(375)		(1,083)
Changes in operating assets and liabilities:
Accounts receivable	70,252		58,600
Prepaid expenses and other assets	1,578		(738)
Accounts payable and accrued expenses	(80,074)		(64,250)
Other liabilities	1,392		152
Net cash used in operating activities	(1,226)		(5,233)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,317)		(2,274)
Capitalized internal use software development costs	(1,955)		(2,337)
Net cash used in investing activities	(3,272)		(4,611)
FINANCING ACTIVITIES:
Proceeds from Convertible Notes offering, net of debt discount	389,000		—
Payment for capped call options	(38,960)		—
Payment for debt issuance costs	(198)		—
Proceeds from exercise of stock options	5,785		23
Taxes paid related to net share settlement	—		(7,485)
Net cash provided by (used in) financing activities	355,627		(7,462)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(256)		(299)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	350,873		(17,605)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	117,731		88,888
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$468,604		$71,283

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$468,550		$71,283
Restricted cash included in other assets, non-current	54		—
Total cash, cash equivalents and restricted cash	$468,604		$71,283
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:	March 31, 2021	March 31, 2020
Cash paid for income taxes	$226	$50
Cash paid for interest	$51	$15
Capitalized assets financed by accounts payable and accrued expenses	$6,050	$338
Capitalized stock-based compensation	$115	$161
Debt issuance costs included in accrued expenses and other liabilities	$1,349	$—
Debt discount, non-cash	$11,000	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations in April 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping CTV and video advertising globally. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types. The Company is headquartered in Los Angeles, California and New York, New York.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2021, or for any future year.
The condensed consolidated balance sheet at March 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in its 2020 Annual Report on Form 10-K.
Aside from the adoption of ASU 2020-06, as described below, there have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in its Annual Report on Form 10-K.
Reclassifications
Amounts for merger, acquisition, and restructuring costs incurred in the three months ended March 31, 2020 have been reclassified to conform to the presentation for the three months ended March 31, 2021 condensed consolidated statements of operations. Reclassifications consist of $1.8 million from general and administrative expenses and $0.2 million from sales and marketing expenses to merger, acquisition, and restructuring costs in the condensed consolidated statement of operations for the three months ended March 31, 2020. These expenses were related to professional services associated with the Telaria Merger. The Company did not separately present the merger, acquisition, and restructuring expenses in the condensed consolidated statement of operations for the three months ended March 31, 2020.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the pandemic, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. During the three months ended March 31, 2021, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three months ended March 31, 2021, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
Recently Adopted Accounting Standards
On January 1, 2021, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU "2020-06") on a prospective basis, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments that require separating embedded conversion features from convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The adoption of this standard is included in the financial statements as of March 31, 2021 and for the three ended March 31, 2021. Refer to Note 14—"Convertible Notes" for additional information related to accounting for convertible debt issued during the three months ended March 31, 2021.
On January 1, 2021, the Company adopted ASU 2019-12—Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. There was no material impact to the quarterly income tax provision.
Recent Accounting Pronouncements
In March 2020, the FASB issued Update No. 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional guidance to companies impacted by the transition away from the LIBOR. The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. Further, in January 2021, the FASB issued Update No. 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. These amendments are effective upon issuance and expire on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition on the Company's condensed consolidated financial statements.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.
Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except per share data)
Basic and Diluted Income (Loss) Per Share:
Net loss	$(12,877)	$(9,675)
Weighted-average common shares outstanding	115,296	54,868
Weighted-average unvested restricted stock	—	(2)
Weighted-average common shares outstanding used to compute net loss per share	115,296	54,866
Basic and diluted net loss per share	$(0.11)	$(0.18)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Options to purchase common stock	5,400	1,239
Unvested restricted stock awards	—	1
Unvested restricted stock units	7,496	3,978
Unvested performance stock units	197	—
ESPP	90	61
Total shares excluded from net loss per share	13,183	5,279

For the three months ended March 31, 2021, the Company excluded the shares that would be issuable assuming conversion of all of the Convertible Notes (as defined below) and the shares for the Capped Call Transactions (as defined below) as their effect would be anti-dilutive. Diluted earnings per share for the Convertible Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to anti-dilution adjustments in certain circumstances. The number of shares that would be issuable assuming conversion of all of the Convertible Notes is approximately 6,261,560. Refer to Note 14—"Convertible Notes" for additional information related to accounting for Convertible Notes issued and associated Capped Call Transactions during the three months ended March 31, 2021.
Note 3—Revenues
For substantially all transactions on the Company's platform, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. However, for certain advertising campaigns that are transacted through insertion orders, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions. For the three months ended March 31, 2021, revenue reported on a gross basis was less than 3% of total revenue.
The following table presents our revenue by channel for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
	(in thousands, except percentages)
Channel:
CTV	$11,976	20%	$—	—%
Desktop	20,851	34	15,296	42
Mobile	27,888	46	20,999	58
Total	$60,715	100%	$36,295	100%

    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
United States	$42,611	$25,533
International	18,104	10,762
Total	$60,715	$36,295

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $1.5 million at March 31, 2021, and $2.4 million at December 31, 2020. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.

The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $0.8 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Allowance for doubtful accounts, Beginning Balance December 31	$2,360	$3,400
Write-offs	(4)	(740)
Increase (decrease) in provision for expected credit losses	(877)	413
Recoveries of previous write-offs	20	7
Allowance for doubtful accounts, March 31	$1,499	$3,080
During the three months ended March 31, 2021, the provision for expected credit losses associated with accounts receivable decreased by $0.9 million and was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $0.7 million, which resulted in $0.2 million of bad debt recoveries. During the three months ended March 31, 2020, the provision for expected credit losses associated with accounts receivable of $0.4 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.4 million, which resulted in an immaterial amount of bad debt expense during the period.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2021:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$356,909	$356,909	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2020:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,868	$7,868	$—	$—

At March 31, 2021 and December 31, 2020, cash equivalents of $356.9 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At March 31, 2021, the Company had Convertible Notes included in its balance sheet. The estimated fair value of the Company's Convertible Notes was $390.5 million as of March 31, 2021, which was approximate to its carrying value on the balance sheet as of March 31, 2021 due to the proximity of the Convertible Note offering to end of the period. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of March 31, 2021 and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2021 and the year ended December 31, 2020.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accounts payable—seller	$411,674	$492,605
Accounts payable—trade	15,058	4,268
Accrued employee-related payables	9,858	12,442
Total	$436,590	$509,315

Restricted cash was $0.1 million and $0.1 million at March 31, 2021 and December 31, 2020, respectively, which was included within other assets, non-current.
Note 6—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of December 31, 2020 was $158.1 million. There was no change for the three months ended March 31, 2021 (see Note 7).

The Company’s intangible assets as of March 31, 2021 and December 31, 2020 included the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Amortizable intangible assets:
Developed technology	$77,658	$77,658
Customer relationships	37,950	37,950
In-process research and development	8,030	8,030
Non-compete agreements	70	70
Total identifiable intangible assets, gross	123,708	123,708
Accumulated amortization—intangible assets:
Developed technology	(25,651)	(21,905)
Customer relationships	(15,713)	(11,877)
Non-compete agreements	(51)	(42)
Total accumulated amortization—intangible assets	(41,415)	(33,824)
Total identifiable intangible assets, net	$82,293	$89,884

Amortization of intangible assets for the three months ended March 31, 2021 and 2020 was $7.6 million and $1.1 million, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2021:

Fiscal Year	Amount
(in thousands)
Remaining 2021	$23,457
2022	26,342
2023	13,941
2024	13,757
2025	4,238
Thereafter	558
Total	$82,293

During the three months ended March 31, 2021, the Company capitalized $0.3 million related to cloud computing arrangements. These costs are related to arrangements for infrastructure as a service, platform as a service, and software as a service. Capitalized costs associated with these arrangements as of March 31, 2021 and December 31, 2020 are included within prepaid expenses and other current assets and other assets, non-current within the condensed consolidated balance sheet in the amounts of $0.3 million and $0.8 million, and $0.2 million and $0.7 million, respectively. The amortization of these agreements was insignificant for the three months ended March 31, 2021 and March 31, 2020.

Note 7—Business Combinations
On April 1, 2020 (the "Acquisition Date"), the Company completed the Telaria Merger. Management's purchase price allocation was finalized as of March 31, 2021, resulting in no changes from the purchase price and allocation as of December 31, 2020.
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if Telaria had been merged with the Company as of January 1, 2019. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Telaria Merger occurred on January 1, 2019. The pro forma results do not include any anticipated cost synergies or other effects of the integration merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Three Months Ended
March 31, 2020
(in thousands)
Pro Forma Revenue	$51,333
Pro Forma Net Loss	$(21,537)

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Professional Services (investment banking advisory, legal and other professional services)	$2,226	$1,827
Personnel related (severance and one-time termination benefit costs)	119	103
Non-cash stock-based compensation (double-trigger acceleration and severance)	377	—
Total merger, acquisition, and restructuring costs	$2,722	$1,930

Accrued merger, acquisition, and restructuring costs were $2.5 million and $2.9 million at March 31, 2021 and December 31, 2020, respectively, and were primarily related to the SpotX Acquisition and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to the Telaria Merger assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheet.

(in thousands)
Accrued merger, acquisition, and restructuring costs at December 31, 2020	2,935
Restructuring costs, personnel related and non-cash stock-based compensation	496
Cash paid for restructuring costs	(531)
Non-cash stock-based compensation	(377)
Accrued merger, acquisition, and restructuring costs at March 31, 2021	$2,523

Note 9—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2020 included 0.7 million that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan or award agreement. An aggregate of 15,413,813 shares remained available for future grants at March 31, 2021 under the plans.
Stock Options
A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2020	6,695	$5.61
Exercised	(733)	$7.89
Forfeited	(84)	$8.09
Outstanding at March 31, 2021	5,878	$5.29	6.25 years	$213,470
Exercisable at March 31, 2021	3,628	$5.52	4.97 years	$130,947
The total intrinsic value of options exercised during the three months ended March 31, 2021 was $26.6 million. At March 31, 2021, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.7 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total fair value of options vested during the three months ended March 31, 2021 was $0.9 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Expected term (in years)	N/A	6.1
Risk-free interest rate	N/A	2.51%
Expected volatility	N/A	60%
Dividend yield	N/A	—%

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested restricted stock units outstanding at December 31, 2020	9,286	$5.30
Granted	210	$56.06
Canceled	(133)	$5.28
Vested	(1,351)	$5.03
Nonvested restricted stock units outstanding at March 31, 2021	8,012	$6.68
The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2021 was $56.06. The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2021 was $53.8 million. At March 31, 2021, the intrinsic value of nonvested restricted stock units was $333.4 million. At March 31, 2021, the Company had unrecognized stock-based compensation expense relating to nonvested restricted stock units of approximately $42.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units
In April 2020, the Company granted the Company's CEO 146,341 restricted stock units that vest based on certain stock price performance metrics with a fair value of $0.9 million. The grant date fair value per share of restricted stock was $6.15, which was estimated using a Monte-Carlo lattice model. During the three months ended March 31, 2021, the Company recognized $0.3 million of stock-based compensation related to these performance stock units based on a performance measurement of 150%. At March 31, 2021, the Company had unrecognized employee stock-based compensation expense of approximately $0.6 million, which is expected to be recognized over the remaining 2 years. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date. The compensation expense will not be reversed if the performance metrics are not met.
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
As of March 31, 2021, the Company has reserved 3,189,449 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Cost of revenue	$85	$101
Sales and marketing	2,461	1,085
Technology and development	1,826	1,183
General and administrative	2,244	1,688
Restructuring and other exit costs	377	—
Total stock-based compensation expense	$6,993	$4,057

Note 10—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company adopted ASU2019-12, during the three months ended March 31, 2021. There was no material impact to the quarterly income tax provision.
The Company recorded an income tax expense of $0.2 million and an income tax benefit of $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The tax expense for the three months ended March 31, 2021 is primarily the result of the domestic valuation allowance and the change in unrecognized benefit.
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
Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. The 2017 U.S. Income Tax Return for Telaria, Inc. is under examination by the IRS. There have been no issues identified through the period ending March 31, 2021. For the Netherlands and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2018 forward are open for examination, for Singapore 2017 and forward are open for examination, for Australia, Brazil, Canada, Germany, Italy, New Zealand, and Malaysia 2016 and forward are open for examination, and for Japan 2014 and forward remain open for examination.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the Telaria Merger. As a result, the use of our total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact our ability to utilize substantially all of our NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects its federal research and development carryforward tax credits will not be recovered prior to expiration.
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2021 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.

Note 11—Lease Obligations
For the three months ended March 31, 2021 and 2020, the Company recognized $3.8 million and $2.1 million, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $0.1 million, respectively, of lease expense related to short-term leases, and $6.4 million and $2.4 million during the three months ended March 31, 2021 and 2020, respectively, of variable and cloud-based services related to data centers that are not included in the ROU asset or lease liability balances.
The Company also received rental income of $1.2 million for real estate leases for which it subleases the property to third parties during the three months ended March 31, 2021. The Company received insignificant amounts of rental income during the three months ended March 31, 2020.
As of March 31, 2021, a weighted average discount rate of 4.94% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 6.13 years as of March 31, 2021.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of March 31, 2021 (in thousands):

Fiscal Year
Remaining 2021	$7,575
2022	8,943
2023	7,978
2024	7,072
2025	3,551
Thereafter	11,403
Total lease payments (undiscounted)	46,522
Less: imputed interest	(6,659)
Lease liabilities—total (discounted)	$39,863
In addition to the lease liabilities included in these condensed consolidated financial statements at March 31, 2021, during the three months ended December 31, 2020, the Company entered into agreements for an office lease in Los Angeles and a data center in Singapore which have not commenced as of March 31, 2021; therefore, they are not included in the lease liability on the balance sheet as of March 31, 2021. The Company has future commitments totaling $23.2 million over the course of 10 years for the office lease and $5.6 million over the course of four years for the data center in Singapore.

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of March 31, 2021 and December 31, 2020, the Company had $6.0 million and $6.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2021. However, based on management’s knowledge as of March 31, 2021, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—SVB Loan Agreement
On September 25, 2020, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"), which was scheduled to expire on September 26, 2020. The Loan Agreement provides a senior secured revolving credit facility of up to the lesser of $60.0 million and 85% of eligible accounts receivable, with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million, of which $6.0 million was utilized for letters of credit related to leases as of March 31, 2021 (see Note 12). As of March 31, 2021, the amount available for borrowing is $54.0 million. The Company incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the term of the Loan Agreement.
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
The Loan Agreement requires the Company to comply with financial covenants, measured quarterly, with respect to a minimum liquidity ratio and maximum quarterly cash burn. The Company is required to maintain a minimum liquidity ratio of at least 1.25 on the last day of each quarter and not exceed, on an absolute basis, a maximum quarterly cash burn for specific periods, as defined in the Loan Agreement. The Liquidity Ratio is defined as Cash and Cash Equivalents, plus Accounts Receivable, less Accounts Payable - Seller, divided by all obligations the Company has to pay to SVB, including all debt balances, interest, service fees, and unused credit line fees, net of outstanding letters of credit as of the balance sheet date. Cash Burn is defined as Adjusted EBITDA less Capital Expenditures during the trailing periods as outlined in the Loan Agreement. The Loan Agreement defines Capital Expenditures as the current period unfinanced cash expenditures that are capitalized and amortized, including but not limited to property and equipment and capitalized labor costs as they relate to internal use software development costs. As of March 31, 2021, the Company was in compliance with its financial covenants.
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
As of March 31, 2021, there were no amounts outstanding under the Loan Agreement (other than with respect to the letters of credit). Future availability under the credit facility is dependent on several factors including the available borrowing base and compliance with future covenant requirements.
Refer to Note 15 – "Subsequent Events" for additional information related to the termination of the Loan Agreement and entry into the new Credit Agreement (as defined below).

Note 14—Convertible Senior Notes and Capped Call Transactions
In March 2021, the Company issued $400.0 million aggregate principal amount of 0.25% convertible senior notes in a private placement, including $50.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the ("Convertible Notes")). The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed or converted. The total net proceeds from the offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable by us, were approximately $389.0 million. The Company used approximately $39.0 million of the net proceeds from the offering to pay for the Capped Call Transactions (as described below).
The Convertible Notes are senior, unsecured obligations and (i) will be equal in right of payment with the existing and future senior, unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Convertible Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including amounts outstanding under our Existing Loan Agreement or our New Credit Facilities (see Note 15); and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of the Company’s subsidiaries that do not guarantee the Convertible Notes.
The Convertible Notes accrue interest at 0.25% per annum payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Notes will mature on March 15, 2026 unless they are redeemed, repurchased or converted prior to such date. The Convertible Notes are convertible at the option of holders only during certain periods and upon satisfaction of certain conditions.
Holders will have the right to convert their notes (or any portion of a note in an authorized denomination), in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (iv) if the Company calls such Convertible Notes for redemption; and (v) on or after September 15, 2025, until the close of business on the second scheduled trading day immediately before the maturity date, holders of the Convertible Notes may, at their option, convert all or a portion of their Convertible Notes regardless of the foregoing conditions.at any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon conversion, the Convertible Notes may be settled in shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, at the Company’s election. All conversions with a conversion date that occurs on or after September 15, 2025 will be settled using the same settlement method, and the Company will send notice of such settlement method to noteholders no later than the open of business on September 15, 2025.
The Company may not redeem the Convertible Notes at their option at any time before March 20, 2024. Subject to the terms of the indenture, the Company has the right, at its election, to redeem all, or any portion (subject to the partial redemption limitation) in an authorized denomination, of the Convertible Notes, at any time, and from time to time, on a redemption date on or after March 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, for cash, but only if the "last reported sale price," as defined under the Offering Memorandum, per share of common stock exceeds 130% of the “conversion price” on (i) each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date we send such notice. In addition, calling any note for redemption will constitute a "make-whole fundamental change" (as defined below) with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. If the Company elects to redeem less than all of the outstanding notes, then the redemption will not constitute a make-whole fundamental change with respect to the notes not called for redemption, and holders of the notes not called for redemption will not be entitled to an increased conversion rate for such notes as described above on account of the redemption, except to the limited extent described further below. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically.
If a fundamental change occurs, then each noteholder will have the right to require the Company to repurchase its notes (or any portion thereof in an authorized denomination) for cash on a date (the "fundamental change repurchase date") of the Company’s choosing, which must be a business day that is no more than 45, nor less than 20, business days after the date Magnite sends the related fundamental change notice.
If an event of default occurs with respect to the Company or any guarantor, then the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than an event of default described below with respect to Magnite or any guarantor and not solely with respect to a significant subsidiary of the Company’s or a guarantor, other than the Company or such guarantor) occurs and is continuing, then, except as described below under the caption —Special interest as sole remedy for certain reporting defaults, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by written notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding to become due and payable immediately.
The Convertible Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to customary anti-dilution adjustments in certain circumstances.
In connection with the pricing of the Convertible Notes, the Company entered into privately negotiated capped call transactions with various financial institutions (the "Capped Call Transactions"). The Capped Call Transactions were entered into with third party broker-dealers to limit the potential dilution that would occur if the Company has to settle the conversion value in excess of the principal in shares. This exposure will be covered (i.e., the Company will receive as many shares as are required to be issued between the conversion price of $63.8818 and the maximum price of $91.2600). Any shares required to be issued by the Company over this amount would have net earnings per share dilution impact. By entering into the Capped Call Transactions, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Notes. The Company paid $39.0 million for the Capped Call Transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Convertible Notes. The cost of the Capped Call Transactions is not expected to be tax deductible as the Company did not elect to integrate the capped call into the Convertible Notes for tax purposes. The cost of the Capped Call Transaction was recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated financial statements.
As noted in Note 1, the Company early adopted ASU 2020-06 effective January 1, 2021. The Company has not elected the fair value option, the embedded conversion features are not required to be bifurcated under the accounting guidance, and the convertible debt was not issued with a substantial premium. As such, the Company accounted for the Convertible Notes as a liability in its entirety. Under the guidance, all the embedded features of the Convertible Notes met the definition of a derivative. These features included a contingent call option, contingent put options, and conversion features. The contingent call option and contingent put options are clearly and closely related to the debt host and, therefore, do not require bifurcation. As the conversion features are indexed to the Company’s own equity and would be equity classified if they were freestanding instruments, the scope exception in ASC 815-10-15-74(a) applies and these conversion features will not be bifurcated under ASC 815.
The new accounting guidance also eliminated the bifurcation models of ASC 470-20 and eliminated the treasury method approach to earnings per share. Accordingly, earnings per share on convertible debt instruments should only be calculated under the If-Converted method. Under the guidance above, the Company will assume settlement in shares.
The Company will assess at each period end whether the impact of the contingent conversion (e.g., stock price exceeding 130% of the conversion price for 20 days) is dilutive, regardless of whether the stock price contingency has been met. A determination must be made each quarter, if a contingency has been overcome to trigger potential conversion election, whether the conversion option is out of the money or in the money (i.e., is the current share price above or below the conversion price). If the current share price exceeds the conversion price, then the conversion will be dilutive to the Company’s earnings per share. At issuance and at March 31, 2021, the share price did not exceed the conversion prices, and as such, the conversion was anti-dilutive.
The following table summarizes the Convertible Notes at March 31, 2021:

March 31, 2021
(in thousands)
Convertible Notes	$400,000
Unamortized debt discounts	(10,920)
Unamortized debt issuance costs	(436)
Debt, non-current, net of debt issuance costs	$388,644

Fees and other amounts paid to the creditor were treated as an increase to debt discount. The Company incurred debt issuance costs of $11.4 million in March 2021, of which $11.0 million were associated with issuance fees netted against the proceeds and $0.4 million were associated with other deferred financing costs associated with the Convertible Notes. The Convertible Notes are presented net of issuance costs on the Company's condensed consolidated balance sheet. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Convertible Notes for the three months ended March 31, 2021:

March 31, 2021
(in thousands)
Contractual interest expense	$36
Amortization of debt discount	80
Amortization of debt issuance costs	3
Total interest expense	$119
Effective interest rate	0.82%
Amortization expense for the Company's debt discount and debt issuance costs for the remainder of 2021 and for fiscal years 2022 through 2026 is as follows:

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2021	$1,650	$66
2022	2,200	88
2023	2,200	88
2024	2,200	88
2025	2,200	88
2026	470	18
Total	$10,920	$436

Note 15—Subsequent Events
On April 1, 2021, the Company granted 969,941 restricted stock units, 200,299 stock options, and 26,291 performance stock units to the Company's employees. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The RSUs granted will vest over four years from issuance with 25% after one year, and the remainder vesting quarterly thereafter. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date based on certain stock price performance metrics.
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of our common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1,135.6 million, consisting of $640 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. The Company is currently evaluating the allocation of the purchase price to the acquired assets and assumed liabilities. It is not practicable to disclose the preliminary purchase price allocation or the unaudited combined financial information given the short period of time between the acquisition and the issuance of these unaudited interim condensed consolidated financial statements.
On April 30, 2021, the Company entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative agent and collateral agent, and other lender parties thereto. The Credit Agreement provides for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"). As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes. Loans, if any, under the Revolving Credit Facility will generally be used for general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement.
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement.
In connection with entering into the Credit Agreement, the Loan Agreement with SVB was terminated on April 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition") or the anticipated benefits thereof; statements concerning potential synergies from the SpotX Acquisition; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance; anticipated benefits or effects related to our completed merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"); strategic objectives, including our focus on connected television ("CTV"), mobile, video, header bidding, Demand Manager, identity solutions, and private marketplace opportunities; investments in our business; development of our technology; industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to CTV; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix and expansion of our CTV, mobile, video, and private marketplace offerings; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures including ad requests, fill rate, paid impressions, average CPM, take rate, and advertising spend; benefits from supply path optimization; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business face include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the SpotX Acquisition;
•our ability to comply with the terms of our financing arrangements;
•increases in our debt leverage may put us at greater risk of defaulting on our debt obligations and limit our ability to conduct necessary operating activities, make strategic investments, respond to changing market conditions, or obtain future financing on favorable terms;
•conversion of our Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock;
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
•we may not realize the anticipated benefits of the Telaria Merger;
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
•the possibility of adjustments to the purchase price allocation and valuation relating to the Telaria Merger;
•our ability to raise additional capital if needed;
•volatility in the price of our common stock;
•the impact of negative analyst or investor research reports;
•our ability to attract and retain qualified employees and key personnel;
•costs associated with enforcing our intellectual property rights or defending intellectual property infringement and other claims;
•the Capped Call Transactions may affect the value of the Convertible Notes and our common stock;
•we are subject to counterparty risk with respect to the Capped Call Transactions;
•the conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating result;
•provisions in the indenture for the Convertible Notes may deter or prevent a business combination that may be favorable to our stockholders;
•failure to successfully execute our international growth plans; and
•our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
On April 1, 2020, we completed a stock-for-stock merger with Telaria, Inc, ("Telaria" and such merger the "Telaria Merger") a leading provider of connected television ("CTV") technology, and on April 30, 2021, we completed the acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping CTV and video advertising globally for a purchase price of $1,135.6 million, consisting of $640 million in cash plus 12,374,315 shares of Magnite’s common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. Following the Telaria Merger and SpotX Acquisition, we believe that we are the world’s largest independent omni-channel sell-side advertising platform, offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
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
The Company is headquartered in Los Angeles, California and New York, New York. We operate our business on a worldwide basis, with an established operating presence in North America, Australia and Europe, and a developing presence in Asia and South America. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
Our global workforce has maintained a work from home policy since March, 2020 and this policy is expected to continue in the foreseeable future for the majority of our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, to the extent we have extended work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term. We intend to approach returning to our offices with caution and to prioritize the safety and health of our employees, while following the guidance set by local authorities and our landlords.
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
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. As the number of CTV channels continues to proliferate, we believe that ad-supported models or hybrid models that rely on a combination of subscription fees and advertising revenue will continue to gain traction. In turn, we believe brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Furthermore, as the CTV market continues to mature, we believe that a greater percentage of CTV advertising inventory will be sold programmatically, similar to trends that occurred in desktop and mobile. As such, we expect CTV to be a significant driver of our revenue growth for the foreseeable future. We expect the recently completed the SpotX Acquisition to further fuel this growth.
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
Privacy Regulation

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
We support privacy initiatives and believe they will be beneficial to consumers' confidence in advertising technology, which will ultimately be positive for the advertising ecosystem in the long term. In the short term, however, until prevailing compliance practices standardize, the impact of worldwide privacy regulations on our business and, consequently, our revenue could be negatively impacted.

Trends in Our Business

2021 Channel Trends
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop, and each of these channels will continue to represent a meaningful portion of our revenue in future periods. We track the breakdown of revenue across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents revenue by channel and as a percentage of total revenue.

	Revenue
	Three Months Ended
	March 31, 2021		March 31, 2020
	(in thousands, except percentages)
Channel:
CTV	$11,976	20%	$—	—%
Desktop	$20,851	34	$15,296	42
Mobile	$27,888	46	$20,999	58
Total	$60,715	100%	$36,295	100%
We believe that CTV will be our biggest growth driver in future periods and with the recently completed SpotX Acquisition, we expect CTV revenue to represent a significantly higher percentage of our overall revenue.
We expect our mobile business to grow at a higher rate than desktop, consistent with industry trends and our historical results. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business has been the growth driver behind our mobile business. We therefore expect our growth within mobile to come largely from our mobile applications business and, in particular, mobile video.
Lower industry growth rates in desktop will make growing desktop revenue more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through SPO and expansion of publisher relationships. We expect our desktop business to decline as an overall percentage of our revenue in future periods. However, we expect that it will continue to represent a significant part of our revenue in the near term. Therefore, the mix of our desktop business will continue to dampen our overall growth rate.

Telaria Merger and SpotX Acquisition
On April 1, 2020, we completed the Telaria Merger, and on April 30, 2021, we completed the SpotX Acquisition. These transactions were transformative and have resulted in what we believe to be the world’s largest independent sell-side advertising platform, with scale, capabilities, and solutions exceeding those offered by competitors. We offer a single partner for transacting CTV, desktop display, video, audio and mobile inventory across all geographies and auction types.
As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, these transactions have strategically positioned us to take advantage of this growth trend, and we believe that CTV will be our biggest growth driver in future periods.
The SpotX Acquisition will result in a significant increase in our revenue in future periods, in particular in CTV and online video. As a result of the transaction, we expect CTV to represent a higher percentage of our overall revenue, and because CTV is largely transacted through PMPs, we also expect to see an increase in the percentage of PMP transactions transacted on our platform. The acquisition will result in an increase in related operating expenses, primarily associated with costs for personnel, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We expect some of those increases to be offset by cost saving activities we plan to undertake. We are targeting in excess of $35 million in run-rate operating cost synergies, with more than half of the synergies to be realized within the first year of combined operations.

COVID-19 Pandemic Impact on the Business
The COVID-19 pandemic and resulting global disruptions negatively affected our revenue, results of operations, cash flows, and financial condition. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. In response to the pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. This decrease was particularly pronounced through the first half of 2020, where we experienced a significant decline in our revenues compared to our expectations. Our revenue trends improved significantly during the third and fourth quarters of 2020 as our revenue returned to positive growth.
During the first quarter of 2021 revenue from a number of advertising categories returned to pre-COVID spending levels, while certain categories including travel, auto, and entertainment remain below pre-COVID spending levels.
Due to the substantial uncertainties associated with the COVID-19 pandemic, the extent to which the pandemic (and actions taken in response to it by governments, businesses, and individuals) will ultimately impact our business and is currently unknown, and depends on various factors, many of which are outside of our control. Refer to Item 1A. "Risk Factors additional information related to this risk.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager product, which generally is a percentage of the client's advertising spending on any advertising marketplace. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions. The revenue that we recognized on a gross basis was less than 3% of total revenue during the three months ended March 31, 2021. We expect certain revenue streams acquired in the SpotX Acquisition to be reported on a gross basis; accordingly, the percentage of our revenue that we recognize on a gross basis will increase in future periods. Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Merger, Acquisition, and Restructuring Costs. Our merger, acquisition, and restructuring costs consist primarily of professional service fees associated with the merger and acquisition activities, including cash-based employee termination costs, stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, and contract termination costs.

Other (Income) Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents. Interest expense consists of interest expense associated with our credit facility and amortization of debt issuance costs associated with our convertible notes.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %
	March 31, 2021	March 31, 2020
	(in thousands)
Revenue	$60,715	$36,295	67%
Expenses (1)(2):
Cost of revenue	20,756	14,003	48%
Sales and marketing	22,589	11,269	100%
Technology and development	14,266	10,693	33%
General and administrative	14,158	9,127	55%
Merger, acquisition, and restructuring costs	2,722	1,930	41%
Total expenses	74,491	47,022	58%
Loss from operations	(13,776)	(10,727)	(28)%
Other (income) expense, net	(1,065)	(851)	25%
Loss before income taxes	(12,711)	(9,876)	(29)%
Provision (benefit) for income taxes	166	(201)	(183)%
Net loss	$(12,877)	$(9,675)	(33)%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Cost of revenue	$85	$101
Sales and marketing	2,461	1,085
Technology and development	1,826	1,183
General and administrative	2,244	1,688
Merger, acquisition, and restructuring costs	377	—
Total stock-based compensation expense	$6,993	$4,057

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Cost of revenue	$8,240	$7,011
Sales and marketing	3,984	280
Technology and development	113	100
General and administrative	148	133
Total depreciation and amortization expense	$12,485	$7,524

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	100%	100%
Cost of revenue	34	39
Sales and marketing	37	31
Technology and development	24	29
General and administrative	23	26
Merger, acquisition, and restructuring costs	5	5
Total expenses	123	130
Loss from operations	(23)	(30)
Other (income) expense, net	(2)	(2)
Loss before income taxes	(21)	(28)
Provision (benefit) for income taxes	—	(1)
Net loss	(21)%	(27)%
Comparison of the Three Months Ended March 31, 2021 and 2020
    Revenue
Revenue increased $24.4 million, or 67%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our revenue growth was driven by the Telaria Merger, completed on April 1, 2020, which contributed $18.5 million as well as from revenue increases in our desktop and mobile business in the three months ended March 31, 2021.
We expect our revenue will substantially increase through the remainder of 2021 as a result of the SpotX Acquisition and from continued growth in other areas of our business, in particular CTV. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. For instance, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased advertising spend, because PMP transactions can carry lower take rates than OMP transactions. We believe that contributions to revenue from PMPs, in particular with respect to CTV which is largely transacted through PMPs, will continue to grow as a percentage of our total revenue. In general, we expect this shift will result in an overall increase in advertising spend through our platform and in revenue due to both an increase in volume and average CPM which will be partially offset by a decrease in our average take rate.
Cost of Revenue
Cost of revenue increased $6.8 million, or 48%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to costs associated with our revenue growth, including as a result of the Telaria Merger. Cost of revenue increased by $4.4 million in data and bandwidth expenses and $1.2 million in depreciation and amortization during the three months ended March 31, 2021 compared to the same period in the prior year.
Our cost of revenue will increase in future periods as a result of the SpotX Acquisition. In addition, excluding the impact of the SpotX Acquisition, we expect our cost of revenue to be higher through the remainder of 2021 in absolute dollars due primarily to the increase in expenses due to a full year of amortization of intangible assets resulting from the Telaria Merger and higher cloud service costs to support the growth of our business.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses increased $11.3 million, or 100%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the Telaria Merger and associated increases in headcount and the amortization of acquired intangibles and other assets. Sales and marketing expenses increased by $7.8 million related to personnel expenses and by $3.7 million related to depreciation and amortization associated with the Telaria Merger, offset by other cost savings.
We expect sales and marketing expenses to increase through the remainder of 2021 in absolute dollars primarily due to the SpotX Acquisition, increase in expenses due to a full year of additional headcount costs and amortization of acquired intangible assets as a result of the Telaria Merger, increased costs due to marketing events and travel and entertainment expenses post COVID-19, and a return to office work environment, partially offset by reductions associated with costs synergies.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $3.6 million, or 33%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to an increase of $3.8 million in personnel costs as a result of the increased headcount associated with the Telaria Merger, offset by other cost savings.
We expect technology and development expenses to increase through the remainder of 2021 in absolute dollars, primarily due to the SpotX Acquisition, increase in expenses assuming a return to office work environment later in the year, partially offset by reductions associated with costs synergies.
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
General and Administrative
General and administrative expenses increased by $5.0 million, or 55%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increases of $2.5 million in personnel expenses and $1.4 million in facilities related expenses, both primarily associated with the Telaria Merger.
We expect general and administrative expenses to increase through the remainder of 2021 in absolute dollars primarily due to the SpotX Acquisition and increase in expenses assuming a return to office work environment later in the year, partially offset by reductions associated with costs synergies.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
We incurred merger, acquisition, and restructuring costs of $2.7 million and $1.9 million during the three months ended March 31, 2021 and three months ended March 31, 2020, respectively. During the three months ended March 31, 2021, these costs included professional fees of $2.2 million related to legal and other professional service fees associated with the SpotX Acquisition agreement entered into during February 2021 and employee termination benefit costs totaling $0.5 million. During the three months ended March 31, 2020, these costs included professional fees of $1.8 million related to investment banking advisory, legal, and other professional service fees.
We expect merger, acquisition, and restructuring costs to increase through the remainder of 2021 as a result of the close of the SpotX Acquisition and related restructuring activities.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Interest (income) expense, net	$143	$(144)
Other income	(1,223)	(9)
Foreign exchange (gain) loss, net	15	(698)
Total other (income) expense, net	$(1,065)	$(851)
Interest (income) expense, net increased by $0.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 mainly due to interest expense associated with the Convertible Notes (defined below), which the Company entered into during March 2021, and amortization of debt issuance cost associated with the Convertible Notes. We expect interest expense to increase in 2021 compared to 2020 significantly as a result of increased in cash-based interest expenses and non-cash based amortization of debt issuance costs associated with our Convertible Notes.
Other income increased by $1.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to rental income from commercial office space we hold under lease and have sublet to other tenants.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three months ended March 31, 2021, the net foreign exchange loss was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and the Euro relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes
    We recorded an income tax expense of $0.2 million and a tax benefit of $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The tax expense for the three months ended March 31, 2021 is primarily the result of the domestic valuation allowance and the change in unrecognized benefit. The tax benefit for the three months ended March 31, 2020 is primarily the result of the domestic valuation allowance, the tax liability associated with the foreign subsidiaries, and foreign stock-based compensation activity.

Liquidity and Capital Resources
During the three months ended March 31, 2021, our principal sources of liquidity were our cash and cash equivalents, cash generated from operations, and cash generated from the offering of our Convertible Notes (defined below). On April 30, 2021, we entered into a Term Loan B Facility and Revolving Credit Facility (each defined below), which replaced our SVB Loan Agreement (defined below). As of March 31, 2021, we had cash and cash equivalents of $468.6 million, of which $28.2 million was held in foreign currency cash accounts. On April 30, 2021, we completed the SpotX Acquisition, which included Cash Consideration of $640.0 million.
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
During the three months ended March 31, 2021 we were party to an amended and restated loan and security agreement with SVB (the "SVB Loan Agreement"), which provided for a senior secured revolving credit facility of up to $60.0 million with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million, of which $6.0 million was utilized for letters of credit related to leases as of March 31, 2021. As of March 31, 2021, the amount available for borrowing was $54.0 million (net of letters of letters of credit). As of March 31, 2021, the Company was in compliance with its financial covenants and had no amounts outstanding under the Loan Agreement (other than with respect to letters of credit). The SVB Loan Agreement was terminated on April 30, 2021.
In March 2021, we sold convertible senior notes ("Convertible Notes") for gross proceeds of $400 million. The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The Convertible Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. Noteholders may convert their notes at their option under the following in circumstances: (i) During any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) During the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Magnite’s common stock on such trading day and the conversion rate on such trading day; (iii) Upon the occurrence of certain corporate events or distributions on the Company’s common stock; (iv) If the Company calls such notes for redemption; and (v) At any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the Convertible Notes may be settled in shares of our common stock, cash or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At March 31, 2021, the balance of the Convertible Debt was $388.6 million, net of debt issuance costs of $11.4 million. Accrued interest at March 31, 2021 was insignificant.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions to reduce the Company's exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. The Company may owe additional cash or shares to the holders of the Convertible Notes upon early conversion if our stock price exceeds $91.260 per share, which is subject to certain adjustments. Although the Company’s incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by the holders may cause dilution to the ownership interests of existing stockholders. See Note 14 "Convertible Senior Notes and Capped Call Transactions" in the notes to unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Convertible Notes and the capped call transactions.
On April 30, 2021, and in conjunction with our acquisition of SpotX,we entered into a credit agreement with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto. The credit agreements for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"). As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes.
We believe our existing cash and cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased even if we are unable to collect from buyers. To date, these actions have not had a material negative impact on our cash flow or liquidity. The future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and the factors and those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Cash flows used in operating activities	$(1,226)	$(5,233)
Cash flows used in investing activities	(3,272)	(4,611)
Cash flows provided by (used in) financing activities	355,627	(7,462)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(256)	(299)
Change in cash, cash equivalents and restricted cash	$350,873	$(17,605)

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
For the three months ended March 31, 2021, net cash used in operating activities was $1.2 million compared to net cash used in operating activities of $5.2 million for the three months ended March 31, 2020. Our operating activities included our net losses of $12.9 million and $9.7 million for the three months ended March 31, 2021 and 2020, respectively, which were offset by non-cash adjustments of $18.5 million and $10.7 million, respectively. In the three months ended March 31, 2021, cash used in operating activities was increased by a net decrease in our working capital of $6.9 million. Net cash used in operating activities for the three months ended March 31, 2020 was increased by a net decrease in our working capital of $6.2 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
    Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, capital expenditures to develop our internal use software in support of creating and enhancing our technology infrastructure, and investments in, and maturities of, available-for-sale securities. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. We anticipate investment in internal use software development to slightly increase compared to past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to increase compared to 2020. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of this year compared to the first half of the year. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the three months ended March 31, 2021 and 2020, our investing activities used net cash of $3.3 million and $4.6 million, respectively. During the three months ended March 31, 2021 and 2020, we used cash for purchases of property and equipment of $1.3 million and $2.3 million, respectively, and used cash for investments in our internally developed software of $2.0 million and $2.3 million, respectively.
We believe that cash flows used in our investing activities will continue to increase as a result in investments associated with supporting our overall growth and the SpotX Acquisition.
    Financing Activities
Our financing activities consisted of our Convertible Notes offering and transactions related to our equity plans.
For the three months ended March 31, 2021 and 2020, we received net cash of $355.6 million and we used net cash of $7.5 million, respectively, for financing activities. Cash inflows from financing activities for the three months ended March 31, 2021 included an increase of $389.0 million in net proceeds from our Convertible Notes offering and cash proceeds from stock options exercised of $5.8 million. These increases were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Notes offering. Cash outflows from financing activities for the three months ended March 31, 2020 included payments of $7.5 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Subsequent to March 31, 2021 we received additional financing as part of the Term Loan B Facility.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2021 other than the short-term operating leases and the indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements
As of March 31, 2021, and including the impact of the subsequent financing occurring on April 30, 2021 noted above, our principal commitments consist of obligations under our Convertible Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, and operating lease agreements including data centers and cloud managed services that expire at various times through 2030. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
During the three months ended March 31, 2021, we received rental income from subleases totaling $1.2 million and an insignificant amount during the three months ended March 31, 2020.
The following table summarizes our future lease obligations, related sublease income, and other future payments due under non-cancelable agreements at March 31, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of March 31, 2021	$7,575	$8,943	$7,978	$7,072	$3,551	$11,403	$46,522
Obligations for leases not included in Lease liabilities as of March 31, 2021	1,549	3,593	3,713	3,835	2,827	13,323	$28,840
Convertible Notes	—	—	—	—	—	400,000	$400,000
Interest, Convertible Notes	750	1,000	1,000	1,000	1,000	208	$4,958
Operating sublease income	(2,737)	(3,329)	(3,201)	(3,042)	(253)	—	$(12,562)
Other non-cancelable obligations	11,658	4,524	1,342	31	—	—	$17,555
Total	$18,795	$14,731	$10,832	$8,896	$7,125	$424,934	$485,313

Obligations for leases not included in the lease liabilities as of March 31, 2021 include commitments under agreements for an office lease in Los Angeles and a data center in Singapore which have not commenced as of March 31, 2021.
Payments associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business that extend beyond a year.
In addition, on February 4, 2021, we entered into a Stock Purchase Agreement with RTL US Holding, Inc., to purchase all of the issued and outstanding shares of capital stock of SpotX. The acquisition was completed on April 30, 2021 for a purchase price equal to $1,135.6 million, consisting of $640.0 million in cash ("Cash Consideration") and 12,374,315 shares of the Company's common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. As part of the closing of the acquisition, the Company entered into the Term Loan B Facility for $360.0 million (to partially finance the Cash Consideration portion of the acquisition as well as the Revolving Credit Facility. As a result of these new financing arrangements, in addition to the obligations as of March 31, 2021 included in the table above, as part of the Term Loan B Facility, we have obligations to repay $360.0 million plus accrued interest,which will be due in 2028.
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2021 and we do not expect to have any material changes to unrecognized tax benefits through December 31, 2021.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2021.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty. Certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods. Our actual results could differ from these estimates.
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) the determination of the estimated useful lives of internal-use software development costs, (iii) the recoverability of intangible asset and goodwill, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. Besides the adoption of new accounting pronouncements, as included within "Note 1—Organization and Summary of Significant Accounting Policies" to the condensed consolidated financial statements in this report, there have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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
The line of credit under our SVB Loan Agreement is at variable interest rates. We had no amounts outstanding under this agreement at March 31, 2021. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Our Convertible Notes bear a coupon rate of 0.25% per annum. Additional interest is due in the event of default or upon the occurrence of certain events relating to the failure to file certain SEC reports and for periods in which the Convertible Notes are not freely tradable (as defined in the Offering Memorandum) accrues interest at 0.25% per annum of the principal amount for the first 90 days and then accrues at 0.50% thereafter. We do not have economic interest rate expense exposure on our Convertible Notes due to their fixed interest rate nature. The amount paid upon redemption is not based on changes in any index or changing market rates. It is fixed at 100% of the principal amount of the Convertible Notes plus unpaid interest. However, we do have interest rate exposure with respect to our Term Loan B Facility which is exposed to interest rate risk due to the floating Eurodollar or ABR base rate. However, since a majority of the interest rate is fixed in nature, the fair value of our fixed interest rate for the Term Loan B Facility will generally increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our consolidated balance sheet.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2021, including intercompany balances, would result in a foreign currency loss of approximately $3.8 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2021. However, based on our knowledge as of March 31, 2021, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.

Refer to Note 12—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020. Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The following disclosures do not address all risks that may be important to you as a Magnite stockholder.
Except as set forth below, there are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
We may not be able to achieve anticipated cost savings or other anticipated benefits of the SpotX Acquisition.
The success of the SpotX Acquisition will depend, in part, on our ability to successfully integrate SpotX with our business and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the acquisition in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of our solutions by, buyers and sellers of advertising inventory. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline. We may fail to realize some or all of the anticipated benefits of the acquisition if the integration process takes longer than expected or is more costly than expected. The integration of SpotX with our business may result in material challenges, including, without limitation:
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
Due to legal restrictions, prior to the closing of the SpotX Acquisition we were permitted to conduct only limited planning for the integration of SpotX. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.
Our financing of the SpotX Acquisition significantly increased our leverage, which may put us at greater risk of defaulting on our debt obligations and limit our ability to conduct necessary operating activities, make strategic investments, respond to changing market conditions, or obtain future financing on favorable terms.
We financed the cash portion of the SpotX Acquisition consideration in part through borrowings under the Credit Agreement. The Credit Agreement provides for a $360.0 million Term Loan B Facility and a $52.5 million Revolving Credit Facility. As part of Term Loan B Facility, the Company received $325 million in proceeds, net of fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes.

The Term Loan B Facility significantly increases our indebtedness and requires us to comply with certain financial metrics and restrictive covenants. The increased leverage could adversely affect our business and operating results by:
•    making it more difficult for us to make payments on our indebtedness and comply with applicable financial metrics and covenants;
•    requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for operations, distributions, acquisitions and capital expenditures;
•    making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
•    requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or
•    limiting our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.
Our Credit Agreement subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement. The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00.
These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. If a default were to occur and not be waived, such default could cause, among other remedies, all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable. In such an event, our liquid assets might not be sufficient to meet our repayment obligations, and we might be forced to liquidate collateral assets at unfavorable prices or our assets may be foreclosed upon and sold at unfavorable valuations.
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

Conversion of our Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.
In March 2021, we sold convertible senior notes ("Convertible Notes") for gross proceeds of $400 million. The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of common stock upon conversion of any of the Convertible Notes. The Convertible Notes are not currently convertible but may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
The Capped Call Transactions may affect the value of the Convertible Notes and our common stock.
In connection with the pricing of the Convertible Notes, we entered into Capped Call Transactions with certain counterparties. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call Transactions, financial institutions or their respective affiliates likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.

The potential effect, if any, of these transactions and activities on the price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Convertible Notes (and as a result, the amount and value of consideration that a holder would receive upon conversion of any Convertible Notes) and, under certain circumstances, a holder’s ability to convert his or her Convertible Notes.
We are subject to counterparty risk with respect to the Capped Call Transactions.
The counterparties to the Capped Call Transactions are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under any Capped Call Transactions with that option counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of common stock required to be delivered to us under the Capped Call Transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
Provisions in the indenture for the Convertible Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a "make-whole fundamental change" (as defined in the Indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Notes for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change.
Furthermore, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions in the Indenture could deter or prevent a third party from acquiring the Company even when the acquisition may be favorable to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None (except as previously disclosed).
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

2.1
Stock Purchase Agreement, dated as of February 4, 2021, by and among Magnite, Inc., RTL US Holding, Inc. and RTL Group S.A. (solely with respect to Article 6) relating to the purchase and sale of 100% of the Common Stock of SpotX, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2021).

2.1*	Amendment to Stock Purchase Agreement, dated as of April 30, 2021, by and among Magnite, Inc., RTL US Holding, Inc., and RTL Group S.A.
4.1
Indenture, dated as of March 18, 2021, between Magnite, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).

4.2
Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).
10.2*	Credit Agreement, dated as of April 30, 2021, by and among Magnite, Inc., Goldman Sachs Bank USA, as administrative and collateral agent, and the other lender parties thereto.
10.3*	Registration Rights Agreement, dated as of April 30, 2021, by and between Magnite, Inc. and RTL US Holding, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date May 10, 2021