Form 10-Q
period 2021-06-30
MAGNITE, INC.
filed 2021-08-05
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2021
Common Stock, $0.00001 par value	131,250,746

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$192,970	$117,676
Accounts receivable, net	780,502	471,666
Prepaid expenses and other current assets	30,560	17,729
TOTAL CURRENT ASSETS	1,004,032	607,071
Property and equipment, net	34,427	23,681
Right-of-use lease asset	48,935	39,599
Internal use software development costs, net	17,403	16,160
Intangible assets, net	483,854	89,884
Other assets, non-current	6,893	4,440
Goodwill	945,731	158,125
TOTAL ASSETS	$2,541,275	$938,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$844,045	$509,315
Lease liabilities, current	15,351	9,813
Debt, current	3,600	—
Other current liabilities	10,682	3,070
TOTAL CURRENT LIABILITIES	873,678	522,198
Debt, non-current, net of debt issuance costs	718,641	—
Deferred tax liability, net	18,743	199
Lease liabilities, non-current	39,673	32,278
Other liabilities, non-current	2,854	2,672
TOTAL LIABILITIES	1,653,589	557,347
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2021 and December 31, 2020; 131,200 and 114,029 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	1,259,170	777,084
Accumulated other comprehensive loss	(901)	(957)
Accumulated deficit	(370,585)	(394,516)
TOTAL STOCKHOLDERS' EQUITY	887,686	381,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,541,275	$938,960

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$114,541	$42,348	$175,256	$78,643
Expenses:
Cost of revenue	50,526	21,545	71,282	35,548
Sales and marketing	43,273	20,029	65,862	31,298
Technology and development	18,111	13,063	32,377	23,756
General and administrative	16,980	15,780	31,138	24,907
Merger, acquisition, and restructuring costs	32,632	12,493	35,354	14,423
Total expenses	161,522	82,910	236,013	129,932
Loss from operations	(46,981)	(40,562)	(60,757)	(51,289)
Other (income) expense:
Interest (income) expense, net	5,172	2	5,315	(142)
Other income	(1,139)	(1,284)	(2,362)	(1,293)
Foreign exchange gain, net	(127)	(440)	(112)	(1,138)
Total other (income) expense, net	3,906	(1,722)	2,841	(2,573)
Loss before income taxes	(50,887)	(38,840)	(63,598)	(48,716)
Provision (benefit) for income taxes	(87,695)	288	(87,529)	87
Net income (loss)	$36,808	$(39,128)	$23,931	$(48,803)
Net income (loss) per share:
Basic	$0.29	$(0.36)	$0.20	$(0.60)
Diluted	$0.26	$(0.36)	$0.18	$(0.60)
Weighted average shares used to compute net income (loss) per share:
Basic	125,981	108,530	120,668	81,698
Diluted	142,982	108,530	136,262	81,698

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$36,808	$(39,128)	$23,931	$(48,803)
Other comprehensive income (loss):
Foreign currency translation adjustments	369	(1,769)	56	(2,558)
Other comprehensive income (loss)	369	(1,769)	56	(2,558)
Comprehensive income (loss)	$37,177	$(40,897)	$23,987	$(51,361)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	$111,936
Exercise of common stock options	27	—	23	—	—	23
Issuance of common stock related to RSU vesting	1,861	—	—	—	—	—
Shares withheld related to net share settlement	(716)	—	(7,485)	—	—	(7,485)
Stock-based compensation	—	—	4,218	—	—	4,218
Other comprehensive loss	—	—	—	(789)	—	(789)
Net loss	—	—	—	—	(9,675)	(9,675)
Balance at March 31, 2020	55,060	$1	$449,820	$(834)	$(350,759)	$98,228
Exercise of common stock options	746	—	2,276			2,276
Restricted stock awards, net	—	—				—
Issuance of common stock related to employee stock purchase plan	159	—	693			693
Issuance of common stock related to RSU vesting	1,904	—				—
Shares withheld related to net share settlement	(107)	—	(349)			(349)
Issuance of common stock associated with the Merger	52,099	1	275,772			275,773
Exchange of stock options and RSU related to Merger	—	—	11,646			11,646
Stock-based compensation		—	10,101			10,101
Other comprehensive loss		—	—	(1,769)		(1,769)
Net loss		—	—		(39,128)	(39,128)
Balance at Balance at June 30, 2020	109,861	$2	$749,959	$(2,603)	$(389,887)	$357,471

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)	$381,613
Exercise of common stock options	733	—	5,785	—	—	5,785
Issuance of common stock related to RSU vesting	1,351	—	—	—	—	—
Stock-based compensation	—	—	7,108	—	—	7,108
Capped call options	—	—	(38,960)	—	—	(38,960)
Other comprehensive loss	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	(12,877)	(12,877)
Balance at March 31, 2021	116,113	$2	$751,017	$(1,270)	$(407,393)	$342,356
Exercise of common stock options	384	—	1,480	—	—	1,480
Issuance of common stock related to employee stock purchase plan	121	—	1,154	—	—	1,154
Issuance of common stock related to RSU vesting	2,208	—	—	—	—	—
Issuance of common stock associated with the SpotX Acquisition	12,374	—	495,591	—	—	495,591
Stock-based compensation	—	—	9,928	—	—	9,928
Other comprehensive income	—	—	—	369	—	369
Net income	—	—	—	—	36,808	36,808
Balance at Balance at June 30, 2021	131,200	$2	$1,259,170	$(901)	$(370,585)	$887,686

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES:
Net income (loss)	$23,931	$(48,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48,382	22,081
Stock-based compensation	16,697	13,948
(Gain) loss on disposal of property and equipment	72	(12)
Provision for doubtful accounts	(163)	44
Amortization of debt issuance costs	1,516	—
Non-cash lease expense	2,988	(232)
Deferred income taxes	(87,202)	361
Unrealized foreign currency gain	(1,801)	(2,296)
Changes in operating assets and liabilities:
Accounts receivable	(109,726)	73,728
Prepaid expenses and other assets	997	8,716
Accounts payable and accrued expenses	131,018	(83,193)
Other liabilities	702	(5,838)
Net cash provided by (used in) operating activities	27,411	(21,496)
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,939)	(3,420)
Capitalized internal use software development costs	(5,178)	(4,718)
Cash (used in), net of cash acquired, in merger and acquisition activities	(623,974)	54,595
Net cash (used in) provided by investing activities	(640,091)	46,457
FINANCING ACTIVITIES:
Proceeds from Convertible Notes offering	400,000	—
Proceeds from issuance of debt, net of debt discount	349,200	—
Payment for capped call options	(38,960)	—
Payment for debt issuance costs	(30,378)	—
Proceeds from exercise of stock options	7,265	2,299
Proceeds from issuance of common stock under employee stock purchase plan	1,154	693
Taxes paid related to net share settlement	—	(7,834)
Net cash provided by (used in) financing activities	688,281	(4,842)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(109)	(265)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	75,492	19,854
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	117,731	88,888
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$193,223	$108,742

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$192,970	$107,490
Restricted cash included in other assets, non-current, and prepaid expenses and other current assets	253	1,252
Total cash, cash equivalents and restricted cash	$193,223	$108,742
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:	June 30, 2021	June 30, 2020
Cash paid for income taxes	$677	$306
Cash paid for interest	$1,673	$34
Capitalized assets financed by accounts payable and accrued expenses	$1,915	$56
Capitalized stock-based compensation	$339	$371
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$162
Common stock and options issued for Mergers and Acquisitions	495,591	$287,418
Debt discount, non-cash	$10,800	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations in April 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading sell side advertising platform and provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading CTV and video advertising platform. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types. The Company is headquartered in Los Angeles, California and New York, New York.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2021, or for any future year.
The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in its 2020 Annual Report on Form 10-K.
Aside from the adoption of ASU 2020-06, as described below, there have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in its Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the pandemic, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. During the six months ended June 30, 2021, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2021, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
Recently Adopted Accounting Standards
On January 1, 2021, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU "2020-06") on a prospective basis, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments that require separating embedded conversion features from convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The adoption of this standard is included in the financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and June 30, 2020, respectively. Refer to Note 14—"Convertible Notes" for additional information related to accounting for convertible debt issued during the six months ended June 30, 2021.
On January 1, 2021, the Company adopted ASU 2019-12—Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. There was no material impact to the quarterly or year to date income tax provision.
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
Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except per share data)
Basic Income (Loss) Per Share:
Net income (loss)	$36,808	$(39,128)	$23,931	$(48,803)
Weighted-average common shares outstanding	125,981	108,530	120,668	81,698
Weighted-average common shares outstanding used to compute net income (loss) per share	125,981	108,530	120,668	81,698
Basic net income (loss) per share	$0.29	$(0.36)	$0.20	$(0.60)

Diluted Income (Loss) Per Share:
Net income (loss)	$36,808	$(39,128)	$23,931	$(48,803)
Add back:
Interest expense, Convertible Notes, net of tax	184	—	217	—
Net income (loss), diluted income (loss)	36,992	(39,128)	24,148	(48,803)

Weighted-average common shares used in basic EPS	125,981	108,530	120,668	81,698
Dilutive effect of weighted-average common stock options	4,622	—	5,011	—
Dilutive effect of weighted-average performance stock units	194	—	196	—
Dilutive effect of weighted-average restricted stock units	5,878	—	6,687	—
Dilutive effect of weighted-average ESPP	45	—	68	—
Dilutive effect of weighted-average Convertible Notes	6,262	—	3,632	—
Weighted-average shares used to compute diluted net income (loss) per share	142,982	108,530	136,262	81,698
Diluted net income (loss) per share	$0.26	$(0.36)	$0.18	$(0.60)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Options to purchase common stock	—	1,999	—	1,619
Unvested restricted stock awards	—	1	—	1
Unvested restricted stock units	—	3,805	—	3,892
Unvested performance stock units	—	5	—	3
ESPP	—	30	—	45
Total shares excluded from net loss per share	—	5,840	—	5,560

For the three and six months ended June 30, 2021, diluted shares used to compute diluted earnings per share included outstanding performance stock units granted during 2020 and 2021 based on expected achievement of 150% and 0%, respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.

For the three and six months ended June 30, 2021, the Company included the shares that would be issuable assuming conversion of all of the Convertible Notes (as defined in Note 14). Diluted earnings per share for the Convertible Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of June 30, 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Notes is approximately 6,261,560. Refer to Note 14—"Convertible Notes" for additional information related to accounting for Convertible Notes issued and associated Capped Call Transactions.
Note 3—Revenues
For the majority of transactions on the Company's platform, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. For certain advertising campaigns that are transacted through insertion orders, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
Prior to the SpotX Acquisition, revenue reported on a gross basis was less than 3% of total revenue. As a result of the SpotX Acquisition, an increased percentage of the Company's revenue is reported on a gross basis. The following table presents our revenue recognized on a net basis and on a gross basis for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	(in thousands, except percentages)
Revenue:
Net basis	$93,374	82%	$41,856	99%	$152,370	87%	$78,151	99%
Gross basis	21,167	18	492	1	22,886	13	492	1
Total	$114,541	100%	$42,348	100%	$175,256	100%	$78,643	100%

The following table presents our revenue by channel for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	(in thousands, except percentages)
Channel:
CTV	$45,179	40%	$7,919	19%	$57,155	33%	$7,919	10%
Desktop	28,742	25	15,271	36	49,593	28	30,567	39
Mobile	40,620	35	19,158	45	68,508	39	40,157	51
Total	$114,541	100%	$42,348	100%	$175,256	100%	$78,643	100%

    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
United States	$90,600	$30,587	$133,211	$56,120
International	23,941	11,761	42,045	22,523
Total	$114,541	$42,348	$175,256	$78,643

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $3.3 million at June 30, 2021, and $2.4 million at December 31, 2020. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.2 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Allowance for doubtful accounts, Beginning Balance December 31	$1,499	$3,080	$2,360	$3,400
Allowance for doubtful accounts, Merger-assumed	410	1,033	410	1,033
Write-offs	(17)	(1,156)	(21)	(1,896)
Increase (decrease) in provision for expected credit losses	1,387	1,715	510	2,128
Recoveries of previous write-offs	—	—	20	7
Allowance for doubtful accounts, June 30	$3,279	$4,672	$3,279	$4,672

During the three and six months ended June 30, 2021, the provision for expected credit losses associated with accounts receivable increased by $1.4 million and $0.5 million was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.4 million and $0.7 million, which resulted in an immaterial amount and $(0.2) million, respectively, of bad debt recoveries. During the three and six months ended June 30, 2020, the provision for expected credit losses associated with accounts receivable of $1.7 million and $2.1 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.7 million and $2.1 million, respectively, which resulted in an immaterial amount of bad debt expense during the period.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2021:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,869	$7,869	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2020:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,868	$7,868	$—	$—
At June 30, 2021 and December 31, 2020, cash equivalents of $7.9 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At June 30, 2021, the Company had Convertible Notes included in its balance sheet. The estimated fair value of the Company's Convertible Notes was $354.4 million as of June 30, 2021. The estimated fair value of Convertible Notes is based on market rates and the closing trading price of the Convertible Notes as of June 30, 2021 and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2021 and the year ended December 31, 2020.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accounts payable—seller	$803,301	$492,605
Accounts payable—trade	16,788	4,268
Accrued employee-related payables	23,956	12,442
Total	$844,045	$509,315

Restricted cash was $0.3 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively, which was included within other assets, non-current.
Note 6—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of June 30, 2021 and December 31, 2020 was $945.7 million and $158.1 million, respectively. The increase during the six months ended June 30, 2021 was a result of the SpotX Acquisition (see Note 7).

The Company’s intangible assets as of June 30, 2021 and December 31, 2020 included the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Amortizable intangible assets:
Developed technology	$359,558	$77,658
Customer relationships	168,250	37,950
In-process research and development	13,830	8,030
Backlog	11,100	—
Non-compete agreements	1,570	70
Trademarks	500	—
Total identifiable intangible assets, gross	554,808	123,708
Accumulated amortization—intangible assets:
Developed technology	(38,793)	(21,905)
Customer relationships	(28,854)	(11,877)
In-process research and development	(112)	—
Backlog	(2,775)	—
Non-compete agreements	(309)	(42)
Trademarks	(111)	—
Total accumulated amortization—intangible assets	(70,954)	(33,824)
Total identifiable intangible assets, net	$483,854	$89,884
Amortization of intangible assets for the three months ended June 30, 2021 and 2020 was $29.5 million and $8.0 million, respectively, and $37.1 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2021:

Fiscal Year	Amount
(in thousands)
Remaining 2021	$81,666
2022	140,945
2023	97,079
2024	80,995
2025	63,818
Thereafter	19,351
Total	$483,854

During the three and six months ended June 30, 2021, the Company capitalized $0.2 million and $0.6 million, respectively, related to cloud computing arrangements. These costs are related to arrangements for infrastructure as a service, platform as a service, and software as a service. Capitalized costs associated with these arrangements as of June 30, 2021 and December 31, 2020 are included within prepaid expenses and other current assets and other assets, non-current within the condensed consolidated balance sheet in the amounts of $0.3 million and $1.0 million, and $0.2 million and $0.7 million, respectively. The amortization of these agreements was $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

Note 7—Business Combinations
2020 Merger—Telaria
On April 1, 2020, the Company completed the Telaria Merger. Management's purchase price allocation was finalized as of March 31, 2021, resulting in no changes from the purchase price allocation as of December 31, 2020.
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if Telaria had been merged with the Company as of January 1, 2019. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Telaria Merger occurred on January 1, 2019. The pro forma results do not include any anticipated cost synergies or other effects of the integration for the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Six Months Ended
June 30, 2020
(in thousands)
Pro Forma Revenue	$93,304
Pro Forma Net Loss	$(67,801)
2021 Acquisition—SpotX
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of our common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1.1 billion, prior to customary working capital adjustments and other adjustments, consisting of $640 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. The working capital estimate was approximately $65.5 million, including cash balances acquired and other working capital adjustments, resulting in a total purchase price of $1.2 billion, subject to final determination in accordance with the Purchase Agreement. The Company financed the Cash Consideration through borrowings under the Term Loan B Facility (Note 15) and the Convertible Senior Notes (Note 14).
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
The following table summarizes the total estimated purchase consideration (in thousands):

Cash Consideration	$640,000
Stock Consideration (Fair Value of Shares of Magnite common stock)	495,591
Working capital adjustment, estimated	65,521
Total purchase consideration	$1,201,112
The purchase consideration for the SpotX Acquisition included 12,374,315 shares of the Company's common stock with a fair value of approximately $495.6 million, based on the close price of the Company's common stock at closing, as reported on the Nasdaq on April 30, 2021, which was $40.05 per share, and estimated working capital adjustment of $65.5 million, mainly consisting of cash balances acquired on the date of the SpotX Acquisition and other opening balance sheet adjustments.
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpotX Acquisition as set forth below:

Cash	$81,967
Restricted cash	199
Accounts receivable	199,649
Prepaid and other assets, current	14,236
Fixed assets	5,093
Intangible assets	431,100
Right-of-use lease asset	11,775
Goodwill	787,606
Total assets to be acquired	1,531,625
Accounts payable and accrued expenses	205,343
Other current liabilities	7,145
Lease liabilities	12,394
Deferred tax liability, net	105,631
Total liabilities to be assumed	330,513
Total preliminary purchase price	$1,201,112
The Company believes the amount of goodwill resulting from the purchase price allocation is primarily attributable to expected synergies from the assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill has become impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The acquired intangibles and goodwill resulting from the SpotX Acquisition are not amortizable for tax purposes.
The following table summarizes the components of the intangible assets and estimated useful lives as of the date of the SpotX Acquisition (dollars in thousands):

		Estimated Useful Life
Technology	$281,900	5 years
Customer relationships	130,300	2 to 4 years
Backlog	11,100	<1 year
In-process research and development	5,800	3 years*
Non-compete agreements	1,500	1 year
Trademarks	500	<1 year
Total intangible assets acquired	$431,100
* In-process research and development consists of six projects with a weighted-average useful life of 3.0 years. Amortization begins once associated projects are completed and it is determined the projects have alternative future use.

The fair value of the acquired technology and in-process research and development was valued using the Excess Earnings Method. This methodology included allocating future revenue projections to the existing technologies and applying decay rates and appropriate discount rates that reflect the respective intangible asset's relative risk profile when compared to other intangible assets as well as the discount rate for the overall business.
The Company used the Loss‐of‐Revenue and Income Method in its valuation of the existing customer relationships and non-compete agreements. To the extent that future cash flows of the business would be negatively affected in the absence of these relationships and non-compete agreements, they would be deemed to have economic value. This method attempts to quantify the scenario whereby the owner loses the right to the intangible asset and the resulting losses of revenue and income. Under this analysis, the value of the cash flows with the intangible asset is compared to the value of the cash flows without the intangible asset and the difference represents the value of the intangible asset. This methodology included applying a discount rate and the expected timing it would take to further enhance customer relationships.
The fair value of the backlog was based on the Excess Earnings Method, taking into consideration the existing contracts as of the date of the SpotX Acquisition and the respective cost to complete the servicing of the existing agreements. The resulting stream of after tax earnings were discounted to present value by applying an appropriate discount rate for the asset. The discount rate was selected based on the intangible asset’s relative risk profile when compared to the other intangible assets as well as the discount rate for the overall business.
The fair value of the trademarks was based on the Income Approach, specifically the Relief‐from‐Royalty Method. Under this method, data is obtained regarding actual royalty payments made for similar intangible assets. After the appropriate royalty rate is determined, the reasonable royalty savings is then discounted to its present value over the remaining technological, economic, or legal life of the intangible asset.
Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, backlog, non-compete agreements, and trademarks is included in sales and marketing expenses in the condensed consolidated statement of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the condensed consolidated statement of operations. The intangible assets generated in the SpotX Acquisition are not tax deductible.
In connection with the SpotX Acquisition, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired of $113.4 million. As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $56.2 million. Such reduction was recognized as an income tax benefit in the condensed consolidated statement of operations for the six months ended June 30, 2021. The deferred tax liability was calculated based on an estimated combined tax rate of 26.3%.
The Company recognized approximately $25.0 million and $27.1 million of acquisition related costs included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statement of operations during the three and six months ended June 30, 2021 related to the SpotX Acquisition.
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if the SpotX Acquisition had been acquired by Company as of January 1, 2020. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the SpotX Acquisition occurred on January 1, 2020. The pro forma results do not include any anticipated cost synergies or other effects of the combined companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(in thousands)
Pro Forma Revenue	$132,455	$71,121	$241,201	$136,361
Pro Forma Net Income (Loss)	$(25,896)	$(61,930)	$(60,963)	$(125,343)
During the three and six months ended June 30, 2021, post-acquisition revenue on a stand-alone basis for SpotX was $39.3 million (for the period May 1, 2021 to June 30, 2021). During the three and six months ended June 30, 2021, due to the process of integrating the operations of SpotX into the operations of the Company, the determination of SpotX's post-acquisition operating results on a standalone basis was impracticable.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Professional Services (investment banking advisory, legal and other professional services)	$24,741	$6,754	$26,967	$8,581
Personnel related (severance and one-time termination benefit costs)	4,745	4,539	4,864	4,642
Non-cash stock-based compensation (double-trigger acceleration and severance)	646	1,200	1,023	1,200
Loss contracts (lease related)	2,500	—	2,500	—
Total merger, acquisition, and restructuring costs	$32,632	$12,493	$35,354	$14,423

Accrued merger, acquisition, and restructuring costs were $10.7 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively, and were primarily related to the SpotX Acquisition and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to the assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheet.

(in thousands)
Accrued merger, acquisition, and restructuring costs at December 31, 2020	2,935
Restructuring costs, personnel related and non-cash stock-based compensation	5,887
Restructuring activity, Merger and Acquisition loss contracts	3,651
Cash paid for restructuring costs	(1,158)
Non-cash stock-based compensation	(646)
Accrued merger, acquisition, and restructuring costs at June 30, 2021	$10,669

Note 9—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2021 included 0.1 million that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan or award agreement. An aggregate of 14,524,698 shares remained available for future grants at June 30, 2021 under the plans.
Stock Options
A summary of stock option activity for the six months ended June 30, 2021 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2020	6,695	$5.61
Granted	288	$39.19
Exercised	(1,117)	$6.50
Forfeited	(301)	$8.83
Outstanding at June 30, 2021	5,565	$7.00	5.86 years	$150,958
Exercisable at June 30, 2021	3,818	$5.55	4.73 years	$108,026
The total intrinsic value of options exercised during the six months ended June 30, 2021 was $36.6 million. At June 30, 2021, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $10.3 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total fair value of options vested during the six months ended June 30, 2021 was $2.7 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the six months ended June 30, 2021 was $24.69 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expected term (in years)	5.0	6.3	5.0	6.3
Risk-free interest rate	0.88%	0.46%	0.88%	0.46%
Expected volatility	79%	67%	79%	67%
Dividend yield	—%	—%	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2021 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2020	9,286		$5.30
Granted	1,442		$42.75
Canceled	(573)		$9.45
Vested and released	(3,559)		$5.14
Restricted stock units outstanding at June 30, 2021	6,596		$13.22
Restricted stock units outstanding and unvested*	6,578	*	$13.20
*At June 30, 2021, outstanding restricted stock units included 18,436 units that were vested but deferred.

The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2021 was $42.75. The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2021 was $116.9 million. At June 30, 2021, the intrinsic value of nonvested restricted stock units was $223.2 million. At June 30, 2021, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $79.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance Stock Units
In April 2020 and April 2021, the Company granted the Company's CEO 146,341 and 26,291 restricted stock units that vest based on certain stock price performance metrics with a fair value of $0.9 million and $1.4 million, respectively. The grant date fair value per share of restricted stock was $6.15 and $52.49, respectively, which was estimated using a Monte-Carlo lattice model. During the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.3 million, respectively, of stock-based compensation related to these performance stock units based on a performance measurement of 100%. At June 30, 2021, the Company had unrecognized employee stock-based compensation expense for the April 2020 and April 2021 grants of approximately $0.5 million and $1.3 million, which is expected to be recognized over the remaining 1.75 years and 2.75 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date. The compensation expense will not be reversed if the performance metrics are not met.
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
As of June 30, 2021, the Company has reserved 3,068,352 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Cost of revenue	$167	$189	$252	$290
Sales and marketing	3,382	2,534	5,843	3,619
Technology and development	2,541	2,225	4,367	3,408
General and administrative	2,968	3,743	5,212	5,431
Merger, acquisition, and restructuring costs	646	1,200	1,023	1,200
Total stock-based compensation expense	$9,704	$9,891	$16,697	$13,948

Note 10—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, nondeductible stock option expenses, and changes in the Company's valuation allowance.
The Company adopted ASU 2019-12, during the three months ended March 31, 2021. There was no material impact to the quarterly income tax provision.
The Company recorded an income tax benefit of $87.7 million and expense of $0.3 million for the three months ended June 30, 2021 and 2020, respectively and an income tax benefit of $87.5 million and expense of $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The tax benefit for the three and six months ended June 30, 2021 is primarily the result of the partial release of the domestic valuation allowance of $56.2 million related to the SpotX Acquisition, as well as the income tax benefit of a portion of the current year projected loss. The net deferred tax liabilities recorded in connection with the acquisition provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets, and, as a result, the

Company released a portion of its domestic valuation allowance and recognized a current benefit for a portion of the Company's projected losses. The Company continues to maintain a partial valuation allowance for the domestic deferred tax assets.
On March 11, 2021, the U.S. President signed into law the American Rescue Plan Act of 2021 ("ARP Act")—a $1.9 trillion coronavirus disease 2019 ("COVID-19") relief package. The ARP Act had limited income tax provisions. The Company has determined that the ARP Act will not have a material impact on the Company for the year ended December 31, 2021. On March 27, 2020, the U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), in response to the COVID-19 pandemic. The CARES Act is meant to infuse negatively affected companies with various tax cash benefits to ease the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, and net operating loss carryback periods. The Company has determined the tax implications of the CARES Act will not be material. In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures that could impact our tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures globally.
Due to uncertainty as to the realization of benefits from the Company's domestic and certain international deferred tax assets, including net operating loss carryforwards and research and development tax credits, the Company has a partial valuation allowance reserved against such assets. The Company intends to continue to maintain a partial valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some additional portion of these allowances.
Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. The 2017 U.S. Income Tax Return for Telaria, Inc. was under examination by the IRS, which was closed during the period ended June 30, 2021 with no change to tax as reported. For the Netherlands and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2018 forward are open for examination, for Singapore 2017 and forward are open for examination, for Australia, Brazil, Canada, Germany, Italy, New Zealand, and Malaysia 2016 and forward are open for examination, and for Japan 2014 and forward remain open for examination.
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
There was no material change to the Company's unrecognized tax benefits in the six months ended June 30, 2021 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
For the three months ended June 30, 2021 and 2020, the Company recognized $7.0 million and $3.8 million, respectively, and $10.8 million and $5.9 million during the six months ended June 30, 2021 and 2020, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three months ended June 30, 2021 and 2020, the Company recognized $0.3 million and $0.3 million, respectively, and $0.6 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively, of lease expense related to short-term leases, and $8.2 million and $6.0 million during the three months ended June 30, 2021 and 2020, respectively, and $14.7 million and $8.4 million during the six months ended June 30, 2021 and 2020, respectively, of variable and cloud-based services related to data centers that are not included in the ROU asset or lease liability balances. In addition, as part of restructuring activities associated with the SpotX Acquisition, during the three and six months ended June 30, 2021, the Company recognized $2.5 million of lease related loss contracts.
The Company also received rental income of $1.1 million and $1.3 million for real estate leases for which it subleases the property to third parties during the three months ended June 30, 2021 and 2020, respectively and $2.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, a weighted average discount rate of 4.81% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 5.11 years as of June 30, 2021.

The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of June 30, 2021 (in thousands):

Fiscal Year
Remaining 2021	$9,441
2022	15,657
2023	11,997
2024	9,780
2025	4,042
Thereafter	11,403
Total lease payments (undiscounted)	62,320
Less: imputed interest	(7,296)
Lease liabilities—total (discounted)	$55,024

In addition to the lease liabilities included in these condensed consolidated financial statements at June 30, 2021, during the three months ended December 31, 2020, the Company entered into an agreement for an office lease in Los Angeles, which has not commenced as of June 30, 2021; therefore, it is not included in the lease liability on the balance sheet as of June 30, 2021. The Company has future commitments totaling $23.2 million over the course of 10 years for the office lease.

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of June 30, 2021 and December 31, 2020, the Company had $4.9 million and $6.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2021. However, based on management’s knowledge as of June 30, 2021, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—SVB Loan Agreement
On September 25, 2020, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"), which was scheduled to expire on September 26, 2020. The Loan Agreement provides a senior secured revolving credit facility of up to the lesser of $60.0 million and 85% of eligible accounts receivable, with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million. On April 30, 2021, the Company entered into the Credit Agreement, as defined in Note 15. In connection with entering into the Credit Agreement, the Loan Agreement with SVB was terminated on April 30, 2021. As of April 30, 2021, there were no amounts outstanding under the Loan Agreement.

Note 14—Convertible Senior Notes and Capped Call Transactions
In March 2021, the Company issued $400.0 million aggregate principal amount of 0.25% convertible senior notes in a private placement, including $50.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the ("Convertible Notes")). The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed or converted. The total net proceeds from the offering, after deducting debt issuance costs, paid by the Company, were approximately $388.6 million. The Company used approximately $39.0 million of the net proceeds from the offering to pay for the Capped Call Transactions (as described below).
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
If a fundamental change occurs, then each noteholder will have the right to require the Company to repurchase its notes (or any portion thereof in an authorized denomination) for cash on a date (the "fundamental change repurchase date") of the Company’s choosing, which must be a business day that is no more than 45, nor less than 20, business days after the date Magnite distributes the related fundamental change notice.
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
The following table summarizes the Convertible Notes at June 30, 2021:

June 30, 2021
(in thousands)
Convertible Notes	$400,000
Unamortized debt issuance costs	(10,787)
Debt, non-current, net of debt issuance costs	$389,213

The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Notes are presented net of issuance costs on the Company's condensed consolidated balance sheet. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Notes and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Convertible Notes for the three and six months ended June 30, 2021:

	June 30, 2021
	Three Months Ended	Six Months Ended
	(in thousands)
Contractual interest expense	$250	$286
Amortization of debt issuance costs	572	653
Total interest expense	$822	$939
Effective interest rate		0.82%
Amortization expense for the Company's debt issuance costs for the remainder of 2021 and for fiscal years 2022 through 2026 is as follows:

Fiscal Year	Debt Issuance Costs
Remaining 2021	$1,144
2022	2,288
2023	2,288
2024	2,288
2025	2,288
2026	491
Total	$10,787

Note 15—Credit Facility
On April 30, 2021, the Company entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative agent and collateral agent, and other lender parties thereto. The Credit Agreement provides for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"). As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes. Loans, if any, under the Revolving Credit Facility are expected to be used for general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement.
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
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on a calculation of cumulative free cash flow generated by the company as defined within the terms of the Agreement.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit

Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At June 30, 2021, amounts available under the Revolving Credit Facility were $60.1 million, net of letters of credit outstanding in the amount of $4.9 million.
The following table summarizes the Term Loan B Facility at June 30, 2021:

(in thousands)
Term Loan B Facility	$360,000
Unamortized debt discounts	(10,534)
Unamortized debt issuance costs	(16,438)
Debt, net of debt issuance costs	$333,028

The Company incurred debt issuance costs of $27.7 million in April 2021, of which $10.8 million were associated with debt discount netted against the proceeds and $16.9 million were associated with other deferred financing costs associated with the Term Loan B Facility. Debt outstanding under the Term Loan B Facility are presented net of issuance costs on the Company's condensed consolidated balance sheet. The debt issuance costs are amortized on an effective interest basis over the term of the Term Loan B Facility and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Term Loan B Facility for the three and six months ended June 30, 2021:

	June 30, 2021
	Three Months Ended	Six Months Ended
	(in thousands)
Contractual interest expense	$3,508	$3,508
Amortization of debt discount	266	266
Amortization of debt issuance costs	415	415
Total interest expense	$4,189	$4,189
Effective interest rate		6.98%

Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for the remainder of 2021 and for fiscal years 2022 through 2028 is as follows:

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2021	$796	$1,242
2022	1,580	2,466
2023	1,564	2,441
2024	1,548	2,416
2025	1,532	2,391
Thereafter	3,514	5,482
Total	$10,534	$16,438

Note 16—Subsequent Events
On July 1, 2021, the Company completed the acquisition of ServeMotion, Inc., a Delaware corporation (including its wholly owned subsidiary, SpringServe, LLC, "SpringServe"), through the Company's wholly-owned subsidiary, SpotX, pursuant to a definitive agreement entered into on July 1, 2021. As a result of the acquisition of SpringServe, SpringServe has become a wholly-owned subsidiary of SpotX, and a wholly-owned indirect subsidiary of the Company. The purchase price was approximately $31.0 million in cash (net of a prior $2 million investment and subject to adjustments), pursuant to a previously negotiated option agreement that the Company secured as part of the SpotX Acquisition. In 2020, SpotX made a minority investment in SpringServe in conjunction with a strategic partnership agreement between the two companies. The Company is currently evaluating the allocation of the purchase price to the acquired assets and assumed liabilities. It is not practicable to disclose the preliminary purchase price allocation or the unaudited combined financial information given the short period of time between the acquisition and the issuance of these unaudited interim condensed consolidated financial statements.
On July 1, 2021, the Company granted 1,267,892 restricted stock units and 13,594 stock options to the Company's employees. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. Of the RSUs granted, 1,068,782 will vest over four years from issuance with 25% after one year, and the remainder vesting quarterly thereafter, and 199,110 will vest 50% on July 1, 2022 and 50% July 1, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition") or SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition") or the anticipated benefits thereof; statements concerning potential synergies from the SpotX Acquisition or SpringServe Acquisition; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance; anticipated benefits or effects related to our completed merger with Telaria, Inc. in April 2020 ("Telaria" and such merger the "Telaria Merger"); key strategic objectives; industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to CTV; introduction of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; benefits from supply path optimization; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business face include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the Telaria Merger, SpotX Acquisition, and SpringServe Acquisition;
•our ability to comply with the terms of our financing arrangements;
•restrictions in our Credit Agreement may limit our ability to make strategic investments, respond to changing market conditions, or otherwise operate our business, which may place us at a disadvantage compared to competitors;
•increases in our debt leverage may put us at greater risk of defaulting on our debt obligations, subject us to additional operating restrictions and make it more difficult to obtain future financing on favorable terms;
•sales of our common stock by the former owner of SpotX, including pursuant to a registered offering, may have an adverse effect on the price of our common stock;
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
•uncertainty of our estimates and expectations associated with new offerings, including the CTV ad server product that we recently acquired in the SpringServe Acquisition;
•lack of adoption and market acceptance of our Demand Manager solution;
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
•the growing percentage of digital advertising spend captured by closed “walled gardens” (such as Google, Facebook, Comcast, and Amazon);
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
•the possibility of adjustments to the purchase price allocation and valuation relating to the SpotX Acquisition;
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
On April 1, 2020, we completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading provider of connected television ("CTV") technology, and on April 30, 2021, we completed the acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping CTV and video advertising globally for a purchase price of approximately $1.2 billion, consisting of $640.0 million in cash, 12,374,315 shares of Magnite’s common stock with a fair value of $495.6 million (based on the fair value of the Company's common stock on April 30, 2021), and estimated working capital adjustments. Following the Telaria Merger and SpotX Acquisition, we believe that we are the world’s largest independent omni-channel sell-side advertising platform, offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
Our platform features applications and services for sellers of digital advertising inventory, or publishers, that own and operate CTV channels, applications, websites and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, ("DSPs"), to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. Our clients include many of the world’s leading buyers and sellers of digital advertising inventory. Our platform processes trillions of ad requests per month allowing buyers access to a global, scaled, independent alternative to "walled gardens," who both own and sell inventory and maintain control on the demand side.
We provide a full suite of tools for sellers to control their advertising business and protect the consumer viewing experience. These tools are particularly important to CTV sellers who need to ensure a TV-like viewing and advertising experience for consumers. For instance, our "ad-pod" feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break. In addition, we offer audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
On July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for CTV. SpringServe's ad serving technology manages multiple aspects of video advertising, including for CTV publishers, across both their programmatic and direct-sold inventory, including forecasting, routing, customized ad experiences, and advanced podding logic. The integration of SpringServe’s ad serving technology with our existing programmatic SSP capabilities provides CTV publishers a holistic yield management solution that dynamically allocates between direct-sold and programmatic inventory to drive value.
Buyers leverage our platform to manage their advertising spend and reach their target audiences on brand-safe premium inventory, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers. We believe that our scale, platform features, and omni-channel offering makes us an essential partner for buyers.
The Company is headquartered in Los Angeles, California and New York, New York. We operate our business on a worldwide basis, with an established operating presence in North America, Australia and Europe, and a developing presence in Asia and South America. Our non-U.S. subsidiaries and operations perform primarily sales, marketing, and service functions.
Our global workforce has maintained a work from home policy since March, 2020. We continue to monitor best practices and guidance for a potential return to office. We plan to return to our offices in the latter half of 2021 and will approach our return with caution to prioritize the safety and health of our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, to the extent we have extended work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term.
How We Generate Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. We also generate revenue from the fee we charge clients for use of our Demand Manager product and SpringServe ad server product, which we acquired on July 1, 2021. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold.
Digital advertising inventory is created when consumers access sellers' content. Sellers provide digital advertising inventory to our SSP platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer. The price that buyers pay for each thousand paid impressions purchased is measured in units referred to as CPM, or cost per thousand, and the total volume of spending between buyers and sellers on our platform is referred to as advertising spend.
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
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. As the number of CTV channels continues to proliferate, we believe that ad-supported models or hybrid models that rely on a combination of subscription fees and advertising revenue will continue to gain traction. In turn, we believe brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Furthermore, as the CTV market continues to mature, we believe that a greater percentage of CTV advertising inventory will be sold programmatically, similar to trends that occurred in desktop and mobile. As such, we expect CTV to be a significant driver of our revenue growth for the foreseeable future. We expect the recently completed acquisitions of SpotX and SpringServe to further fuel this growth.
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
Supply Path Optimization
Supply Path Optimization ("SPO") refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. SPO is important to buyers because it can increase the proportion of their advertising ultimately spent on working media, with the goal of increasing return on their advertising spend, and can help them gain efficiencies by reducing the number of vendors with which they work in a complex ecosystem. We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, including CTV, buyer tools, such as traffic shaping that reduce the cost of working with us, and our brand safety measures.
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
In addition to the GDPR, a number of new privacy regulations will or have already come into effect. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This law imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new law, titled the California Privacy Rights Act ("CPRA") passed as a ballot initiative in California and will impose additional notice and opt out obligations on the digital advertising space. This law, which will take effect in January 2023, will cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
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
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") in particular in CTV and online video. As a result of the transaction, we expect CTV to represent a higher percentage of our overall revenue, and because CTV is largely transacted through PMPs, we also expect to see an increase in the percentage of PMP transactions transacted on our platform. The acquisition will result in an increase in related operating expenses, primarily associated with costs for personnel, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We expect some of those increases to be offset by cost saving activities that began in the second quarter of 2021 and continue to be in process. We are targeting in excess of $35 million in run-rate operating cost synergies, over a two year period. As of June 30, 2021, we have achieved more than half of our cost synergy target on a run-rate basis.

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
During the first half of 2021 revenue from a number of advertising categories returned to pre-COVID spending levels, while certain categories including travel, auto, and entertainment remain below pre-COVID spending levels.
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
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager product and SpringServe ad server product, which we acquired on July 1, 2021. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Certain revenue streams acquired in the SpotX Acquisition are reported on a gross basis; as a result, following the SpotX Acquisition the percentage of our revenue reported on a gross basis has increased. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the three months ended June 30, 2021, which included two months of results from the SpotX Acquisition, our revenue reported on a gross basis increased to 18% of total revenue. As revenue streams acquired in the SpotX Acquisition continue to increase, the percentage of revenue reported on a gross basis may continue to increase in future periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue consists primarily of data center costs, bandwidth costs, ad protection costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, facilities-related costs, and cloud computing costs. In addition, for revenue booked on a gross basis, cost of revenue includes TAC. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with client relationships, backlog, and non-compete agreements from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales organization focuses on increasing the adoption of our solution by existing and new buyers and sellers. We amortize acquired intangibles associated with client relationships and backlog from our business acquisitions over their estimated useful lives.
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
Other (Income) Expense
Interest (Income) Expense, Net. Interest income consists of interest earned on our cash equivalents. Interest expense consists of interest expense associated with our convertible notes ("Convertible Notes") and credit facility ("Term Loan B Facility"), and their related amortization of debt issuance costs and debt discount.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
	(in thousands)			(in thousands)
Revenue	$114,541	$42,348	170%	$175,256	$78,643	123%
Expenses (1)(2):
Cost of revenue	50,526	21,545	135%	71,282	35,548	101%
Sales and marketing	43,273	20,029	116%	65,862	31,298	110%
Technology and development	18,111	13,063	39%	32,377	23,756	36%
General and administrative	16,980	15,780	8%	31,138	24,907	25%
Merger, acquisition, and restructuring costs	32,632	12,493	161%	35,354	14,423	145%
Total expenses	161,522	82,910	95%	236,013	129,932	82%
Loss from operations	(46,981)	(40,562)	(16)%	(60,757)	(51,289)	(18)%
Other (income) expense, net	3,906	(1,722)	(327)%	2,841	(2,573)	(210)%
Loss before income taxes	(50,887)	(38,840)	(31)%	(63,598)	(48,716)	(31)%
Provision (benefit) for income taxes	(87,695)	288	(30,550)%	(87,529)	87	(100,708)%
Net income (loss)	$36,808	$(39,128)	194%	$23,931	$(48,803)	149%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Cost of revenue	$167	$189	$252	$290
Sales and marketing	3,382	2,534	5,843	3,619
Technology and development	2,541	2,225	4,367	3,408
General and administrative	2,968	3,743	5,212	5,431
Merger, acquisition, and restructuring costs	646	1,200	1,023	1,200
Total stock-based compensation expense	$9,704	$9,891	$16,697	$13,948

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Cost of revenue	$19,104	$9,817	$27,344	$16,828
Sales and marketing	16,484	4,365	20,468	4,645
Technology and development	165	97	278	197
General and administrative	144	278	292	411
Total depreciation and amortization expense	$35,897	$14,557	$48,382	$22,081

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	100%	100%	100%	100%
Cost of revenue	44	51	41	45
Sales and marketing	38	47	38	40
Technology and development	16	31	17	30
General and administrative	15	37	18	32
Merger, acquisition, and restructuring costs	28	30	20	18
Total expenses	141	196	134	165
Loss from operations	(41)	(96)	(34)	(65)
Other (income) expense, net	4	(5)	1	(3)
Loss before income taxes	(45)	(91)	(35)	(62)
Provision (benefit) for income taxes	(77)	1	(50)	—
Net income (loss)	32%	(92)%	15%	(62)%
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
    Revenue
Revenue increased $72.2 million, or 170%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Our revenue growth was driven by increases in our core business as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021. On a pro forma basis, including SpotX revenue for the three months ended June 30, 2020 and April 2021, revenue increased 86% for the three months ended June 30, 2021 compared to the prior period, primarily due to the growth in all channels, mainly driven by CTV and mobile, and a rebound from impacts of the COVID-19 pandemic.
Revenue increased $96.6 million, or 123%, for the six months ended June 30, 2021 compared to the prior year period, for the same reasons above plus incremental contributions from the Telaria Merger, which was completed on April 1, 2020. On a pro forma basis, including revenue for SpotX and Telaria during the relevant pre-acquisition period, revenue increased 59%, for the six months ended June 30, 2021 compared to the prior year period.
We expect our revenue will substantially increase through the remainder of 2021 as a result of the SpotX Acquisition and from continued growth in other areas of our business, in particular CTV. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform; and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. For instance, an increase in PMP transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased advertising spend, because PMP transactions can carry lower take rates than OMP transactions. We believe that contributions to revenue from PMPs, in particular with respect to CTV which is largely transacted through PMPs, will continue to grow as a percentage of our total revenue. In general, we expect this shift will result in an overall increase in advertising spend through our platform and in revenue due to both an increase in volume and average CPM which will be partially offset by a decrease in our average take rate.
Cost of Revenue
Cost of revenue increased $29.0 million, or 135%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to costs associated with our revenue growth, and an increase in traffic acquisition cost driven by the increase in revenue reported on a gross basis as a result of the SpotX Acquisition. Cost of revenue increased by $13.8 million in traffic acquisition costs associated with revenue recognized on a gross basis, $9.3 million in depreciation and amortization, and $4.1 million in data and bandwidth expenses during the three months ended June 30, 2021 compared to the same period in the prior year.
For the six months ended June 30, 2021, cost of revenue increased $35.7 million, or 101%, compared to the prior year period primarily due to the SpotX Acquisition. Cost of revenue increased by $14.7 million in traffic acquisition costs associated with revenue recognized on a gross basis, $10.5 million in depreciation and amortization, and $8.5 million in data and bandwidth expenses during the six months ended June 30, 2021 compared to the same period in the prior year.

Our cost of revenue will continue to increase in future periods as a result of the SpotX Acquisition. In addition, excluding the impact of the SpotX Acquisition, we expect our cost of revenue to be higher through the remainder of 2021 in absolute dollars due primarily to the increase in expenses due to a full year of amortization of intangible assets resulting from the Telaria Merger and higher cloud service costs to support the growth of our business.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses increased $23.2 million, or 116%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the SpotX Acquisition and associated increases in headcount and the amortization of acquired intangibles and other assets. Sales and marketing expenses increased by $12.1 million related to depreciation and amortization associated with the SpotX Acquisition and by $9.7 million related to personnel expenses.
For the six months ended June 30, 2021, sales and marketing expenses increased $34.6 million, or 110%, compared to the prior year period for the same reasons above. Sales and marketing expenses increased by $17.4 million related to personnel expenses and by $15.8 million related to depreciation and amortization associated with the SpotX Acquisition and the Telaria Merger.
We expect sales and marketing expenses will continue to increase through the remainder of 2021 in absolute dollars primarily due to the SpotX Acquisition, increase in expenses due to a full year of additional headcount costs and amortization of acquired intangible assets as a result of the Telaria Merger and the SpotX Acquisition, increased costs due to marketing events and travel and entertainment expenses post COVID-19, and a return to office work environment, partially offset by reductions associated with cost synergies.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $5.0 million, or 39%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to an increase of $4.6 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
For the six months ended June 30, 2021, technology and development expenses increased $8.6 million, or 36%, compared to the prior year period, due to an increase of $8.4 million in personnel costs primarily for the same reasons above.
We expect technology and development expenses to increase through the remainder of 2021 in absolute dollars, primarily due to the SpotX Acquisition, increase in expenses assuming a return to office work environment later in the year, partially offset by reductions associated with cost synergies.
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
General and Administrative
General and administrative expenses increased by $1.2 million, or 8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases of $0.7 million in professional services and $0.5 million in personnel expenses, primarily associated with the SpotX Acquisition, offset by other cost savings.
For the six months ended June 30, 2021, general and administrative expenses increased $6.2 million, or 25%, compared to the prior year period, primarily due to increases of $3.0 million in personnel expenses and $1.7 million in professional services for the same reasons above.
We expect general and administrative expenses will continue to increase through the remainder of 2021 in absolute dollars primarily due to the SpotX Acquisition and increase in expenses assuming a return to office work environment later in the year, partially offset by reductions associated with cost synergies.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.

Merger, Acquisition, and Restructuring Costs

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Professional Services (investment banking advisory, legal and other professional services)	$24,741	$6,754	$26,967	$8,581
Personnel related (severance and one-time termination benefit costs)	4,745	4,539	4,864	4,642
Non-cash stock-based compensation (double-trigger acceleration and severance)	646	1,200	1,023	1,200
Loss contracts (lease related)	2,500	—	2,500	—
Total merger, acquisition, and restructuring costs	$32,632	$12,493	$35,354	$14,423
Merger, acquisition, and restructuring costs increased by $20.1 million, or 161%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Costs incurred during the three months ended June 30, 2021 of $32.6 million were primarily due to the SpotX Acquisition, which was completed on April 30, 2021, which costs included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, non-cash stock-based compensation expense associated with equity accelerations due to severance benefits, and facility closure costs associated with office space restructuring activities. Costs incurred during the three months ended June 30, 2020 of $12.5 million were primarily due to the Telaria Merger, which was completed on April 1, 2020, which costs included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, and non-cash stock-based compensation expense associated with double-trigger accelerations.
Merger, acquisition, and restructuring costs increased by $20.9 million, or 145%, for the six months ended June 30, 2021 compared to the prior year period for the same reasons above.
We expect to continue to incur merger, acquisition, and restructuring costs through the remainder of 2021 as a result of the close of the SpotX Acquisition and related restructuring activities.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Interest (income) expense, net	$5,172	$2	$5,315	$(142)
Other income	(1,139)	(1,284)	(2,362)	(1,293)
Foreign exchange gain, net	(127)	(440)	(112)	(1,138)
Total other (income) expense, net	$3,906	$(1,722)	$2,841	$(2,573)
Interest (income) expense, net increased by $5.2 million and $5.5 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, mainly due to interest expense associated with the Convertible Notes (defined below), which the Company entered into during March 2021, and interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021, and amortization of debt issuance cost associated with the both the Convertible Notes and Term Loan B Facility.
We expect interest expense to increase in 2021 compared to 2020 significantly as a result of increases in cash-based interest expenses and non-cash based amortization of debt issuance costs associated with our Convertible Notes and Term Loan B Facility.
Foreign exchange gain, net is impacted by movements in exchange rates and the amount of foreign currency-denominated receivables and payables, which are impacted by our billings to buyers and payments to sellers. During the three and six months ended June 30, 2021, the net foreign exchange loss was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and the Euro relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes

    We recorded an income tax benefit of $87.7 million and expense of $0.3 million for the three months ended June 30, 2021 and 2020, respectively and an income tax benefit of $87.5 million and expense of $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The tax benefit for the three and six months ended June 30, 2021 is primarily the result of the partial release of the domestic valuation allowance of $56.2 million related to the SpotX Acquisition, as well as the income tax benefit of a portion of our current year projected loss. The net deferred tax liabilities recorded in connection with the acquisition provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets, and, as a result, we released a portion of our domestic valuation allowance and recognized current benefit for a portion of our projected losses. We continue to maintain a partial valuation allowance for our domestic deferred tax assets.

Key Operating and Financial Performance Metrics
In addition to our GAAP results, we review non-GAAP financial measures, including Revenue ex-TAC and Adjusted EBITDA, to help us evaluate our business on a consistent basis, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. Our non-GAAP financial measures are discussed below. Revenue and net income (loss) are discussed under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Change Favorable/ (Unfavorable)	June 30, 2021	June 30, 2020	Change Favorable/ (Unfavorable)
Revenue	$114,541	$42,348	170%	$175,256	$78,643	123%
Revenue ex-TAC	100,432	42,050	139%	160,292	78,345	105%
Net income (loss)	36,808	(39,128)	194%	23,931	(48,803)	149%
Adjusted EBITDA	31,793	(3,486)	1,012%	41,155	(695)	6,022%
Revenue ex-TAC:
Revenue ex-TAC is revenue excluding traffic acquisition cost ("TAC"). Traffic acquisition cost, a component of Cost of revenue, represents what we must pay sellers for the sale of advertising inventory through our platform for revenue reported on a gross basis. In calculating Revenue ex-TAC, we add back the cost of revenue, excluding TAC, to gross profit, the most comparable GAAP measurement. Revenue ex-TAC is a non-GAAP financial measure. We believe Revenue ex-TAC is a useful measure in assessing the performance of Magnite as a combined company following the SpotX Acquisition and facilitates a consistent comparison against our core business without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
Our use of Revenue ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have similar business arrangements, may define Revenue ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to GAAP-based financial performance measures, including revenue, net income (loss) and cash flows.
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Change %	June 30, 2021	June 30, 2020	Change %
Revenue	$114,541	$42,348	170%	$175,256	$78,643	123%
Less: Cost of revenue	50,526	21,545	135%	71,282	35,548	101%
Gross Profit	64,015	20,803	208%	103,974	43,095	141%
Add back: Cost of revenue, excluding TAC	36,417	21,247	71%	56,318	35,250	60%
Revenue ex-TAC	$100,432	$42,050	139%	$160,292	$78,345	105%

Sellers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop, and each of these channels will continue to represent a meaningful portion of our revenue in future periods. We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Revenue ex-TAC by channel.

	Revenue ex-TAC
	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Change %	June 30, 2021	June 30, 2020	Change %

Channel:
CTV	$34,264	$7,919	333%	$46,240	$7,919	484%
Desktop	27,377	14,973	83%	47,374	30,268	57%
Mobile	38,791	19,158	102%	66,678	40,158	66%
Total	$100,432	$42,050	139%	$160,292	$78,345	105%

Revenue ex-TAC increased $58.4 million, or 139%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in Revenue ex-TAC is due to increases across all channels, a rebound from COVID-19 advertising lows, and includes increases associated with the SpotX Acquisition, which was completed on April 30 2021.
Revenue ex-TAC increased $81.9 million, or 105%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in Revenue ex-TAC is attributable to the same reasons above.
We expect Revenue ex-TAC to increase through the remainder of 2021 as compared to the same period in the prior year. We believe that CTV will be our biggest growth driver in future periods and with the recently completed SpotX Acquisition, we expect CTV Revenue ex-TAC to represent a significantly higher percentage of our overall Revenue ex-TAC.
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
Lower industry growth rates in desktop will make growing desktop Revenue ex-TAC more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through SPO and expansion of publisher relationships. We expect our desktop business to decline as an overall percentage of our revenue in future periods. However, we expect that it will continue to represent a significant part of our Revenue ex-TAC in the near term. Therefore, the mix of our desktop business will continue to dampen our overall growth rate.
Adjusted EBITDA:

We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, impairment charges, interest income or expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, non-operational real estate expense (income), net, and provision (benefit) for income taxes. We also track future expenses on an Adjusted EBITDA basis, and describe them as Adjusted EBITDA operating expenses, which includes total operating expenses. Total operating expenses include cost of revenue. We adjust Adjusted EBITDA operating expenses for the same expense items excluded in Adjusted EBITDA. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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
•Adjusted EBITDA does not reflect non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets, merger related severance costs, and changes in the fair value of contingent consideration.
•Adjusted EBITDA does not reflect cash and non-cash charges and changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses and expenses associated with earn-out amounts.
•Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, non-operational real estate expenses or income, or contractual commitments.
•Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense.
•Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Our Adjusted EBITDA is influenced by fluctuations in our revenue, cost of revenue, and the timing and amounts of the cost of our operations. Adjusted EBITDA should not be considered as an alternative to net income (loss), income (loss) from operations, or any other measure of financial performance calculated and presented in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net (income) loss	$36,808	$(39,128)	$23,931	$(48,803)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	6,359	6,535	11,253	12,999
Amortization of acquired intangibles	29,538	8,022	37,129	9,082
Stock-based compensation expense	9,704	9,891	16,697	13,948
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	31,986	11,295	34,331	13,223
Non-operational real estate expense (income), net	48	40	140	40
Interest expense (income), net	5,172	2	5,315	(142)
Foreign exchange (gain) loss, net	(127)	(440)	(112)	(1,138)
Other non-operating (income) expense, net	—	9	—	9
Provision (benefit) for income taxes	(87,695)	288	(87,529)	87
Adjusted EBITDA	$31,793	$(3,486)	$41,155	$(695)

Adjusted EBITDA increased by $35.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increase in revenue from both organic growth and the SpotX Acquisition, which are discussed in section "Comparison of the Three and Six Months Ended June 30, 2021 and 2020," and improved operating leverage from our increased scale and related cost synergies.
Adjusted EBITDA increased by $41.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, for the same reasons above.
We expect Adjusted EBITDA to continue to increase as a result of continued growth in revenue and the realization of additional cost synergies.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, cash generated from the offering of our Convertible Notes and our Term Loan B Facility, and our Revolving Credit Facility (each defined below). On April 30, 2021, we entered into a Term Loan B Facility and Revolving Credit Facility, which replaced our SVB Loan Agreement (defined below). On April 30, 2021, we completed the SpotX Acquisition, which included cash consideration of $640.0 million. As of June 30, 2021, we had cash and cash equivalents of $193.0 million, of which $34.6 million was held in foreign currency cash accounts.
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
Through April 30, 2021, we were party to an amended and restated loan and security agreement with SVB (the "SVB Loan Agreement"), which provided for a senior secured revolving credit facility of up to $60.0 million with a maturity date of September 25, 2022. The Loan Agreement included a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million. The SVB Loan Agreement was terminated on April 30, 2021 in conjunction with the Company entering into the Credit Agreement (defined below).
In March 2021, we sold convertible senior notes ("Convertible Notes") for gross proceeds of $400 million. The Convertible Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At June 30, 2021, the balance of the Convertible Debt was $389.2 million, net of unamortized debt issuance costs of $10.8 million. Accrued interest at June 30, 2021 was $0.3 million.
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
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"). As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes.
On June 28, 2021, we entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver") to $65.0 million total, and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. At June 30, 2021, amounts available under the Revolving Credit Facility were $60.1 million, net of letters of credit outstanding in the amount of $4.9 million.
We believe our existing cash and cash equivalents, investment balances, cash generated from operating activities, and available borrowings under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future. For example, we typically collect from buyers in advance of payments to sellers, and our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased even if we are unable to collect from buyers. To date, these actions have not had a material negative impact on our cash flow or liquidity. The future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and the factors and those set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Cash flows provided by (used in) operating activities	$27,411	$(21,496)
Cash flows (used in) provided by investing activities	(640,091)	46,457
Cash flows provided by (used in) financing activities	688,281	(4,842)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(109)	(265)
Change in cash, cash equivalents and restricted cash	$75,492	$19,854
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
For the six months ended June 30, 2021, net cash provided by operating activities was $27.4 million compared to net cash used in operating activities of $21.5 million for the six months ended June 30, 2020. Our operating activities included our net income of $23.9 million and net loss of $48.8 million for the six months ended June 30, 2021 and 2020, respectively, which were offset by non-cash adjustments of $19.5 million and $33.9 million, respectively. In the six months ended June 30, 2021, cash provided by operating activities was increased by a net decrease in our working capital of $23.0 million. Net cash used in operating activities for the six months ended June 30, 2020 was increased by a net increase in our working capital of $6.6 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the six months ended June 30, 2021 and 2020, our investing activities used net cash of $640.1 million and provided net cash of $46.5 million, respectively. During the six months ended June 30, 2021 and 2020, we used cash for purchases of property and equipment of $10.9 million and $3.4 million, respectively, and used cash for investments in our internally developed software of $5.2 million and $4.7 million, respectively. During the six months ended June 30, 2021, we used net cash of $624.0 million to acquire SpotX. During the six months ended June 30, 2020, we acquired $54.6 million cash in the Telaria Merger.

We believe that cash flows used in our investing activities will continue to increase as a result of investments associated with supporting our overall growth, primarily property and equipment, and internally developed software. Subsequent to June 30, 2021, we completed the acquisition of SpringServe, LLC, "SpringServe", pursuant to a definitive agreement entered into on July 1, 2021 for $31.0 million in cash (net of a prior $2 million investment and subject to adjustments).
    Financing Activities
Our financing activities consisted of our Convertible Notes offering, amounts borrowed against our Term Loan B Facility, and transactions related to our equity plans.
For the six months ended June 30, 2021 and 2020, we received net cash of $688.3 million and we used net cash of $4.8 million, respectively, for financing activities. Cash inflows from financing activities for the six months ended June 30, 2021 included an increase of $400.0 million in net proceeds from our Convertible Notes offering, $349.2 million in net proceeds from our Term Loan B Facility, cash proceeds from stock options exercised of $7.3 million and $1.2 million cash proceeds from issuance of common stock from the employee stock purchase plan. These increases for the six months ended June 30, 2021 were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Notes offering and debt issuance cost payments of $30.4 million. Cash outflows from financing activities for the six months ended June 30, 2020 included payments of $7.8 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2021 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
As of June 30, 2021, our principal commitments consist of obligations under our Convertible Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, and operating lease agreements including data centers and cloud managed services that expire at various times through 2030. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
During the three and six months ended June 30, 2021, we received rental income from subleases totaling $1.1 million and $2.4 million, respectively, and an $1.3 million and $1.3 million amount during the three and six months ended June 30, 2020, respectively.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at June 30, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of June 30, 2021	$9,441	$15,657	$11,997	$9,780	$4,042	$11,403	$62,320
Obligations for leases not included in Lease liabilities as of June 30, 2021	—	2,200	2,277	2,357	2,440	13,943	$23,217
Convertible Notes	—	—	—	—	—	400,000	$400,000
Interest, Convertible Notes	500	1,000	1,000	1,000	1,000	208	$4,708
Term Loan B (1)	1,800	3,600	3,600	3,600	3,600	343,800	$360,000
Interest, Term Loan B (2)	10,567	20,803	20,593	20,440	20,174	46,219	$138,796
Operating sublease income	(1,664)	(3,328)	(3,201)	(3,042)	(253)	—	$(11,488)
Other non-cancelable obligations	4,468	4,840	1,474	87	—	—	$10,869
Total	$25,112	$44,772	$37,740	$34,222	$31,003	$815,573	$988,422
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that will be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 5.75%, which was the rate used as of June 30, 2021 for the associated Credit Agreement.

Obligations for leases not included in the lease liabilities as of June 30, 2021 include a commitments under an agreement for an office lease in Los Angeles which has not commenced as of June 30, 2021.
Payments associated with our Convertible Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business that extend beyond a year.
There was no material change to the Company's unrecognized tax benefits in the three months ended June 30, 2021 and we do not expect to have any material changes to unrecognized tax benefits through December 31, 2021.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2021.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash, money market funds, and commercial paper, with original maturities of three months or less. Our investments consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes, however, interest income earned will vary as interest rates change.

We do not have economic interest rate expense exposure on our Convertible Notes due to their fixed interest rate nature. The amount paid upon redemption is not based on changes in any index or changing market rates. It is fixed at 100% of the principal amount of the Convertible Notes plus unpaid interest.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives. Because the Company has debt under the Credit Agreement which has a floating rate of interest which resets periodically, it is exposed to potential changes in the underlying base interest rate on that debt each time the base interest rate resets. However, the fair value of Term Loan B loans will generally not change as the underlying interest rates change. As of June 30, 2021, the company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would, similar to loans under the Term Loan B Facility, have a floating underlying base rate of interest that would expose the Company to interest rate risk. Since the Convertible Notes bear a fixed rate coupon, the company is not exposed to interest rate risk on those notes, however, the Fair Value of those notes will change as market interest rates change. With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance or raise debt in the future, and the price of debt or terms on debt differ from terms present in the Company’s debt agreements.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2021, including intercompany balances, would result in a foreign currency loss of approximately $3.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
During the quarter ended June 30, 2021, we completed the SpotX Acquisition. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for more information. We are currently integrating SpotX into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the SpotX business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 may exclude SpotX to the extent that they are not yet integrated into our internal controls environment.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2021. However, based on our knowledge as of June 30, 2021, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 12—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2021. The following disclosures do not address all risks that may be important to you as a Magnite stockholder.
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
We may not be able to achieve anticipated benefits of the SpringServe Acquisition.
The success of the SpringServe Acquisition will depend, in part, on our ability to successfully integrate SpringServe with our business and realize the anticipated benefits, including innovation and technological opportunities in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of our solutions by, buyers and sellers of advertising inventory. The integration with our business presents specific challenges due to the fact that SpringServe operates an ad-server product, which we have not historically offered. Operating this business may require us to abide by different business rules with respect to data privacy and segmentation.

Sales of our common stock by the former owner of SpotX may have an adverse effect on the price of our common stock.
As part of the consideration for the SpotX Acquisition, we issued to the seller of SpotX 12,374,315 shares of our common stock. In accordance with the terms of a registration rights agreement entered into at the closing of the SpotX Acquisition, the holder of such shares has elected to require the Company to file a registration statement in order to register such shares for resale by such holder. Sales by the former owner of SpotX of its shares of our common stock, or the possibility of such sales, pursuant to an underwritten offering or otherwise, may have an adverse effect on the per share price of our common stock.

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

2.1
Amendment to Stock Purchase Agreement, dated as of April 30, 2021, by and among Magnite, Inc., RTL US Holding, Inc., and RTL Group S.A (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.1
Credit Agreement, dated as of April 30, 2021, by and among Magnite, Inc., Goldman Sachs Bank USA, as administrative and collateral agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.2
Registration Rights Agreement, dated as of April 30, 2021, by and between Magnite, Inc. and RTL US Holding, Inc (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.3
Incremental Assumption Agreement dated as of June 28, 2021, relating to the Credit Agreement dated as of April 30, 2021, among Magnite, Inc., each Issuing Bank, the Swingline Lender, the other Lenders party thereto and Goldman Sachs Bank USA, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2021).

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
Date August 5, 2021