Form 10-Q
period 2021-09-30
MAGNITE, INC.
filed 2021-11-03
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

1250 Broadway, 15th Floor
New York, New York 10001
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
(212) 243-2769
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2021
Common Stock, $0.00001 par value	131,812,867

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$188,182	$117,676
Accounts receivable, net	765,076	471,666
Prepaid expenses and other current assets	20,992	17,729
TOTAL CURRENT ASSETS	974,250	607,071
Property and equipment, net	32,759	23,681
Right-of-use lease asset	64,591	39,599
Internal use software development costs, net	19,130	16,160
Intangible assets, net	463,571	89,884
Other assets, non-current	6,062	4,440
Goodwill	972,747	158,125
TOTAL ASSETS	$2,533,110	$938,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$828,501	$509,315
Lease liabilities, current	15,033	9,813
Debt, current	3,600	—
Other current liabilities	11,773	3,070
TOTAL CURRENT LIABILITIES	858,907	522,198
Debt, non-current, net of debt issuance costs	719,333	—
Deferred tax liability, net	19,488	199
Lease liabilities, non-current	55,999	32,278
Other liabilities, non-current	2,618	2,672
TOTAL LIABILITIES	1,656,345	557,347
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2021 and December 31, 2020; 131,789 and 114,029 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	1,273,093	777,084
Accumulated other comprehensive loss	(1,426)	(957)
Accumulated deficit	(394,904)	(394,516)
TOTAL STOCKHOLDERS' EQUITY	876,765	381,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,533,110	$938,960

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$131,871	$60,982	$307,127	$139,625
Expenses:
Cost of revenue	63,541	21,031	134,823	56,579
Sales and marketing	52,260	21,761	118,122	53,059
Technology and development	21,059	13,562	53,436	37,318
General and administrative	16,535	13,314	47,673	38,221
Merger, acquisition, and restructuring costs	2,424	2,254	37,778	16,677
Total expenses	155,819	71,922	391,832	201,854
Loss from operations	(23,948)	(10,940)	(84,705)	(62,229)
Other (income) expense:
Interest (income) expense, net	7,280	30	12,595	(112)
Other income	(955)	(1,194)	(3,317)	(2,487)
Foreign exchange (gain) loss, net	(1,246)	293	(1,358)	(845)
Total other (income) expense, net	5,079	(871)	7,920	(3,444)
Loss before income taxes	(29,027)	(10,069)	(92,625)	(58,785)
Provision (benefit) for income taxes	(4,708)	446	(92,237)	533
Net loss	$(24,319)	$(10,515)	$(388)	$(59,318)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.10)	$—	$(0.65)
Weighted average shares used to compute net loss per share:
Basic and Diluted	131,501	110,416	124,325	91,371

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(24,319)	$(10,515)	$(388)	$(59,318)
Other comprehensive income (loss):
Foreign currency translation adjustments	(525)	18	(469)	(2,540)
Other comprehensive income (loss)	(525)	18	(469)	(2,540)
Comprehensive loss	$(24,844)	$(10,497)	$(857)	$(61,858)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	$111,936
Exercise of common stock options	27	—	23	—	—	23
Issuance of common stock related to RSU vesting	1,861	—	—	—	—	—
Shares withheld related to net share settlement	(716)	—	(7,485)	—	—	(7,485)
Stock-based compensation	—	—	4,218	—	—	4,218
Other comprehensive loss	—	—	—	(789)	—	(789)
Net loss	—	—	—	—	(9,675)	(9,675)
Balance at March 31, 2020	55,060	$1	$449,820	$(834)	$(350,759)	$98,228
Exercise of common stock options	746	—	2,276	—	—	2,276
Issuance of common stock related to employee stock purchase plan	159	—	693	—	—	693
Issuance of common stock related to RSU vesting	1,904	—	—	—	—	—
Shares withheld related to net share settlement	(107)	—	(349)	—	—	(349)
Issuance of common stock associated with the Merger	52,099	1	275,772	—	—	275,773
Exchange of stock options and RSU related to Merger	—	—	11,646	—	—	11,646
Stock-based compensation	—	—	10,101	—	—	10,101
Other comprehensive loss	—	—	—	(1,769)	—	(1,769)
Net loss	—	—	—	—	(39,128)	(39,128)
Balance at June 30, 2020	109,861	$2	$749,959	$(2,603)	$(389,887)	$357,471
Exercise of common stock options	563	—	1,569	—	—	1,569
Issuance of common stock related to RSU vesting	289	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(7)	—	—	(7)
Stock-based compensation	—	—	7,595	—	—	7,595
Other comprehensive loss	—	—	—	18	—	18
Net loss	—	—	—	—	(10,515)	(10,515)
Balance at September 30, 2020	110,712	$2	$759,116	$(2,585)	$(400,402)	$356,131

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)	$381,613
Exercise of common stock options	733	—	5,785	—	—	5,785
Issuance of common stock related to RSU vesting	1,351	—	—	—	—	—
Stock-based compensation	—	—	7,108	—	—	7,108
Capped call options	—	—	(38,960)	—	—	(38,960)
Other comprehensive loss	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	(12,877)	(12,877)
Balance at March 31, 2021	116,113	$2	$751,017	$(1,270)	$(407,393)	$342,356
Exercise of common stock options	384	—	1,480	—	—	1,480
Issuance of common stock related to employee stock purchase plan	121	—	1,154	—	—	1,154
Issuance of common stock related to RSU vesting	2,208	—	—	—	—	—
Issuance of common stock associated with the SpotX Acquisition	12,374	—	495,591	—	—	495,591
Stock-based compensation	—	—	9,928	—	—	9,928
Other comprehensive income	—	—	—	369	—	369
Net income	—	—	—	—	36,808	36,808
Balance at June 30, 2021	131,200	$2	$1,259,170	$(901)	$(370,585)	$887,686
Exercise of common stock options	275	—	1,482	—	—	1,482
Issuance of common stock related to RSU vesting	314	—	—	—	—	—
Stock-based compensation	—	—	12,441	—	—	12,441
Other comprehensive loss	—	—	—	(525)	—	(525)
Net loss	—	—	—	—	(24,319)	(24,319)
Balance at September 30, 2021	131,789	$2	$1,273,093	$(1,426)	$(394,904)	$876,765

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES:
Net loss	$(388)	$(59,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	97,084	36,157
Stock-based compensation	28,521	21,298
(Gain) loss on disposal of property and equipment	78	(17)
Provision for doubtful accounts	217	31
Amortization of debt issuance costs	3,223	—
Non-cash lease expense	1,825	(601)
Deferred income taxes	(91,540)	837
Unrealized foreign currency gain	(2,578)	(2,108)
Changes in operating assets and liabilities:
Accounts receivable	(92,131)	(46,145)
Prepaid expenses and other assets	(297)	(2,896)
Accounts payable and accrued expenses	113,795	23,464
Other liabilities	191	5,260
Net cash provided by (used in) operating activities	58,000	(24,038)
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,985)	(4,211)
Capitalized internal use software development costs	(8,525)	(6,894)
Cash (used in), net of cash acquired, in merger and acquisition activities	(653,060)	54,595
Net cash (used in) provided by investing activities	(675,570)	43,490
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	400,000	—
Proceeds from issuance of debt, net of debt discount	349,200	—
Payment for capped call options	(38,960)	—
Payment for debt issuance costs	(30,378)	—
Proceeds from exercise of stock options	8,747	3,868
Proceeds from issuance of common stock under employee stock purchase plan	1,154	693
Repayment of debt	(900)	—
Taxes paid related to net share settlement	—	(7,841)
Net cash provided by (used in) financing activities	688,863	(3,280)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(591)	41
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	70,702	16,213
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	117,731	88,888
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$188,433	$105,101

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$188,182	$103,797
Restricted cash included in other assets, non-current, and prepaid expenses and other current assets	251	1,304
Total cash, cash equivalents and restricted cash	$188,433	$105,101

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:	September 30, 2021	September 30, 2020
Cash paid for income taxes	$1,221	$829
Cash paid for interest	$7,671	$49
Capitalized assets financed by accounts payable and accrued expenses	$1,513	$2,388
Capitalized stock-based compensation	$956	$616
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$22,651	$2,036
Purchase consideration - indemnification claims holdback	1,409	$—
Common stock and options issued for mergers and acquisitions	495,591	$287,418
Debt discount, non-cash	$10,800	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations in April 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading sell side advertising platform and provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading CTV and video advertising platform. On July 1, 2021, the Company completed its acquisition of SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"), a leading ad serving platform for CTV. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2021, or for any future year.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the pandemic, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. During the nine months ended September 30, 2021, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2021, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
Recently Adopted Accounting Standards
On January 1, 2021, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU "2020-06") on a prospective basis, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments that require separating embedded conversion features from convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The adoption of this standard is included in the financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and September 30, 2020, respectively. Refer to Note 14—"Convertible Senior Notes" for additional information related to accounting for convertible debt issued during the nine months ended September 30, 2021.
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
In July 2021, the FASB issued Update No. 2021-05, Leases (Topic 842)—Lessors – Certain Leases with Variable Lease Payments ("ASU 2021-05"). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if specified criteria are met. This guidance will be effective on January 1, 2022, either retrospectively to leases that commenced or were modified on or after our adoption of ASU 2016-02 on January 1, 2019, or on a prospective basis, with early adoption permitted. The Company is currently assessing the impact of the new guidance on the Company's condensed consolidated financial statements.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.
Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except per share data)
Basic and Diluted Income (Loss) Per Share:
Net loss	$(24,319)	$(10,515)	$(388)	$(59,318)
Weighted-average common shares outstanding	131,501	110,416	124,325	91,371
Weighted-average common shares outstanding used to compute net loss per share	131,501	110,416	124,325	91,371
Basic and diluted net loss per share	$(0.18)	$(0.10)	$—	$(0.65)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Options to purchase common stock	4,116	1,920	4,712	1,720
Unvested restricted stock units	4,253	3,768	5,876	3,851
Unvested performance stock units	195	14	196	6
ESPP	11	30	49	40
Convertible Senior Notes	6,262	—	4,499	—
Total shares excluded from net loss per share	14,837	5,732	15,332	5,617

For the three and nine months ended September 30, 2021, diluted shares used to compute diluted earnings per share included outstanding performance stock units granted during April 2020, April 2021, and August 2021 based on a current achievement level of 150%, 0%, and 0%, respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three and nine months ended September 30, 2021, diluted shares used to compute diluted earnings per share excluded the shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 14) because they are anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of September 30, 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 6,261,560. Refer to Note 14—"Convertible Senior Notes" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
Note 3—Revenue
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
For periods prior to the SpotX Acquisition, revenue reported on a gross basis was generally less than 3% of the Company's total revenue. As a result of the SpotX Acquisition, an increased percentage of the Company's revenue is reported on a gross basis. The following table presents our revenue recognized on a net basis and on a gross basis for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	(in thousands, except percentages)
Revenue:
Net basis	$105,866	80%	$59,913	98%	$258,236	84%	$138,063	99%
Gross basis	26,005	20	1,069	2	48,891	16	1,562	1
Total	$131,871	100%	$60,982	100%	$307,127	100%	$139,625	100%
The following table presents our revenue by channel for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	(in thousands, except percentages)
Channel:
CTV	$57,885	44%	$11,059	18%	$115,040	38%	$18,978	14%
Desktop	30,573	23	20,901	34	80,166	26	51,468	37
Mobile	43,413	33	29,022	48	111,921	36	69,179	49
Total	$131,871	100%	$60,982	100%	$307,127	100%	$139,625	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
United States	$104,633	$45,048	$237,844	$101,168
International	27,238	15,934	69,283	38,457
Total	$131,871	$60,982	$307,127	$139,625

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $4.0 million at September 30, 2021, and $2.4 million at December 31, 2020. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.2 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Allowance for doubtful accounts, Beginning Balance	$3,279	$4,672	$2,360	$3,400
Allowance for doubtful accounts, merger and acquisition-assumed	425	—	835	1,033
Write-offs	(14)	(1)	(35)	(1,897)
Increase (decrease) in provision for expected credit losses	342	(274)	852	1,854
Recoveries of previous write-offs	—	83	20	90
Allowance for doubtful accounts, September 30	$4,032	$4,480	$4,032	$4,480
During the three and nine months ended September 30, 2021, the provision for expected credit losses associated with accounts receivable increased by $0.3 million and $0.9 million was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of an immaterial amount and $0.6 million, which resulted in $0.4 million and $0.2 million, respectively, of bad debt recoveries. During the three and nine months ended September 30, 2020, the provision for expected credit losses associated with accounts receivable of $(0.3) million and $1.9 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $(0.3) million and $1.8 million, respectively, which resulted in an immaterial amount of bad debt expense during the period.
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
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2021:

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
At September 30, 2021 and December 31, 2020, cash equivalents of $7.9 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At September 30, 2021, the Company had Convertible Senior Notes (as defined in Note 14) included in its balance sheet. The estimated fair value of the Company's Convertible Senior Notes was $341.0 million as of September 30, 2021. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of September 30, 2021 and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2021 and the year ended December 31, 2020.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accounts payable—seller	$791,227	$492,605
Accounts payable—trade	15,321	4,268
Accrued employee-related payables	20,544	12,442
Accrued holdback - indemnification claims	1,409	—
Total	$828,501	$509,315

Restricted cash was $0.3 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively, which was included within other assets, non-current.
Note 6—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of September 30, 2021 and December 31, 2020 was $972.7 million and $158.1 million, respectively. The increase during the nine months ended September 30, 2021 was a result of the SpotX and SpringServe Acquisitions (see Note 7).

The Company’s intangible assets as of September 30, 2021 and December 31, 2020 included the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Amortizable intangible assets:
Developed technology	$373,558	$77,658
Customer relationships	173,950	37,950
In-process research and development	14,630	8,030
Backlog	11,100	—
Non-compete agreements	2,070	70
Trademarks	1,400	—
Total identifiable intangible assets, gross	576,708	123,708
Accumulated amortization—intangible assets:
Developed technology	(57,282)	(21,905)
Customer relationships	(47,359)	(11,877)
In-process research and development	(449)	—
Backlog	(6,938)	—
Non-compete agreements	(756)	(42)
Trademarks	(353)	—
Total accumulated amortization—intangible assets	(113,137)	(33,824)
Total identifiable intangible assets, net	$463,571	$89,884
Amortization of intangible assets for the three months ended September 30, 2021 and 2020 was $42.2 million and $7.8 million, respectively, and $79.3 million and $16.9 million for the nine months ended September 30, 2021 and 2020, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2021:

Fiscal Year	Amount
(in thousands)
Remaining 2021	$42,527
2022	147,361
2023	101,996
2024	84,218
2025	66,668
Thereafter	20,801
Total	$463,571
During the three and nine months ended September 30, 2021, the Company capitalized $0.1 million and $0.7 million, respectively, related to cloud computing arrangements. These costs are related to arrangements for infrastructure as a service, platform as a service, and software as a service. Capitalized costs associated with these arrangements as of September 30, 2021 and December 31, 2020 are included within prepaid expenses and other current assets and other assets, non-current within the condensed consolidated balance sheet in the amounts of $0.5 million and $0.7 million, and $0.2 million and $0.7 million, respectively. The amortization of these agreements was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

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

Nine Months Ended
September 30, 2020
(in thousands)
Pro Forma Revenue	$154,663
Pro Forma Net Loss	$(69,706)
2021 Acquisition—SpotX
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Senior Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Senior Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of our common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1.1 billion, prior to customary working capital adjustments and other adjustments, consisting of $640 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. The working capital was approximately $65.2 million, including cash balances acquired and other working capital adjustments, resulting in a total purchase price of $1.2 billion. The Company financed the Cash Consideration through borrowings under the Term Loan B Facility (Note 15) and the Convertible Senior Notes (Note 14).
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
The following table summarizes the total purchase consideration (in thousands):

Cash Consideration	$640,000
Stock Consideration (Fair Value of Shares of Magnite common stock)	495,591
Working capital adjustment	65,152
Total purchase consideration	$1,200,743
The purchase consideration for the SpotX Acquisition included 12,374,315 shares of the Company's common stock with a fair value of approximately $495.6 million, based on the close price of the Company's common stock at closing on April 30, 2021, which was $40.05 per share, and working capital adjustment of $65.2 million, mainly consisting of cash balances acquired on the date of the SpotX Acquisition and other opening balance sheet adjustments.
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpotX Acquisition as set forth below:

Cash	$81,967
Restricted cash	199
Accounts receivable	199,649
Prepaid and other assets, current	12,308
Fixed assets	5,093
Intangible assets	429,600
Right-of-use lease asset	11,785
Goodwill	790,466
Total assets to be acquired	1,531,067
Accounts payable and accrued expenses	205,913
Other current liabilities	7,169
Lease liabilities	12,625
Deferred tax liability, net	104,617
Total liabilities to be assumed	330,324
Total purchase price	$1,200,743
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
The following table summarizes the components of the intangible assets and estimated useful lives as of the date of the SpotX Acquisition (dollars in thousands):

		Estimated Useful Life
Technology	$280,400	5 years
Customer relationships	130,300	2 to 4 years
Backlog	11,100	<1 year
In-process research and development	5,800	3 years*
Non-compete agreements	1,500	1 year
Trademarks	500	<1 year
Total intangible assets acquired	$429,600
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
In connection with the SpotX Acquisition, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired of $113.0 million. As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $56.2 million. Such reduction was recognized as an income tax benefit in the condensed consolidated statement of operations for the nine months ended September 30, 2021. The deferred tax liability was calculated based on an estimated combined tax rate of 26.3%.
The Company recognized approximately $0.8 million and $27.9 million of acquisition related costs included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statement of operations during the three and nine months ended September 30, 2021 related to the SpotX Acquisition.

2021 Acquisition—SpringServe
On July 1, 2021, the Company completed the acquisition of ServeMotion, Inc., a Delaware corporation (including its wholly owned subsidiary, SpringServe, LLC, "SpringServe"), through the Company's wholly-owned subsidiary, SpotX, pursuant to a definitive agreement entered into on July 1, 2021. As a result of the SpringServe Acquisition, SpringServe has become a wholly-owned subsidiary of SpotX, and a wholly-owned indirect subsidiary of the Company.
The following table summarizes the total estimated purchase consideration (in thousands):

Cash Consideration	$31,136
SpotX initial cash investment in SpringServe	2,075
Fair value appreciation of SpotX purchase right	7,450
Indemnification claims - holdback	1,409
Total purchase consideration	$42,070
In 2020, SpotX made a minority investment of $2.1 million in SpringServe in conjunction with a strategic partnership agreement between the two companies, which included an option agreement to purchase SpringServe. At the time of Magnite's acquisition of SpotX, the fair value of SpotX's minority investment and purchase right were valued at a combined $7.5 million for a total minority investment and purchase right of $9.5 million . In connection with the SpringServe Acquisition, approximately $1.4 million of the purchase price was held back to cover possible indemnification claims, which is expected to be paid in cash one year after the acquisition.
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
Management's purchase price allocation is preliminary and subject to change pending finalization of the valuation, including finalization of tax attributes and tax related liabilities. Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired DTA valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the Company will record the offset to goodwill. The Company records all other changes to DTA valuation allowances and liabilities related to uncertain tax positions in current- period income tax expense.
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
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpringServe Acquisition as set forth below:

Cash	$1,062
Accounts receivable	3,234
Prepaid and other assets, current	157
Fixed assets	25
Intangible assets	23,400
Right-of-use lease asset	1,879
Goodwill	24,156
Total assets to be acquired	53,913
Accounts payable and accrued expenses	2,475
Other current liabilities	35
Lease liabilities	3,179
Deferred tax liability, net	6,154
Total liabilities to be assumed	11,843
Total preliminary purchase price	$42,070
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
The following table summarizes the components of the intangible assets and estimated useful lives as of the date of the SpringServe Acquisition (dollars in thousands):

		Estimated Useful Life
Technology	$15,500	5 years
Customer relationships	5,700	2 years
Trademarks and Trade Names	900	3 years
In-process research and development	800	3 years*
Non-compete agreements	500	2 years
Total intangible assets acquired	$23,400
* In-process research and development consists of two projects with a weighted-average useful life of 3 years. Amortization begins once associated projects are completed and it is determined the projects have alternative future use.

Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, non-compete agreements, and trademarks is included in sales and marketing expenses in the condensed consolidated statement of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the condensed consolidated statement of operations. The acquired intangibles and goodwill resulting from the SpringServe Acquisition are not tax deductible.
In connection with the SpringServe Acquisition, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired of $6.2 million. As a result of this and the SpotX deferred tax liability balance, the Company recognized an income tax benefit in the condensed consolidated statement of operations for the nine months ended September 30, 2021. The deferred tax liability was calculated based on an estimated combined tax rate of 26.3%.
SpringServe Acquisition related costs included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statement of operations during the three and nine months ended September 30, 2021 were immaterial.
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if the SpotX and SpringServe Acquisitions had been acquired by the Company as of January 1, 2020. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the SpotX and SpringServe Acquisitions occurred on January 1, 2020. The pro forma results do not include any anticipated cost synergies or other effects of the combined companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the SpotX and SpringServe Acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Pro Forma Revenue	$104,249	$379,180	$243,781
Pro Forma Net Income (Loss)	$(29,651)	$(88,187)	$(157,803)
During the three and nine months ended September 30, 2021, due to the process of integrating the operations of SpotX into the operations of the Company, the determination of SpotX's post-acquisition revenue and operating results on a standalone basis was impracticable. The SpringServe post-acquisition revenue and operating results on a standalone basis were immaterial.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Professional services (investment banking advisory, legal and other professional services)	$1,064	$952	$28,032	$9,533
Personnel related (severance and one-time termination benefit costs)	1,312	948	6,176	5,590
Non-cash stock-based compensation (double-trigger acceleration and severance)	48	354	1,070	1,554
Loss contracts (lease related)	—	—	2,500	—
Total merger, acquisition, and restructuring costs	$2,424	$2,254	$37,778	$16,677

Accrued merger, acquisition, and restructuring costs were $4.1 million and $2.9 million at September 30, 2021 and December 31, 2020, respectively, and were primarily related to the SpotX Acquisition, the SpringServe Acquisition, and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to the assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheet.

(in thousands)
Accrued merger, acquisition, and restructuring costs at December 31, 2020	$2,935
Restructuring costs, personnel related and non-cash stock-based compensation	7,246
Restructuring activity, merger and acquisition loss contracts	2,500
Cash paid for restructuring costs	(5,035)
Non-cash loss contracts (lease related)	(2,500)
Non-cash stock-based compensation	(1,070)
Accrued merger, acquisition, and restructuring costs at September 30, 2021	$4,076

Note 9—Stock-Based Compensation
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2021 included 0.3 million that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan or award agreement, and termination of employment. An aggregate of 12,968,404 shares remained available for future grants at September 30, 2021 under the plans.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2020	6,695	$5.61
Granted	302	$38.99
Exercised	(1,393)	$6.28
Forfeited	(306)	$8.87
Outstanding at September 30, 2021	5,298	$7.15	5.79 years	$113,430
Exercisable at September 30, 2021	3,768	$5.51	4.82 years	$84,758
The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $43.4 million. At September 30, 2021, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $9.6 million, which is expected to be recognized over a weighted-average period of 2.2 years. Total fair value of options vested during the nine months ended September 30, 2021 was $3.3 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the nine months ended September 30, 2021 was $24.57 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expected term (in years)	5.0	6.3	5.0	6.3
Risk-free interest rate	0.90%	0.33%	0.88%	0.45%
Expected volatility	79%	68%	79%	67%
Dividend yield	—%	—%	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2020	9,286		$5.30
Granted	2,816		$38.54
Canceled	(779)		$12.17
Vested and released	(3,873)		$5.21
Restricted stock units outstanding at September 30, 2021	7,450		$17.19
Restricted stock units outstanding and unvested*	7,413	*	$17.24
*At September 30, 2021, outstanding restricted stock units included 37,318 units that were vested but deferred.

The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2021 was $38.54. The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2021 was $126.1 million. At September 30, 2021, the intrinsic value of nonvested restricted stock units was $208.6 million. At September 30, 2021, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $112.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance Stock Units
In April 2020 and April 2021, the Company granted the Company's CEO 146,341 and 26,291 restricted stock units that vest based on certain stock price performance metrics with a fair value of $0.9 million and $1.4 million, respectively. The grant date fair value per share of restricted stock was $6.15 and $52.49, respectively, which was estimated using a Monte-Carlo lattice model. At September 30, 2021, the Company had unrecognized employee stock-based compensation expense for the April 2020 and April 2021 grants of approximately $0.5 million and $1.2 million, which is expected to be recognized over the remaining 1.5 years and 2.5 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.
In August 2021, the Company granted the Company's CEO 379,635 restricted stock units, which are subject to both time-based and performance-based vesting conditions. The performance stock units consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00 over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
The fair value of each of the Performance Tranches was $3.0 million, $2.8 million, and $2.6 million, respectively, and have a grant date fair value per share of restricted stock of $23.94, $21.93, and $20.30, respectively, which was estimated using a Monte-Carlo lattice model. At September 30, 2021, the Company had unrecognized employee stock-based compensation expense of approximately $2.9 million, $2.7 million, and $2.5 million, which is expected to be recognized over the remaining 2.9 years, 3.9 years, and 4.9 years, respectively. Between 0% and 100% of the performance stock units will vest on each of the tranche dates.
During the three and nine months ended September 30, 2021, the Company recognized $0.4 million and $0.7 million, respectively, of stock-based compensation related to these performance stock units based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
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
As of September 30, 2021, the Company has reserved 3,068,352 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Cost of revenue	$278	$122	$530	$412
Sales and marketing	4,583	2,309	10,426	5,928
Technology and development	3,828	2,061	8,195	5,469
General and administrative	3,087	2,504	8,299	7,935
Merger, acquisition, and restructuring costs	48	354	1,071	1,554
Total stock-based compensation expense	$11,824	$7,350	$28,521	$21,298

Note 10—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, deductible stock option expenses, nondeductible executive compensation, and changes in the Company's valuation allowance.
The Company adopted ASU 2019-12, during the three months ended March 31, 2021. There was no material impact to the quarterly income tax provision.
The Company recorded an income tax benefit of $4.7 million and expense of $0.4 million for the three months ended September 30, 2021 and 2020, respectively and an income tax benefit of $92.2 million and expense of $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The tax benefit for the three and nine months ended September 30, 2021 is primarily the result of the partial release of the domestic valuation allowance of $56.2 million related to the SpotX Acquisition, as well as the income tax benefit of a portion of the current year projected loss. The net deferred tax liabilities recorded in connection with the SpotX and SpringServe Acquisitions provided additional sources of taxable income to support the realizability of pre-existing deferred tax assets, and, as a result, the Company released a portion of its domestic valuation allowance and recognized a current benefit for a portion of the Company's projected losses. The Company continues to maintain a partial valuation allowance for the domestic deferred tax assets.
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
There was no material change to the Company's unrecognized tax benefits in the nine months ended September 30, 2021 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
For the three months ended September 30, 2021 and 2020, the Company recognized $4.9 million and $3.7 million, respectively, and $15.7 million and $9.7 million during the nine months ended September 30, 2021 and 2020, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the condensed consolidated balance sheet. In addition, for the three months ended September 30, 2021 and 2020, the

Company recognized $0.4 million and $0.4 million, respectively, and $1.0 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively, of lease expense related to short-term leases, and $9.9 million and $5.6 million during the three months ended September 30, 2021 and 2020, respectively, and $24.6 million and $14.0 million during the nine months ended September 30, 2021 and 2020, respectively, of variable and cloud-based services related to data centers that are not included in the ROU asset or lease liability balances. As part of restructuring activities associated with the SpotX Acquisition, during the nine months ended September 30, 2021, the Company recognized $2.5 million of lease related loss contracts, which is included in the lease expense under ASC 842.
The Company also received rental income of $1.0 million and $1.2 million for real estate leases for which it subleases the property to third parties during the three months ended September 30, 2021 and 2020, respectively and $3.3 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, a weighted average discount rate of 5.05% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 6.34 years as of September 30, 2021.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of September 30, 2021 (in thousands):

Fiscal Year
Remaining 2021	$4,093
2022	18,645
2023	15,193
2024	12,868
2025	7,286
Thereafter	25,921
Total lease payments (undiscounted)	84,006
Less: imputed interest	(12,974)
Lease liabilities—total (discounted)	$71,032

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of September 30, 2021 and December 31, 2020, the Company had $5.1 million and $6.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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
Litigation

The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2021. However, based on management’s knowledge as of September 30, 2021, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—SVB Loan Agreement
On September 25, 2020, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"), which was scheduled to expire on September 26, 2020. The Loan Agreement provided a senior secured revolving credit facility of up to the lesser of $60.0 million and 85% of eligible accounts receivable, with a maturity date of September 25, 2022. The Loan Agreement included a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million. On April 30, 2021, the Company entered into the Credit Agreement, as defined in Note 15. In connection with entering into the Credit Agreement, the Loan Agreement with SVB was terminated on April 30, 2021. As of April 30, 2021, there were no amounts outstanding under the Loan Agreement.

Note 14—Convertible Senior Notes and Capped Call Transactions
In March 2021, the Company issued $400.0 million aggregate principal amount of 0.25% convertible senior notes in a private placement, including $50.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the ("Convertible Senior Notes")). The Convertible Senior Notes will mature on March 15, 2026, unless earlier repurchased, redeemed or converted. The total net proceeds from the offering, after deducting debt issuance costs, paid by the Company, were approximately $388.6 million. The Company used approximately $39.0 million of the net proceeds from the offering to pay for the Capped Call Transactions (as described below).
The Convertible Senior Notes are senior, unsecured obligations and (i) will be equal in right of payment with the existing and future senior, unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including amounts outstanding under our Existing Loan Agreement or our New Credit Facilities (see Note 15); and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of the Company’s subsidiaries that do not guarantee the Convertible Senior Notes.
The Convertible Senior Notes accrue interest at 0.25% per annum payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes will mature on March 15, 2026 unless they are redeemed, repurchased or converted prior to such date. The Convertible Senior Notes are convertible at the option of holders only during certain periods and upon satisfaction of certain conditions.
Holders will have the right to convert their notes (or any portion of a note in an authorized denomination), in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (iv) if the Company calls such Convertible Senior Notes for redemption; and (v) on or after September 15, 2025, until the close of business on the second scheduled trading day immediately before the maturity date, holders of the Convertible Senior Notes may, at their option, convert all or a portion of their Convertible Senior Notes regardless of the foregoing conditions.at any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Convertible Senior Notes may be settled in shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock, at the Company’s election. All conversions with a conversion date that occurs on or after September 15, 2025 will be settled using the same settlement method, and the Company will send notice of such settlement method to noteholders no later than the open of business on September 15, 2025.
The Company may not redeem the Convertible Senior Notes at their option at any time before March 20, 2024. Subject to the terms of the indenture, the Company has the right, at its election, to redeem all, or any portion (subject to the partial redemption limitation) in an authorized denomination, of the Convertible Senior Notes, at any time, and from time to time, on a redemption date on or after March 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, for cash, but only if the "last reported sale price," as defined under the Offering Memorandum, per share of common stock exceeds 130% of the “conversion price” on (i) each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date we send such notice. In addition, calling any note for redemption will constitute a "make-whole fundamental change" (as defined below) with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. If the Company elects to redeem less than all of the outstanding notes, then the redemption will not constitute a make-whole fundamental change with respect to the notes not called for redemption, and holders of the notes not called for redemption will not be entitled to an increased conversion rate for such notes as described above on account of the redemption, except to the limited extent described further below. No sinking fund is provided for the Convertible Senior Notes, which means that the Company is not required to redeem or retire the Convertible Senior Notes periodically.
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
The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to customary anti-dilution adjustments in certain circumstances.
In connection with the pricing of the Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with various financial institutions (the "Capped Call Transactions"). The Capped Call Transactions were entered into with third party broker-dealers to limit the potential dilution that would occur if the Company has to settle the conversion value in excess of the principal in shares. This exposure will be covered (i.e., the Company will receive as many shares as are required to be issued between the conversion price of $63.8818 and the maximum price of $91.2600). Any shares required to be issued by the Company over this amount would have net earnings per share dilution impact. By entering into the Capped Call Transactions, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Company paid $39.0 million for the Capped Call Transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Convertible Senior Notes. The cost of the Capped Call Transactions is not expected to be tax deductible as the Company did not elect to integrate the capped call into the Convertible Senior Notes for tax purposes. The cost of the Capped Call Transaction was recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated financial statements.
As noted in Note 1, the Company early adopted ASU 2020-06 effective January 1, 2021. The Company has not elected the fair value option, the embedded conversion features are not required to be bifurcated under the accounting guidance, and the convertible debt was not issued with a substantial premium. As such, the Company accounted for the Convertible Senior Notes as a liability in its entirety. Under the guidance, all the embedded features of the Convertible Senior Notes met the definition of a derivative. These features included a contingent call option, contingent put options, and conversion features. The contingent call option and contingent put options are clearly and closely related to the debt host and, therefore, do not require bifurcation. As the conversion features are indexed to the Company’s own equity and would be equity classified if they were freestanding instruments, the scope exception in ASC 815-10-15-74(a) applies and these conversion features will not be bifurcated under ASC 815.

The new accounting guidance also eliminated the bifurcation models of ASC 470-20 and eliminated the treasury method approach to earnings per share. Accordingly, earnings per share on convertible debt instruments should only be calculated under the If-Converted method. Under the guidance above, the Company will assume settlement in shares.
The following table summarizes the Convertible Senior Notes at September 30, 2021:

September 30, 2021
(in thousands)
Convertible Senior Notes	$400,000
Unamortized debt issuance costs	(10,215)
Debt, non-current, net of debt issuance costs	$389,785
The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Senior Notes are presented net of issuance costs on the Company's condensed consolidated balance sheet. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Senior Notes and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2021:

	September 30, 2021
	Three Months Ended	Nine Months Ended
	(in thousands)
Contractual interest expense	$250	$536
Amortization of debt issuance costs	572	1,227
Total interest expense	$822	$1,763
Effective interest rate		0.82%
Amortization expense for the Company's debt issuance costs for the remainder of 2021 and for fiscal years 2022 through 2026 is as follows:

Fiscal Year	Debt Issuance Costs
Remaining 2021	$572
2022	2,288
2023	2,288
2024	2,288
2025	2,288
2026	491
Total	$10,215

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
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At September 30, 2021, amounts available under the Revolving Credit Facility were $59.9 million, net of letters of credit outstanding in the amount of $5.1 million.
The following table summarizes the Term Loan B Facility at September 30, 2021:

(in thousands)
Term Loan B Facility	$359,100
Unamortized debt discounts	(10,136)
Unamortized debt issuance costs	(15,816)
Debt, net of debt issuance costs	$333,148
The Company incurred debt issuance costs of $27.7 million in April 2021, of which $10.8 million were associated with debt discount netted against the proceeds and $16.9 million were associated with other deferred financing costs associated with the Term Loan B Facility. Debt outstanding under the Term Loan B Facility are presented net of issuance costs on the Company's condensed consolidated balance sheet. The debt issuance costs are amortized on an effective interest basis over the term of the Term Loan B Facility and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Term Loan B Facility for the three and nine months ended September 30, 2021:

	September 30, 2021
	Three Months Ended	Nine Months Ended
	(in thousands)
Contractual interest expense	$5,290	$8,798
Amortization of debt discount	399	664
Amortization of debt issuance costs	622	1,036
Total interest expense	$6,311	$10,498
Effective interest rate		7.00%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for the remainder of 2021 and for fiscal years 2022 through 2028 is as follows:

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2021	$398	$620
2022	1,580	2,466
2023	1,564	2,441
2024	1,548	2,416
2025	1,532	2,391
Thereafter	3,514	5,482
Total	$10,136	$15,816

Note 16—Subsequent Events
Subsequent to September 30, 2021, the Company entered into a data center contract renewal, with future commitments of approximately $2.2 million per year over 3.0 years, beginning on December 1, 2021.
On October 20, 2021, the Company granted 91,582 restricted stock units to the Company's employees. Of the RSUs granted, 25,557 will vest over four years from issuance with 25% after one year, and the remainder vesting quarterly thereafter, and 66,025 will vest 50% on October 1, 2022 and 50% October 1, 2023.

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
Risks that our business faces include, but are not limited to, the following:
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
•sales of our common stock by the former owner of SpotX may have an adverse effect on the price of our common stock;
•conversion of our Convertible Senior Notes would dilute the ownership interest of existing stockholders;
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
•the possibility of adjustments to the purchase price allocation and valuation relating to the SpotX Acquisition and the SpringServe Acquisition;
•our ability to raise additional capital if needed;
•volatility in the price of our common stock;

•the impact of negative analyst or investor research reports;
•our ability to attract and retain qualified employees and key personnel;
•costs associated with enforcing our intellectual property rights or defending intellectual property infringement;
•the Capped Call Transactions may affect the value of the Convertible Senior Notes and our common stock;
•we are subject to counterparty risk with respect to the Capped Call Transactions;
•the conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating result;
•failure to successfully execute our international growth plans; and
•our ability to identify future acquisitions of or investments in complementary companies or technologies and our ability to consummate the acquisitions and integrate such companies or technologies.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Our global workforce has maintained a work from-home policy since March, 2020. We continue to monitor best practices and guidance for a potential return to office and currently plan to return to our offices in most locations during the first quarter of 2022. We will approach our return with caution to prioritize the safety and health of our employees. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. However, to the extent we have extended work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term.
How We Generate Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. We also generate revenue from the fee we charge clients for use of our Demand Manager header-bidding product and SpringServe ad server product, which we acquired on July 1, 2021. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold.
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
Automation of Buying and Selling
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic buying enables the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis. Programmatic transactions include open auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. Programmatic has become the dominant method of transacting for desktop and mobile inventory and we expect it to continue to grow as a percentage of CTV advertising.
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
Header Bidding and Data Processing
Header bidding is a programmatic technique by which sellers offer inventory to multiple ad exchanges and supply side platforms, such as our platform, simultaneously. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels, and while the rise and rapid adoption of header bidding increased revenue for sellers, it has also created new challenges and technical complexities. Header bidding has led to a significant increase in the number of ad impressions to be processed and analyzed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed. We have invested in technology solutions, such as Demand Manager, to help publishers manage their header-bidding inventory.

Privacy Regulation
Our business is highly susceptible to emerging privacy regulations and oversight concerning the collection, use and sharing of data. Data protection authorities in a number of territories have expressed a desire to focus on the advertising technology ecosystem. In particular, this scrutiny has focused on the use of technology (including cookies) to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices.
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
In addition to the GDPR, a number of new privacy regulations will or have already come into effect. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This law imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new law, titled the California Privacy Rights Act ("CPRA") passed as a ballot initiative in California and will impose additional notice and opt out obligations on the digital advertising space. This law, which will take effect in January 2023, is expected to cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
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

Trends in Our Business
Telaria Merger, SpotX and SpringServe Acquisitions
On April 1, 2020, we completed the Telaria Merger, on April 30, 2021, we completed the SpotX Acquisition and on July 1, 2021, we completed the SpringServe Acquisition. These transactions were transformative and have resulted in what we believe to be the world’s largest independent sell-side advertising platform, with scale, capabilities, and solutions exceeding those offered by competitors. We offer a single partner for transacting CTV, desktop display, video, audio and mobile inventory across all geographies and auction types.
As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, these transactions have strategically positioned us to take advantage of this growth trend, and we believe that CTV will be our biggest growth driver in future periods.
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") in particular in CTV and online video. As a result of the transaction, we expect CTV to represent a higher percentage of our overall revenue, and because CTV is largely transacted through reserve auctions, we also expect to see an increase in the percentage of reserve auction transactions transacted on our platform. The acquisition will result in an increase in related operating expenses, primarily associated with costs for personnel, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We expect some of those increases to be offset by cost saving activities that began in the second quarter of 2021 and continue to be in process. We are targeting in excess of $35 million in run-rate operating cost synergies, over a two year period. As of September 30, 2021, we have achieved more than half of our cost synergy target on a run-rate basis.
The SpringServe Acquisition expanded our video and CTV offering to include ad server functionality in addition to our programmatic SSP capabilities. The SpringServe ad server manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher, including forecasting, routing, customized ad experiences, and advanced podding logic. Combined with our SSP, the SpringServe ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. This is of particular importance for CTV publishers, who still sell a large percentage of their inventory through their direct sales team. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.

Impact of COVID-19 Pandemic and Other Recent Developments
The COVID-19 pandemic and resulting global disruptions have negatively affected our revenue, results of operations, cash flows, and financial condition. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. In response to the pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. This decrease was particularly pronounced through the first half of 2020, where we experienced a significant decline in our revenues compared to our expectations. Our revenue trends improved significantly during the third and fourth quarters of 2020 as our revenue returned to positive growth.
During the first half of 2021, revenue from a number of advertising categories returned to pre-COVID spending levels, while certain categories including travel, auto, and entertainment remain below pre-COVID spending levels. In the third quarter, we continued to see lower levels of spending in travel and auto, in part due to global supply chain disruptions, and also faced challenges due to government stay-at-home orders in certain markets such as Australia. We expect such challenges to persist throughout the remainder of 2021 and it is possible that they will increase in scope.
Due to the substantial uncertainties associated with the COVID-19 pandemic, the extent to which the pandemic (and actions taken in response to it by governments, businesses, and individuals) and other direct and indirect impacts of the pandemic will ultimately impact our business and is currently unknown, and depends on various factors, many of which are outside of our control. Refer to Item 1A. "Risk Factors" for additional information related to this risk.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager product and SpringServe ad server product, which we acquired on July 1, 2021. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Following the SpotX Acquisition, the percentage of our revenue reported on a gross basis has increased significantly. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the three months ended September 30, 2021, our revenue reported on a gross basis increased to 20% of total revenue. As revenue streams acquired in the SpotX Acquisition continue to increase, the percentage of revenue reported on a gross basis may continue to increase in future periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue excluding traffic and acquisition cost ("TAC"), as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Other (Income) Expense
Interest (Income) Expense, Net. Interest expense consists of interest expense associated with our Convertible Senior Notes and credit facility ("Term Loan B Facility"), and their related amortization of debt issuance costs and debt discount. Interest income consists of interest earned on our cash equivalents.
Other Income. Other income consists primarily of rental income from commercial office space we hold under lease and have sublet to other tenants.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists primarily of gains and losses on foreign currency transactions and remeasurement of monetary assets and liabilities on our balance sheet denominated in foreign currencies. Foreign currency monetary assets and liabilities consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and various intercompany balances held between our subsidiaries. Our primary foreign currency exposures are currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, and Japanese Yen.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Nine Months Ended		Change %
	September 30, 2021	September 30, 2020		September 30, 2021	September 30, 2020
	(in thousands)			(in thousands)
Revenue	$131,871	$60,982	116%	$307,127	$139,625	120%
Expenses (1)(2):
Cost of revenue	63,541	21,031	202%	134,823	56,579	138%
Sales and marketing	52,260	21,761	140%	118,122	53,059	123%
Technology and development	21,059	13,562	55%	53,436	37,318	43%
General and administrative	16,535	13,314	24%	47,673	38,221	25%
Merger, acquisition, and restructuring costs	2,424	2,254	8%	37,778	16,677	127%
Total expenses	155,819	71,922	117%	391,832	201,854	94%
Loss from operations	(23,948)	(10,940)	(119)%	(84,705)	(62,229)	(36)%
Other (income) expense, net	5,079	(871)	(683)%	7,920	(3,444)	(330)%
Loss before income taxes	(29,027)	(10,069)	(188)%	(92,625)	(58,785)	(58)%
Provision (benefit) for income taxes	(4,708)	446	1,156%	(92,237)	533	17,405%
Net loss	$(24,319)	$(10,515)	(131)%	$(388)	$(59,318)	99%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Cost of revenue	$278	$122	$530	$412
Sales and marketing	4,583	2,309	10,426	5,928
Technology and development	3,828	2,061	8,195	5,469
General and administrative	3,087	2,504	8,299	7,935
Merger, acquisition, and restructuring costs	48	354	1,071	1,554
Total stock-based compensation expense	$11,824	$7,350	$28,521	$21,298

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Cost of revenue	$24,764	$9,579	$52,108	$26,407
Sales and marketing	23,569	4,317	44,037	8,962
Technology and development	190	143	468	340
General and administrative	179	37	471	448
Total depreciation and amortization expense	$48,702	$14,076	$97,084	$36,157

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	100%	100%	100%	100%
Cost of revenue	48	34	44	41
Sales and marketing	39	36	39	38
Technology and development	16	22	17	27
General and administrative	13	22	16	27
Merger, acquisition, and restructuring costs	2	4	12	12
Total expenses	118	118	128	145
Loss from operations	(18)	(18)	(28)	(45)
Other (income) expense, net	4	(2)	2	(3)
Loss before income taxes	(22)	(16)	(30)	(42)
Provision (benefit) for income taxes	(4)	1	(30)	—
Net loss	(18)%	(17)%	—%	(42)%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
    Revenue
Revenue increased $70.9 million, or 116%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our revenue growth was driven primarily by increases in our core business as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021. On a pro forma basis, including SpotX and SpringServe revenue for the three months ended September 30, 2020, revenue increased 27% for the three months ended September 30, 2021 compared to the prior period, primarily due to the growth in all channels, mainly driven by CTV and mobile, and a rebound from impacts of the COVID-19 pandemic.
Revenue increased $167.5 million, or 120%, for the nine months ended September 30, 2021 compared to the prior year period, for the same reasons above plus incremental contributions from the Telaria Merger, which was completed on April 1, 2020. On a pro forma basis, including revenue for SpringServe, SpotX, and Telaria during the relevant pre-acquisition period, revenue increased 47%, for the nine months ended September 30, 2021 compared to the prior year period.
We expect our revenue will substantially increase through the remainder of 2021 as a result of our recent Acquisitions and from continued growth in other areas of our business, in particular CTV. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform; and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. For instance, an increase in reserve auction transactions as a percentage of the transactions on our platform could also result in reduced revenue, if not offset by increased advertising spend, because reserve auction transactions can carry lower take rates than open auction transactions. We believe that contributions to revenue from reserve auction, in particular with respect to CTV which is largely transacted on a reserved basis, will continue to grow as a percentage of our total revenue. In general, we expect this shift will result in an overall increase in advertising spend through our platform and in revenue due to both an increase in volume and average CPM which will be partially offset by a decrease in our average take rate.
Cost of Revenue
Cost of revenue increased $42.5 million, or 202%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to costs associated with our revenue growth, and an increase in traffic acquisition cost driven by the increase in revenue reported on a gross basis as a result of the SpotX Acquisition. Cost of revenue increased by $17.0 million in traffic acquisition costs associated with revenue recognized on a gross basis, $15.2 million in depreciation and amortization, and $6.6 million in data and bandwidth expenses during the three months ended September 30, 2021 compared to the same period in the prior year.
For the nine months ended September 30, 2021, cost of revenue increased $78.2 million, or 138%, compared to the prior year period primarily due to the same reasons above, as well as increased costs from the Telaria Merger, which was completed on April 1, 2020. Cost of revenue increased by $31.6 million in traffic acquisition costs associated with revenue recognized on a gross basis, $25.7 million in depreciation and amortization, and $15.1 million in data and bandwidth expenses during the nine months ended September 30, 2021 compared to the same period in the prior year.
Our cost of revenue will continue to increase in future periods as a result of our recent acquisitions. In addition, excluding the impact of recent acquisitions, we expect our cost of revenue to increase on a year-over-year basis through the remainder of 2021 due primarily to the increase in expenses due to a full year of amortization of intangible assets resulting from the Telaria Merger and higher cloud service costs to support the growth of our business.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses increased $30.5 million, or 140%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the SpotX Acquisition and associated increases in headcount and the amortization of acquired intangibles and other assets. Sales and marketing expenses increased by $19.3 million related to depreciation and amortization and by $10.5 million related to personnel expenses, both increases associated with the SpotX Acquisition.
For the nine months ended September 30, 2021, sales and marketing expenses increased $65.1 million, or 123%, compared to the prior year period for the same reasons above. Sales and marketing expenses increased by $35.1 million related to depreciation and amortization and by $27.9 million related to personnel expenses, both increases associated with the SpotX Acquisition and the Telaria Merger.
We expect sales and marketing expenses will continue to increase on a year-over-year basis through the remainder of 2021 due to increase in our headcount associated with our recent acquisitions, increases in travel and entertainment related expenses, as well as a full year of amortization of intangible assets resulting from the Telaria Merger, and amortization of acquired intangible assets as a result of the SpotX Acquisition, partially offset by reductions associated with cost synergies.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $7.5 million, or 55%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to an increase of $7.1 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
For the nine months ended September 30, 2021, technology and development expenses increased $16.1 million, or 43%, compared to the prior year period, due to an increase of $15.5 million in personnel costs primarily for the same reasons above as well as the Telaria Merger.
We expect technology and development expenses to continue to increase on a year-over-year basis through the remainder of 2021 due to increase in our headcount associated with our recent acquisitions, partially offset by reductions associated with cost synergies.
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
General and Administrative
General and administrative expenses increased by $3.2 million, or 24%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases of $1.6 million in personnel expenses primarily associated with the SpotX Acquisition.
For the nine months ended September 30, 2021, general and administrative expenses increased $9.5 million, or 25%, compared to the prior year period, primarily due to increases of $4.6 million in personnel expenses, $2.0 million in professional services, and $0.9 million in software licenses, for the same reasons above.
We expect general and administrative expenses will continue to increase on a year-over-year basis through the remainder of 2021 due our recent acquisitions, partially offset by reductions associated with cost synergies.

General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Professional Services (investment banking advisory, legal and other professional services)	$1,064	$952	$28,032	$9,533
Personnel related (severance and one-time termination benefit costs)	1,312	948	6,176	5,590
Non-cash stock-based compensation (double-trigger acceleration and severance)	48	354	1,070	1,554
Loss contracts (lease related)	—	—	2,500	—
Total merger, acquisition, and restructuring costs	$2,424	$2,254	$37,778	$16,677
Merger, acquisition, and restructuring costs increased by $0.2 million, or 8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Costs incurred during the three months ended September 30, 2021 of $2.4 million were primarily due to the SpotX and SpringServe Acquisitions, which were completed on April 30, 2021 and July 1, 2021, respectively, which costs included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, and non-cash stock-based compensation expense associated with equity accelerations due to severance benefits. Costs incurred during the three months ended September 30, 2020 of $2.3 million were primarily due to the Telaria Merger, which was completed on April 1, 2020, which costs included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, and non-cash stock-based compensation expense associated with double-trigger accelerations.
Merger, acquisition, and restructuring costs increased by $21.1 million, or 127%, for the nine months ended September 30, 2021 compared to the prior year period for the same reasons above as well as facility closure costs associated with office space restructuring activities.
We expect to continue to incur merger, acquisition, and restructuring costs to continue to increase on a year-over-year basis through the remainder of 2021 as a result of the SpotX and SpringServe Acquisitions and related restructuring activities.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Interest (income) expense, net	$7,280	$30	$12,595	$(112)
Other income	(955)	(1,194)	(3,317)	(2,487)
Foreign exchange (gain) loss, net	(1,246)	293	(1,358)	(845)
Total other (income) expense, net	$5,079	$(871)	$7,920	$(3,444)
Interest (income) expense, net increased by $7.3 million and $12.7 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, mainly due to interest expense associated with the Convertible Senior Notes (defined below), which the Company entered into during March 2021, and interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021.
We expect interest expense to increase in 2021 compared to 2020 significantly as a result of increase in interest expense associated with our Convertible Senior Notes and Term Loan B Facility.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, payables, and intercompany balances, which are impacted by our billings to buyers and payments to sellers. During the three and nine months ended September 30, 2021, the net foreign exchange gain was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and the Euro relative to the U.S. Dollar.

Provision (Benefit) for Income Taxes
    We recorded an income tax benefit of $4.7 million and expense of $0.4 million for the three months ended September 30, 2021 and 2020, respectively and an income tax benefit of $92.2 million and expense of $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The tax benefit for the three and nine months ended September 30, 2021 is primarily the result of the partial release of the domestic valuation allowance of $56.2 million related to the SpotX Acquisition, as well as the income tax benefit of a portion of our current year projected loss. The net deferred tax liabilities recorded in connection with the SpotX and SpringServe Acquisitions provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets, and, as a result, we released a portion of our domestic valuation allowance and recognized current benefit for a portion of our projected losses. We continue to maintain a partial valuation allowance for our domestic deferred tax assets.

Key Operating and Financial Performance Metrics
In addition to our GAAP results, we review non-GAAP financial measures, including Revenue ex-TAC and Adjusted EBITDA, to help us evaluate our business on a consistent basis, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. Our non-GAAP financial measures are discussed below. Revenue and net income (loss) are discussed above under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Change Favorable/ (Unfavorable)	September 30, 2021	September 30, 2020	Change Favorable/ (Unfavorable)
Revenue	$131,871	$60,982	116%	$307,127	$139,625	120%
Revenue ex-TAC	114,064	60,302	89%	274,356	138,647	98%
Net loss	(24,319)	(10,515)	(131)%	(388)	(59,318)	99%
Adjusted EBITDA	39,966	13,749	191%	81,121	13,054	521%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Change %	September 30, 2021	September 30, 2020	Change %
Revenue	$131,871	$60,982	116%	$307,127	$139,625	120%
Less: Cost of revenue	63,541	21,031	202%	134,823	56,579	138%
Gross Profit	68,330	39,951	71%	172,304	83,046	107%
Add back: Cost of revenue, excluding TAC	45,734	20,351	125%	102,052	55,601	84%
Revenue ex-TAC	$114,064	$60,302	89%	$274,356	$138,647	98%

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

	Revenue ex-TAC
	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Change %	September 30, 2021	September 30, 2020	Change %

Channel:
CTV	$43,142	$11,059	290%	$89,382	$18,978	371%
Desktop	29,192	20,222	44%	76,566	50,490	52%
Mobile	41,730	29,021	44%	108,408	69,179	57%
Total	$114,064	$60,302	89%	$274,356	$138,647	98%

Revenue ex-TAC increased $53.8 million, or 89%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in Revenue ex-TAC is due to increases across all channels, a rebound from COVID-19 advertising lows, and includes increases associated with the SpotX Acquisition, which was completed on April 30 2021.
Revenue ex-TAC increased $135.7 million, or 98%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in Revenue ex-TAC is attributable to the same reasons above.
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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (income) loss	$(24,319)	$(10,515)	$(388)	$(59,318)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	6,518	6,254	17,771	19,253
Amortization of acquired intangibles	42,184	7,822	79,313	16,904
Stock-based compensation expense	11,824	7,350	28,521	21,298
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	2,376	1,900	36,707	15,123
Non-operational real estate expense (income), net	57	163	197	203
Interest expense (income), net	7,280	30	12,595	(112)
Foreign exchange (gain) loss, net	(1,246)	293	(1,358)	(845)
Other non-operating (income) expense, net	—	6	—	15
Provision (benefit) for income taxes	(4,708)	446	(92,237)	533
Adjusted EBITDA	$39,966	$13,749	$81,121	$13,054

Adjusted EBITDA increased by $26.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increase in revenue from both organic growth and the SpotX and SpringServe Acquisitions, which are discussed in section "Comparison of the "Three and Nine Months Ended September 30, 2021 and 2020," and improved operating leverage from our increased scale and related cost synergies.
Adjusted EBITDA increased by $68.1 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, for the same reasons above.
We expect Adjusted EBITDA to continue to increase as a result of continued growth in revenue and the realization of additional cost synergies.

Liquidity and Capital Resources
Liquidity
As of September 30, 2021, we had an aggregate gross principal amount of $759.1 million of indebtedness outstanding that will mature in 2021 through 2028, and approximately $59.9 million of availability to borrow under our Revolving Credit Facility. See Note 14 "Convertible Senior Notes and Capped Call Transactions" and Note 15 "Credit Facility" in the notes to unaudited condensed consolidated financial statements included in this Quarterly Report for further information about our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest, repay principal for our level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political, global health-related and other factors, many of which we may not be able to control or influence. Additionally, our cash flows may not be sufficient to allow us to pay interest or repay principal on our outstanding indebtedness.
We have historically relied upon cash and cash equivalents, cash generated from operations, borrowings under credit facilities and issuance of debt for our liquidity needs. As of September 30, 2021, we had cash and cash equivalents of $188.2 million, of which $34.2 million was held in foreign currency denominated cash accounts. Our cash and cash equivalents are managed with the objective of preserving principal and maintaining liquidity while minimizing risk. We also have an undrawn Revolving Credit Facility of $65.0 million, of which approximately $5.1 million is assigned to outstanding but undrawn letters of credit. Our principal cash requirements are to fund business operations and working capital needs, taxes, interest and principal payments, and capital expenditures. Our working capital needs and cash conversion cycle, which is influenced by seasonality and may be negatively impacted as a result of COVID-19, can have large fluctuations due to the timing of receipts from buyers and timing of disbursements to sellers. Additionally, we must continue to reinvest in our business by making capital expenditure investments which tend to be higher in the second half of the year. These impacts from working capital, cash conversion cycle and capital expenditures can significantly impact our cash flows from operating and investing activities and therefore, our liquidity during any period presented.
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
Capital Resources
On April 30, 2021, we completed the SpotX Acquisition, which included cash consideration of $640.0 million, and on July 1, 2021, we completed the SpringServe Acquisition, which included cash consideration of $31.1 million, excluding indemnification holdback.
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At September 30, 2021, the balance of the Convertible Debt was $389.8 million, net of unamortized debt issuance costs of $10.2 million. Accrued interest at September 30, 2021 was $0.5 million.
In conjunction with the issuance of the Convertible Senior Notes, we entered into capped call transactions to reduce the Company's exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Senior Notes. The Company may owe additional cash or shares to the holders of the Convertible Senior Notes upon early conversion if our stock price exceeds $91.260 per share, which is subject to certain adjustments. Although the Company’s incremental exposure to the additional cash payment above the principal amount of the Convertible Senior Notes is reduced by the capped calls, conversion of the Convertible Senior Notes by the holders may cause dilution to the ownership interests of existing stockholders. See Note 14 "Convertible Senior Notes and Capped Call Transactions" in the notes to unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Convertible Senior Notes and the capped call transactions.
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
On June 28, 2021, we entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver") to $65.0 million total, and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. At September 30, 2021, amounts available under the Revolving Credit Facility were $59.9 million, net of letters of credit outstanding in the amount of $5.1 million.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Cash flows provided by (used in) operating activities	$58,000	$(24,038)
Cash flows (used in) provided by investing activities	(675,570)	43,490
Cash flows provided by (used in) financing activities	688,863	(3,280)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(591)	41
Change in cash, cash equivalents and restricted cash	$70,702	$16,213
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
For the nine months ended September 30, 2021, net cash provided by operating activities was $58.0 million compared to net cash used in operating activities of $24.0 million for the nine months ended September 30, 2020. Our operating activities included our net loss of $0.4 million and net loss of $59.3 million for the nine months ended September 30, 2021 and 2020, respectively, which were offset by non-cash adjustments of $36.8 million and $55.6 million, respectively. In the nine months ended September 30, 2021, cash provided by operating activities increased by a net decrease in our working capital of $21.6 million. Net cash used in operating activities for the nine months ended September 30, 2020 was increased by a net increase in our working capital of $20.3 million. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2021 and 2020, our investing activities used net cash of $675.6 million and provided net cash of $43.5 million, respectively. During the nine months ended September 30, 2021 and 2020, we used cash for purchases of property and equipment of $14.0 million and $4.2 million, respectively, and used cash for investments in our internally developed software of $8.5 million and $6.9 million, respectively. During the nine months ended September 30, 2021, we used net cash of $653.1 million to acquire SpotX and SpringServe. During the nine months ended September 30, 2020, we acquired $54.6 million cash in the Telaria Merger.
We believe that cash flows used in our investing activities will continue to increase as a result of investments associated with supporting our overall growth, primarily property and equipment, and internally developed software.
    Financing Activities
Our financing activities consisted of our Convertible Senior Notes offering, amounts borrowed against our Term Loan B Facility, and transactions related to our equity plans.
For the nine months ended September 30, 2021 and 2020, we received net cash of $688.9 million and we used net cash of $3.3 million, respectively, for financing activities. Cash inflows from financing activities for the nine months ended September 30, 2021 included an increase of $400.0 million in proceeds from our Convertible Senior Notes offering, $349.2 million in net proceeds from our Term Loan B Facility, cash proceeds from stock options exercised of $8.7 million and $1.2 million cash proceeds from issuance of common stock from the employee stock purchase plan. These increases for the nine months ended September 30, 2021 were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Senior Notes offering, debt issuance cost payments of $30.4 million and $0.9 million repayment of Term Loan B. Cash outflows from financing activities for the nine months ended September 30, 2020 included payments of $7.8 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2021 other than the short-term operating leases and the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
As of September 30, 2021, our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, operating lease agreements including data centers and cloud managed services that expire at various times through 2030, and indemnification holdback associated with the SpringServe Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
During the three and nine months ended September 30, 2021, we received rental income from subleases totaling $1.0 million and $3.3 million, respectively, and an $1.2 million and $2.5 million amount during the three and nine months ended September 30, 2020, respectively.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at September 30, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of September 30, 2021	$4,093	$18,645	$15,193	$12,868	$7,286	$25,921	$84,006
Convertible Senior Notes	—	—	—	—	—	400,000	$400,000
Interest, Convertible Senior Notes	250	1,000	1,000	1,000	1,000	208	$4,458
Term Loan B (1)	900	3,600	3,600	3,600	3,600	343,800	$359,100
Interest, Term Loan B (2)	5,277	20,803	20,593	20,440	20,174	46,219	$133,506
Operating sublease income	(851)	(3,325)	(3,201)	(3,042)	(253)	—	$(10,672)
Other non-cancelable obligations	2,000	8,467	3,540	229	—	—	$14,236
Total	$11,669	$49,190	$40,725	$35,095	$31,807	$816,148	$984,634
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that will be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 5.75%, which was the rate used as of September 30, 2021 for the associated Credit Agreement.
Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year.
There was no material change to the Company's unrecognized tax benefits in the three months ended September 30, 2021 and we do not expect to have any material changes to unrecognized tax benefits through December 31, 2021.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2021.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds, but may from time to time also include commercial paper, with original maturities of three months or less. Our investments may consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve the value of our cash without significantly increasing risk. Because our cash, cash equivalents, and investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes, however, interest income earned will vary as interest rates change.
We do not have economic interest rate expense exposure on our Convertible Senior Notes due to their fixed interest rate nature. The amount paid upon redemption is not based on changes in any index or changing market rates. It is fixed at 100% of the principal amount of the Convertible Senior Notes plus unpaid interest. Since the Convertible Senior Notes bear fixed rate coupon, we are not exposed to interest rate risk on those notes, however, the fair value of those notes will change as market interest rates change.
We have Term Loan B loans under the Credit Agreement which have a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results would be exposed to potential changes in the underlying base interest rate on that debt if the underlying base interest rate were to reset above the floor on such underlying interest rate.Similarly, the fair value of Term Loan B loans may fluctuate when the underlying base interest rate fluctuates below the floor. As of September 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance or raise debt in the future, and the prevailing price or terms for debt differs from terms in our current debt agreements.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2021, including intercompany balances, would result in a foreign currency loss of approximately $3.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
We completed the SpotX Acquisition on April 30, 2021. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for more information. We are currently integrating SpotX into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the SpotX business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 may exclude SpotX to the extent that they are not yet integrated into our internal controls environment.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2021. However, based on our knowledge as of September 30, 2021, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 12—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A "Risk Factors" of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. The following disclosures do not address all risks that may be important to you as a Magnite stockholder.
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
As part of the consideration for the SpotX Acquisition, we issued to the seller of SpotX 12,374,315 shares of our common stock. In accordance with the terms of a registration rights agreement entered into at the closing of the SpotX Acquisition, the holder of such shares previously elected to require the Company to file a registration statement in order to register such shares for resale by such holder. This request was subsequently withdrawn, but given that the contractual lockup period applicable to such shares has expired, the holder could sell some or all of such shares under available exemptions from registration under federal securities laws. Sales by the former owner of SpotX of its shares of our common stock, or the possibility of such sales, pursuant to an underwritten offering or otherwise, may have an adverse effect on the per share price of our common stock.

The elimination of LIBOR after June 2023 may affect our financial results.
On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate ("SOFR") plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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
The COVID-19 pandemic has in the short-run and may over the longer term adversely affect the economies and financial markets of many countries. Adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America and Europe, where we conduct most of our business, has caused many advertisers to reduce their advertising budgets. For example, recent global supply chain disruptions have negatively impacted certain advertising verticals leading to reductions in advertising budgets. Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. As a result of advertisers reducing their overall advertising spending, our revenue and results of operations have been directly affected. Though our revenue trends improved and stabilized, there can be no assurance that these trends will continue.
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
Additional or unforeseen effects from the COVID-19 pandemic, including indirect effects such as supply chain disruptions, inflation and labor shortages, and the resulting economic distress could implicate or amplify many of the other risks discussed under the heading "Risk Factors" in our periodic reports.

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
Date November 3, 2021