Form 10-K
period 2021-12-31
MAGNITE, INC.
filed 2022-02-23
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-36384
__________________
MAGNITE, INC.
(Exact name of registrant as specified in its charter)
 __________________

Delaware			20-8881738
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1250 Broadway,	15th Floor	New York,	New York
10001
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
	212	243-2769
_
______________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	MGNI	Nasdaq Global Select Market
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 30, 2021, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2021) was approximately $3,560,444,169.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2022
Common Stock, $0.00001 par value	132,272,776

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

MAGNITE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), or SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance; anticipated benefits or effects related to our completed merger with Telaria, Inc. in April 2020 ("Telaria" and such merger the "Telaria Merger"); key strategic objectives, industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business faces include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the Telaria Merger, SpotX Acquisition, SpringServe Acquisition, and other acquisitions;
•our ability to comply with the terms of our financing arrangements;
•restrictions in our Credit Agreement may limit our ability to make strategic investments, respond to changing market conditions, or otherwise operate our business;
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
•the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments;
•the impact of inflation and supply chain issues on the advertising marketplace;
•our CTV spend may grow more slowly than we expect if industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•we may be unsuccessful in our supply path optimization efforts;
•our ability to introduce new offerings and bring them to market in a timely manner and otherwise adapt in response to client demands and industry trends;
•uncertainty of our estimates and expectations associated with new offerings, including the CTV ad server product that we recently acquired in the SpringServe Acquisition and our developing identity solutions;
•we must increase the scale and efficiency of our technology infrastructure to support our growth;
•the emergence of header bidding has increased competition from other demand sources and may cause infrastructure strain and added costs;
•our access to mobile inventory may be limited by third-party technology or lack of direct relationships with mobile sellers;
•we may experience lower take rates, which may not be offset by increases in the volume of ad requests, improvements in fill-rate, and/or increases in the value of transactions through our platform;
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
•failure by us or our clients to meet advertising and inventory content standards;
•the freedom of buyers and sellers to direct their spending and inventory to competing sources of inventory and demand, and to establish direct relationships and integrations without the use of our platform;
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
•our business may be subject to sales and use tax, advertising and other taxes;
•our ability to raise additional capital if needed;
•the impact of our share repurchase program on our stock price and cash reserves;
•volatility in the price of our common stock;
•the impact of negative analyst or investor research reports;
•our ability to attract and retain qualified employees and key personnel;
•costs associated with enforcing our intellectual property rights or defending intellectual property infringement;
•the Capped Call Transactions subject us to counterparty risk and may affect the value of the Convertible Senior Notes and our common stock;
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
Following the Telaria Merger and SpotX Acquisition, we believe that we are the world's largest independent omni-channel sell-side advertising platform ("SSP"), offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
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
On July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for CTV. SpringServe's ad serving technology manages multiple aspects of video advertising, including for CTV publishers, across both programmatic and direct-sold inventory, including forecasting, routing, customized ad experiences, and advanced podding logic. The integration of SpringServe’s ad serving technology with our existing programmatic SSP capabilities provides CTV publishers a holistic yield management solution that dynamically allocates between direct-sold and programmatic inventory to drive value.
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
Identity Solutions
A number of participants in the advertising technology ecosystem have taken or are expected to take action to eliminate or restrict the use of third-party cookies and other primary identifiers that have historically been used to deliver targeted advertisements. We believe that the elimination of third-party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. We believe that our platform and scale position us well to provide the infrastructure and tools needed for a publisher-centric identity model to succeed, and we are already enabling sellers to create audience segments with their first-party data. In addition to actively working with sellers to develop solutions that could leverage their first party data, we are leading industry efforts to create standardized open identity solutions that ensure a smooth transition to a cookieless environment, and offer an alternative to proprietary solutions.
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

How We Generate Revenue
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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager header-bidding product and SpringServe ad server product, which we acquired on July 1, 2021.

Magnite: Competitive Strengths of Our Platform. Key competitive strengths of our platform include:
Leadership in CTV
Our platform has been strategically built to meet the unique requirements of CTV sellers. Many of these sellers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic CTV advertising. For instance, our ad-pod feature provides long-form content sellers with a tool analogous to commercial breaks in traditional linear television, so that they can request and manage several ads at once from different demand sources, in a single ad-pod. In addition, we provide dynamic ad insertion to serve live streaming events, audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
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
Reserve Auctions
A significant portion of premium inventory is purchased and sold through reserve auctions where the seller establishes a direct deal with a buyer or group of buyers, in particular with respect to CTV. These transaction types allow the seller to maintain tighter control over their advertising allocation and are often used by sellers that maintain a direct sales force but still want to experience the benefits of automation to improve pricing, matching, and dynamic ad placement and to automate manual operations such as ad trafficking, quality assurance, and billing and collections. Our capabilities support sales functions rather than replacing them, which eliminates friction in the sales process. Buyers and sellers can also leverage their first-party data assets and third-party data assets in our platform to increase the value of sellers' inventory and the precision of buyers' targeting efforts.
Big Data Analytics and Machine-Learning Algorithms; Bid Filtering
A core aspect of our value proposition is our big data and machine-learning platform that is able to discover unique insights from our massive data repositories. Our systems collect and analyze a myriad of information such as historical clearing prices, bid responses, buyer preferences, ad formats, user location, buyer audience preferences, how many ads the user has seen, browser or device information, and sellers’ first party data about users. Our access to data puts us in a unique position to develop differentiated insights to help both buyers and sellers. Our solution is constantly self-improving as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher-quality matching between buyers and sellers. This data also fuels our bid filtering technology, allowing us to more aggressively block traffic that is not likely to monetize. We believe that our traffic optimization coupled with bid filtering improves return on investment for buyers and increases revenue for sellers, which in turn attracts more buyers and sellers to our platform creating a dual network effect that makes our platform stickier. These capabilities also help us manage the costs associated with the high volumes of ad requests we receive.
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
Integrated Video Ad Server and SSP
On July 1, 2021, we acquired SpringServe, a leading ad serving platform for CTV and online video. The SpringServe ad server manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher, including forecasting, routing, customized ad experiences, and advanced podding logic. Combined with our SSP, the SpringServe ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. This is of particular importance for CTV publishers, who still sell a large percentage of their inventory through their direct sales team. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
Header Bidding and Demand Manager Solutions
We are integrated with all of the major header-bidding standards, including Prebid.org, which we co-founded, as well as the solutions offered by Google and Amazon. We believe the various header bidding alternatives we offer, our buyer reach and scale, our buying efficiency, and our machine-learning capabilities put us in a strong position to compete for seller impressions monetized through header-bidding solutions, and we expect these header bidding solutions to deliver a meaningful volume of impressions. We also provide a software solution called Demand Manager that helps desktop and mobile sellers manage all of their header-bidding advertising inventory, regardless of who wins the impression, for a fee based on a percentage of that advertising spending. We believe that adoption and proliferation of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
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

Magnite: Growth Strategies. The key elements to our long-term growth strategy include:
Focus on CTV
We expect CTV to be the biggest driver of our growth. As streaming video continues to become mainstream and ad-supported models become more prevalent, we believe brand advertisers will continue to shift their budgets from linear television to CTV. We plan to invest significant resources in technology, sales and support related to our CTV growth initiatives. Consistent with this growth objective, in April 2021, we completed the SpotX Acquisition, which we believe resulted in us becoming the largest independent programmatic CTV marketplace, and in July 2021, we completed the SpringServe Acquisition, which added ad server functionality to our platform, enabling us to manage both programmatic and directly sold inventory.
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
Identity Solutions
We believe that the elimination of third party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. As the largest independent supply side platform, we believe we are well positioned to take a leadership position in advancing this shift and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions. In furtherance of this goal, in December 2021, we acquired Nth Party, Ltd. (“Nth Party”), a developer of cryptographic software for secure audience data sharing and analysis.
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
Increasing Seller Inventory
In order to increase the transaction volume on our platform we are continuously looking to add new high quality sellers to our platform and to expand our existing relationships with sellers to increase our share of their inventory, in particular in the CTV and OTT space where inventory is controlled by fewer sellers. Our plan for increasing our inventory volumes includes establishing and deepening our direct relationships with sellers, including through custom integrations, expanding our seller tools, capitalizing on our omni-channel capabilities and leveraging our header bidding integrations, including through Demand Manager. In addition, our acquisition of the SpringServe ad server provides us with access to inventory that is directly sold by a publisher's sales force by enabling a unified auction that selects an ideal ad set, considering both direct and programmatic deal priority and yield.
Expand our International Footprint
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
Continue to Innovate and Enhance our Platform
We are working on a number of platform innovations and enhancements designed to improve the value to our clients. We intend to invest in new features that facilitate the creation of first-party publisher segments, improve upon our traffic optimization and bid filtering, enhance our brand safety controls, and help sellers to optimize their yield across both programmatic and directly sold inventory.

Technology and Development
To support a majority of our non-CTV transactions, we have developed a globally distributed infrastructure hosted at data centers in the U.S., Europe, and Asia that run our proprietary software. Our CTV transactions run primarily on a hybrid infrastructure. These two approaches optimize the type of traffic we handle - hosted data centers for high-frequency, low-latency transactions and cloud-supported for lower frequency transactions subject to more volatile viewing patterns, for example CTV prime-time viewing spikes.
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

Sales and Marketing
We market our solution to buyers and sellers through global sales teams that operate from various locations around the world. These teams leverage market knowledge and expertise to demonstrate the benefits of advertising automation and our solution to buyers and sellers. We deploy a professional services team with each seller integration to assist sellers in getting the most value from our solution. Our buyer team, which is separately managed, focuses on collaborating with and increasing spend from DSPs, agencies, and brands, and our client services teams work closely with clients to support and execute campaigns. Our marketing initiatives are focused on managing our brand, increasing market awareness, and driving advertising spend to our platform. We often present at industry conferences, create custom events, and invest in public relations. In addition, our marketing team advertises online, in print, and in other forms of media, creates case studies, sponsors research, writes whitepapers, publishes marketing collateral, generates blog posts, and undertakes client research studies.

Competition
Our industry is highly competitive. Overall digital advertising spending is highly concentrated in a small number of very large companies that have their own inventory, including Google, Facebook, Comcast, Verizon, AT&T and Amazon, with which we compete for digital advertising inventory and demand. These companies are formidable competitors due to their huge resources and direct user relationships, and will likely become even more dominant as third-party cookie use decreases. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, video ad servers, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and buyers are increasingly demanding more transparency and lower transaction costs and establishing relationships directly with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. In addition, we believe we enjoy a number of competitive strengths, as further detailed above.

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
Culture
We strive to build a culture that is high-performing and results-oriented while emphasizing transparency, collaboration and innovation. Our recruitment team seeks individuals that are committed to seeing the big picture and being catalysts of change. We ask our employees to empower others, make a difference and ensure our company is a great place to work, not just a "job."
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
Employee Wellness and Safety
Due to the COVID-19 pandemic, our global workforce maintained a work from home policy for the entirety of 2021. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down. We anticipate returning to our offices in spring 2022.
We recognize that stressful circumstances require us to provide additional care for our employees. We encourage our employees to focus on mental health by providing quarterly mental health days, a global employee assistance program, and a digital platform with access to live classes and discussions supporting wellness.
Conduct
We are committed to promoting high standards of honest and ethical business conduct and compliance in alignment with our cultural values. We do not tolerate harassment or discrimination. Our employees are required to take annual harassment and discrimination training as well as acknowledge our Code of Business and Ethics Policy.
As of December 31, 2021, we had 876 full-time employees.

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
Buyers
On the buy-side of our business, we maintain close relationships with brand advertisers and agencies, as well as the technological intermediaries through which they transact on our platform, principally DSPs.
These DSPs are directly connected to our technology through server-to-server integrations and are responsible for bidding on and purchasing advertising inventory on our platform pursuant to master service agreements. We have relationships with almost all of the major DSPs, and because there are relatively few of them, each of these relationships is important to us and represents a source of demand that could be difficult for us to replace.
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
While the DSP is directly responsible for purchasing advertising inventory programmatically through our platform, the overall direction of an advertising campaign is typically determined by the advertiser or advertising agency that has engaged the DSP. For certain reserve auctions, the specific parameters of a campaign may be negotiated directly with the advertiser or agency without involvement of a DSP.
In addition to transacting through DSPs, we also offer brands and agencies the ability to access our platform directly on a managed service basis through the use of insertion orders. For these campaigns, our team of specialists manages the delivery and execution of the campaign according to an agreed set of objectives with the advertiser or agency, at a negotiated fixed price.
Accordingly, in order to increase the amount of spend transacted on our platform, and in furtherance of our SPO efforts, we must maintain close relationships directly with brand advertisers and agencies as well as with DSPs.

Geographic Scope of Our Operations
The growth of programmatic advertising is expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We face staffing challenges, including difficulty in recruiting, retaining, and managing a diverse and distributed workforce across time zones, cultures, and languages. These challenges have been exacerbated by the COVID-19 pandemic and the varying approaches of local governments. We must also adapt our practices to satisfy local requirements and standards (including differing privacy requirements that are sometimes more stringent than in the U.S.), and manage the effects of global and regional recessions and economic and political instability. Transactions denominated in various non-U.S. currencies expose us to potentially unfavorable changes in exchange rates and added transaction costs. Foreign operations expose us to potentially adverse tax consequences in the United States and abroad and costs and restrictions affecting the repatriation of funds to the United States. For detailed information regarding our revenue and property and equipment, net by geographical region, see Note 4 and Note 7 of the "Notes to Consolidated Financial Statements."

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
The use and transfer of personal data in the European Economic Area ("EEA") member states and the United Kingdom (“UK”) is currently governed by the General Data Protection Regulation and the UK General Data Protection Regulation (the "GDPR" and "UK GDPR"). The GDPR and UK GDPR set out higher potential liabilities for certain data protection violations and establish significant new regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the EEA and UK. While data protection authorities have started to clarify certain requirements under GDPR and UK GDPR, significant uncertainty remains as to how the regulation will be applied and enforced.
In addition to the GDPR and UK GDPR, a number of new privacy regulations will or have already come into effect. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This law imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new law, titled the California Privacy Rights Act ("CPRA") recently passed as a ballot initiative in California and will impose additional notice and opt out obligations on the digital advertising space. This law, which will take effect in January 2023, will cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. These ambiguities and resulting impact on our business will need to be resolved over time. In addition, other privacy bills have been introduced at both the state and federal level. Certain international territories are also imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
Further, the European Union is expected to replace the EU ePrivacy Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation impose fines for violations that are materially higher than those imposed under the ePrivacy Directive.
The GDPR and UK GDPR also prohibit the transfer of personal data of EU and UK subjects outside of the EEA and the UK, unless the party exporting the data from the EU or UK implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have historically relied on certain compliance mechanisms that have since been invalidated, and had to shift our business practices to rely on other legally sufficient compliance measures. However, guidance on exactly what measures must be taken to allow the lawful transfer of personal data to the United States remains unclear. While we will interpret the guidance and continue to explore the additional measures that can be implemented to protect personal data that is transferred to us in the United States, we remain subject to regulatory enforcement by data protection authorities located in the EU, UK and the United States. By relying on these compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, to the extent any new guidance emerges to these compliance measures, it could further invalidate our approach to data export from the EEA and UK. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure.
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

Seasonality
Our advertising spend, revenue, cash flow from operations, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of buyer spending. For example, many buyers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarter than in other quarters.

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
Risks Related to Recent Mergers and Acquisitions
We may not be able to achieve anticipated cost savings or other anticipated benefits of the Telaria Merger, SpotX Acquisition and other acquisitions.
While the integration of Telaria, SpotX, and other recently acquired companies into our core business is well underway, the ultimate success of the these transactions will depend, in part, on our ability to continue to successfully integrate such companies with our business and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from such transactions in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of our solutions by, buyers and sellers of advertising inventory. If we are unable to achieve these objectives within anticipated time frames, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline. We may fail to realize some or all of the anticipated benefits of the acquisitions if the integration process takes longer than expected or is more costly than expected. The integration of Telaria, SpotX and other recently acquired companies with our business may result in material challenges, including, without limitation:
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
•consolidating corporate and administrative infrastructures and technology platforms and eliminating duplicative operations, including unanticipated issues in integrating technology, communications and other systems;
•managing new products that we have not historically offered, such as the SpringServe ad server product, and which may require us to abide by different business rules with respect to data privacy and segmentation;
•coordinating geographically separate organizations; and
•unforeseen expenses or delays associated with the acquisition.
Many of these factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or cost synergies, and other adverse impacts, which could materially affect our financial position, results of operations and cash flows.
Any acquisitions we undertake may disrupt our business, adversely affect operations, dilute stockholders, and expose us to costs and liabilities.
Acquisitions have been an important element of our business strategy, and we may pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, which may include the following:
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
•we may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, income or other taxes and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;
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
We also implemented a mandatory COVID-19 vaccination policy for our U.S. based employees, pursuant to which our U.S. based employees will have to provide proof of vaccination by March 1, 2022, subject to medical and religious exemptions. This policy may have an adverse effect on our ability to recruit, retain, and maintain relations with our employees.
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
SPO refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. There are a number of criteria that buyers use to evaluate supply partners. While we believe we are well positioned to benefit from supply path optimization in the long run as a result of our transparency, our pricing tools, which reduce the overall cost of working with us, our broad and unique inventory supply across all channels and formats, buyer tools such as traffic shaping that reduce the cost of working with us, and our brand safety measures, we compete for demand with a number of well-established companies, and buyers have not always embraced our offering due to various factors.

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
Some of our product offerings require significant upfront investments, have long on-boarding and ramp-up periods, and may not be successful.
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
If we are unable to improve the efficiency and effectiveness of our current header bidding solution and installations, we may not fully offset these increased infrastructure costs, and we will not be able to take full advantage of the opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of inventory. In addition, our success in monetizing impressions through header-bidding solutions is dependent on the interoperability of our platform with proprietary header-bidding solutions, some of which are owned by our competitors. As a result, we may be susceptible to evolution in technology and changes in business practices by the owners of such header-bidding solutions that we cannot predict.
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards unifying demand may become more prevalent in the future. We plan to address this, in part, through our recent acquisition of SpringServe, which allows us to offer a unified demand solution by integrating ad serving technology with our existing programmatic SSP capabilities. However, this is a new offering and it may not be adopted by clients, or such clients may adopt competing solutions. If we are not able to effectively offer or adapt our technology to such solutions in this or any other manner, or if their adoption results in increased competition for CTV inventory, we may have reduced opportunities or it may be more costly to monetize this inventory, which would negatively affect our results.
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
Our belief that there is significant and growing demand for reserve auctions may be inaccurate, and we may not realize a return from our investments in that area.
We believe there is significant and growing demand for reserve auctions, where publishers establish direct deals or private marketplaces with select buyers, and we have made significant investments to meet that demand and grow our market share of reserve auctions. Currently, the majority of CTV transactions are executed through reserve auctions and we expect reserve auctions to grow as a percentage of revenue in mobile and desktop as well. Additionally, we expect our Demand Manager solution to serve as a tool for increasing the prevalence of reserve auction in desktop and mobile. Reserve auctions may involve lower fees than we can charge for OMP, which may not be fully offset by anticipated higher CPMs. In some cases, we have experienced fee pressure as we have built out our reserve auction offering, and we expect this fee pressure to increase as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enable reserve auctions. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our reserve auction offerings on our results of operations may be offset or negated if reserve auctions cannibalize our open marketplace transaction volumes, by similar offerings from our competitors, or through other adverse developments.
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
We generate revenue through our platform on a transactional basis where we are paid by a publisher each time an impression is monetized on our platform. Typically, this fee is structured as a percentage of advertising spend that the publisher receives for its inventory. Our take rate varies by publisher and transaction type. For instance, our take rate tends to be lower for reserve auctions compared to open auctions, and tends to be lower on CTV transactions compared to other channels. Additionally, take rates tend to be higher for our managed service business where we are responsible for delivering a campaign at a fixed price. We may also negotiate lower take rates with large sellers to win additional business or share of inventory, in particular in CTV.
As a result of these factors, even if we are able to accurately forecast the anticipated total advertising spend transacted by buyers across our platform, we may have limited visibility regarding the revenue or Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") we will generate. Any decrease in our take rate could cause our revenue and Revenue ex-TAC to decrease notwithstanding an increase in the total spend transacted through our seller platform.
We have a history of losses and we face many risks that may prevent us from achieving or sustaining profitability in the future.
We reported net income of $0.1 million, and net losses of $53.4 million, and $25.5 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $394.5 million. We have implemented strategic plans designed to improve our financial performance and continue to increase revenue, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
Notwithstanding these measures, and in light of the overall decline in advertising spend experienced in 2021, revenue may continue to decrease due to competitive pressures, maturation of our business, or other factors, and additional cost-reduction measures may be required even as we must continue to increase investment in technology in response to industry developments and to retain competitiveness. We may not be able to sustain growth or to achieve or sustain profitability in the future.
Our business and the businesses of our advertiser clients may be subject to sales and use tax, advertising and other taxes.
The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services generally are not subject to sales tax unless specifically enumerated. Advertising services are considered a service and are generally not subject to sales and use tax, except in a few states. For example, Maryland recently adopted a tax on gross revenues from digital advertising. While the law has already been challenged, if the law takes effect and we are subject to the tax, it would increase our cost of doing business. Other states may look to follow suit and tax either digital advertising or other goods or services. In addition, the continual evolution of our services and the expansion of our business offerings may further complicate the determination of the sales taxability of our services in certain jurisdictions.
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

Risks Related to Financing Arrangements
Our financing of the SpotX Acquisition significantly increased our leverage, which may put us at greater risk of defaulting on our debt obligations and limit our ability to conduct necessary operating activities, make strategic investments, respond to changing market conditions, or obtain future financing on favorable terms.
We financed the cash portion of the SpotX Acquisition consideration in part through borrowings under the Credit Agreement. The Credit Agreement provides for a $360.0 million Term Loan B Facility and a $65.0 million Revolving Credit Facility. As part of Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes.
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
Conversion of our Convertible Senior Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Senior Notes, or may otherwise depress the price of our common stock.
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of common stock upon conversion of any of the Convertible Senior Notes. The Convertible Senior Notes are not currently convertible but may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Senior Notes into shares of our common stock could depress the price of our common stock.
The Capped Call Transactions may affect the value of the Convertible Senior Notes and our common stock.
In connection with the pricing of the Convertible Senior Notes, we entered into Capped Call Transactions with certain counterparties. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call Transactions, financial institutions or their respective affiliates likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Senior Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities in secondary market transactions prior to the maturity of the Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of Convertible Senior Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Senior Notes.
The potential effect, if any, of these transactions and activities on the price of our common stock or the Convertible Senior Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Convertible Senior Notes (and as a result, the amount and value of consideration that a holder would receive upon conversion of any Convertible Senior Notes) and, under certain circumstances, a holder’s ability to convert his or her Convertible Senior Notes.
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
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of the Convertible Senior Notes will be entitled to convert their Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
Provisions in the indenture for the Convertible Senior Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the Convertible Senior Notes, holders of the Convertible Senior Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Senior Notes. In addition, if a "make-whole fundamental change" (as defined in the Indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Senior Notes for a holder that elects to convert its Convertible Senior Notes in connection with such make-whole fundamental change.
Furthermore, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Senior Notes. These and other provisions in the Indenture could deter or prevent a third party from acquiring the Company even when the acquisition may be favorable to our stockholders.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Various macro factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, the occurrence of a pandemic or other health crisis, supply chain challenges, instability in political or market conditions generally, imposition of digital service and advertising taxes, and any changes in favorable tax treatment of advertising expenses and the deductibility thereof.
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
Internet users can, with increasing ease, implement practices or technologies that may limit our ability, or that of our sellers, buyers and business partners, to collect data. For example, users may delete or block the use of the cookies used to collect data, including through their browser or mobile device settings. Internet users may also download "ad blocking" software that prevents certain cookies from being stored on a user’s computer or mobile device, including to prevent the display of targeted advertisements. In addition, many device manufacturers and search and operating systems are increasingly promoting features that allow users to disable the collection of data. For example, Apple recently announced that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement may have a substantial impact on the mobile advertising ecosystem and could harm growth in this channel. User privacy features of other channels of programmatic advertising, such as CTV or over-the-top video, are also still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

In addition, new laws and regulations, such as the GDPR, UK GDPR, and CCPA, restrict the ability to collect and process certain types of user data, including, in the case of GDPR and UK GDPR, requiring user consent or another legal basis in order to collect or process personal data and, in the case of CCPA, giving the user a right to opt out of the sale of their personal data. To the extent sellers are unable to obtain valid consent or otherwise provide a legal basis for collecting and processing personal data, it would impair the ability to deliver targeted advertisements on their inventory.
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
Industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other identifiers, and we expect the use of third-party cookies to be largely phased out by 2023. For instance, Google has announced plans to fully eliminate support for third-party cookies, while Apple has further restricted the use of mobile identifiers on its devices. In the absence of third-party cookies, it is possible that these or other companies in our ecosystem may rely on proprietary algorithms or statistical methods to track web users without cookies, or may utilize log-in credentials entered by users, to track web usage, including usage across multiple devices, without cookies. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. While these new identification solutions will likely provide some level of consistency and compatibility with our platform, they are unreleased and unproven, and will require substantial development and commercial changes for us to support. There is also further risk that the changes will disproportionately benefit the owners of these platforms or the large walled gardens that have access to large amounts of first party data. Even if cookies are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace cookies with these new technologies. This may also diminish the quality or value of our services to buyers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from cookies.
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
Many local, state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for or implemented new regulation directed at the digital advertising industry in particular. For example, California, Colorado, and Virginia have all adopted laws targeting digital advertising, and we expect to see more states and the FTC regulate the collection and use of data to target advertisements and communicate with consumers. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
Various federal privacy bills have been introduced in the U.S. Congress recently. Any federal privacy law would likely place significant restrictions on the collection and use of certain types of data used for behavioral advertising. Even without federal privacy legislation, the FTC retains rulemaking authority that could affect our business. The FTC has already adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information (including certain device information such as persistent identifiers) by operators of websites and other online services that are directed to children or that otherwise use (for certain purposes) information collected from or about children, and has announced its intention to look into much broader rulemaking of targeted advertising.
At the state level, California recently passed two privacy laws broadly regulating business’ processing of personal information, the California Consumer Privacy Act of 2018 ("CCPA") and the California Privacy Rights Act ("CPRA"). The CCPA, which went into effect on January 1, 2020, is the most comprehensive data privacy regulation to date in the United States, The CCPA defines personal information in a way that captures the types of data that we collect, such as device identifiers and IP addresses. Under the CCPA, California residents have new privacy rights (including rights of access and deletion), which bear similarity to some of the data subject rights granted to EEA and UK residents under the GDPR and UK GDPR. In addition, the CCPA gives California residents the right to opt-out of the sale of their personal information or to opt in to such sales, in the case of data relating to minors. The CCPA defines "sale" broadly, which could be interpreted to include typical advertising technology activities; this opt-out right may impact the ability of ad tech companies to provide services to their customers. The law establishes a new privacy framework for covered businesses, imposing additional compliance obligations on sellers and ad tech companies. Interpretation of the requirements remains unclear The California Attorney General issued final regulations implementing the CCPA that became enforceable in 2020 as well as a summary of enforcement actions in 2021. Both those regulations and the enforcement actions released to date reflect a focus on online advertising.
The recently-passed CPRA will take effect in January 2023 and will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for sharing information for behavioral advertising purposes and for certain uses of sensitive information. It also creates a new privacy agency known as the California Privacy Protection Agency (or CPPA) and gives that agency broad rule making authority to issue regulations that could have additional impacts on our business. The CPRA, like the CCPA, will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
Two other states -- Virginia and Colorado -- have recently adopted laws that impose obligations that are similar to the CCPA and CPRA, and these laws may precipitate additional privacy regulation by federal, state, and local governments, which may increase our compliance costs and strain our technical capabilities, and which may conflict with each other. If we are unable to comply with these laws in the future, we may be subject to regulatory or private investigations, and if we are unable to use information for behavioral advertising as we have in the past, our business could be materially affected.
In the European Economic Area ("EEA") and the United Kingdom ("UK"), the General Data Protection Regulation, Regulation (EU) 2016/679 ("GDPR") and UK General Data Protection Regulation ("UK GDPR") respectively treat much of the end-user information that is critical to programmatic digital advertising as "personal data", subject to significant conditions and restrictions on its collection, use, transfer and disclosure. Without this end-user information, the value of programmatic advertising inventory diminishes, resulting in lower demand and prices, and potentially less advertising spend and revenue for us and other industry participants. If European sellers react by choosing to monetize their content through non-advertising-based methods (such as paid subscriptions), or reduce use of personal data subject to the GDPR and UK GDPR in order to reduce compliance cost and risk, the volume and value of impressions available through our exchange would decrease, with potentially significant adverse consequences for our business.
The GDPR and UK GDPR also set out higher potential liabilities for certain data protection violations and create a greater compliance burden for us in the course of delivering our solution in Europe. Compliance stakes are high because penalties for violation of the law can reach up to the greater of 20 million Euros (GDPR)/£17.5 million (UK GDPR) or 4% of total worldwide annual turnover (revenue). Moreover, the regulatory climate in Europe, in particular, has grown increasingly unfavorable and we anticipate increased regulatory scrutiny on the digital advertising industry as a whole.
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
The GDPR and UK GDPR impose strict requirements for transferring personal data from the European Economic Area and United Kingdom to the United States and other countries, and regulatory guidance and case law on international transfers is continually evolving; this increases uncertainty and may require us to change our EEA and UK data practices and/or change our technology solution or business model, which may in turn adversely effect demand for our solution.
The GDPR and UK GDPR generally prohibit the transfer of personal data of EEA and UK subjects outside of the European Economic Area and the UK to countries whose laws do not ensure an adequate level of protection, unless a lawful data transfer solution has been implemented. On July 16, 2020, in a case known as "Schrems II," the Court of Justice of the European Union ("CJEU") ruled on the validity of two of the primary data transfer solutions. The first method, EU-U.S. Privacy Shield operated by the U.S. Department of Commerce, was declared invalid as a legal mechanism to transfer data from the EEA and UK to the U.S. As a result, despite the fact that we have certified our compliance to the EU-U.S. Privacy Shield, this mechanism cannot be used as a lawful means to transfer EEA and UK data to us in the U.S. For the time being, the Department of Commerce continues to operate the EU-U.S. Privacy Shield, however, and if we fail to comply with the Privacy Shield requirements, we risk investigation and sanction by U.S. regulatory authorities, including the Federal Trade Commission. Such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties.
The second mechanism, Standard Contractual Clauses ("SCCs"), an alternative transfer measure that we also offer to our EEA and UK customers for extra-EEA and UK data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that EEA and UK organizations seeking to rely on the SCCs to export data out of the EEA and UK to ensure the data is protected to a standard that is "essentially equivalent" to that under the GDPR and the UK GDPR including, where necessary, by taking "supplementary measures" to protect the data. It remains unclear what "supplementary measures" must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EEA and UK data protection authorities may determine that there are no effective supplementary measures that can legitimize data transfers from the EEA and the UK to the U.S. For the time being, we will rely on SCCs for transfers of EEA and UK personal data to the U.S. and explore what "supplementary measures" can be implemented to protect such personal data that is transferred to us in the United States.
With respect to UK data transfers, the UK Information Commissioner has recently published a consultation on appropriate safeguards to enable the transfer of personal data from the UK to international countries, including the US. The findings of this consultation have not yet been published, and may require us to implement new contracts, change our practices, or take additional protective measures, to permit our international data transfers to continue.
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
In 2018, IAB Europe released a tool, the Transparency and Consent Framework (the "TCF"), in order to assist sellers, advertisers and advertising technology providers, with the process of obtaining consent from end users in accordance with the ePrivacy Directive and GDPR.
There is currently significant uncertainty whether the TCF (or any other) consent tool is acceptable to regulators as an appropriate mechanism to provide transparency and establish lawful grounds for processing. In particular, the Belgium data protection authority has recently found that consents obtained under the current form of the TCF are not valid, which may require us to change our implementation of the TCF or to implement additional or alternative measures to obtain consent from end users in order to satisfy the requirements of the ePrivacy Directive and GDPR.
In the US, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Technical signals like "Do Not Track" have garnered renewed interest recently. In California, the

CCPA regulations require companies to honor browser-based or similar universal opt out mechanisms known as global privacy controls or GPC. Both the CPRA and the new Colorado law will statutorily require companies to honor these universal opt out signals.
Legal standards and regulatory guidance will continue to evolve. National regulators in the UK and EU are evolving their guidance on the use of advertising technologies and compliance with the GDPR and ePrivacy Directive. This guidance may be burdensome or inconsistent across countries, and present challenges to the way we operate. Widespread adoption of technical controls like GPC may impact our ability to show targeted ads to large swaths of consumers. Some regulators are undertaking enforcement investigations into advertising technology companies, and the outcome of these investigations may present risks to our business.
As a result of all of the factors set forth above, our or our clients’ ability to serve target advertisements may become significantly impaired or complicated in certain jurisdictions.
In Europe, it remains unclear whether certain legal bases for data processing are permitted for behavioral advertising.
The GDPR sets forth six alternative legal bases for processing personal data, but only two are relevant to ad tech: consent by the data subject and "legitimate interests," which means that "processing is necessary for the purposes of the legitimate interests pursued by the controller or by a third party, except where such interests are overridden by the interests or fundamental rights and freedoms of the data subject." Like many other ad tech vendors, we generally rely upon legitimate interests for certain of our activities. There is minimal guidance on the factors that would override any legitimate interest for processing.
In a decision dated February 2, 2022 against IAB Europe, the Belgian data protection authority ruled that ad tech vendors who participate in the TCF in its current form cannot rely on legitimate interests as their lawful basis for processing. If IAB Europe does not appeal this decision, then it must submit proposals to remediate the TCF within a period of two months to the Belgian data protection authority and, if those proposals are approved by the Belgian authority, implement them within a further six-month period. At this time, it is not known what form such remediation proposals might take, how any such proposals might impact Magnite, nor whether IAB Europe will appeal the decision of the Belgian data protection authority. It is further possible that other EU or UK regulators or courts may follow the Belgian authority's decision and also conclude that the processing of personal data for the purposes of behavioral advertising does not satisfy the legitimate interests of the controller, or that such interests do not outweigh the privacy rights of end users, even with respect to ad tech parties that only collect pseudonymous personal data. Unavailability of this basis for processing end users’ personal data would require us to obtain end-user consent for processing under the GDPR and UK GDPR, which may not be possible for us, or other ad tech intermediaries, without changes to our business that would be difficult, time-consuming, expensive, and perhaps unattainable. These complexities are compounded by the ability of different national and state governmental authorities across the EU and UK to adopt differing interpretative and enforcement approaches to the law.
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
The buyers and sellers engaging in transactions through our platform impose various requirements upon each other, and they and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. Though we contractually require buyers and sellers to abide by relevant laws, rules and regulations, as well as restrictions by their counterparties, when transacting on our platform, we do not control the content of the advertisements that we serve or the content of the websites providing the inventory, and there are many circumstances in which it is difficult or impossible for us to monitor or evaluate the compliance of our buyers and sellers. If buyers or sellers fail to abide by relevant laws, rules and regulations, or contract requirements, we could potentially face liability for such misuse.
In addition, both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of brand security. Buyers increasingly require us to accept liability for inventory quality and sellers increasingly require us to accept liability for ad content. Consequently, our reputation depends in part on providing services that our buyers and sellers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by our buyers and sellers and actively monitor inventory against our quality guidelines. Despite such efforts, we may provide access to inventory that is objectionable to our buyers or serve advertising that contains objectionable content, which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations. Furthermore, we may receive public pressure to discontinue working with certain sellers or buyers on our platform and our determination whether to continue or cease working with a given client may subject us to reputational risk.
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
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. In 2021 there were two buyers of advertising inventory that indirectly contributed to approximately 36% of revenue through their buying activity from sellers on our platform. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers and make it harder to differentiate ourselves from our competitors. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.
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
Attracting new buyers and sellers and increasing our business with existing buyers and sellers involves substantial time, expense, and personnel investments, and we may not be successful in our efforts. This is particularly true with respect to our managed service business, which relies on direct relationships with advertisers, and is therefore more resource intensive. We may spend substantial time and effort educating buyers and sellers about our offerings, including providing demonstrations and comparisons against other available solutions. This process can be costly and time-consuming, and is complicated by us having to spend time integrating our solution with software of buyers and sellers. Because our solution may be less familiar in some markets outside the United States, the time and expense involved with attracting, educating and integrating buyers and sellers in international markets may be even greater than in the United States. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected. In addition, because of competitive market conditions and negotiating leverage enjoyed by large buyers and sellers, we are sometimes forced to choose between loss of business or contracting on terms that allocate more risk to us than we would prefer to accept.
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
We must operate our technology infrastructure without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure, changes are made to sellers' or buyers' software interfacing with our solution, or as we further integrate acquired technologies. Errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Such errors or failures could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them. We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack of confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays, or the cessation of our business.
Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control or on servers owned and operated by cloud-based service providers. We rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads. In addition, our systems interact with systems of buyers and sellers and their contractors. Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. Moreover, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. Further, because our Los Angeles office and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems. Malfunction or failure of our systems, or other systems that interact with our systems, or inaccessibility or corruption of data, could disrupt our operations and negatively affect our business and results of operations to a level in excess of any applicable business interruption insurance, result in potential liability to buyers and sellers, and negatively affect our reputation and ability to sell our solution.
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
We are a technology-driven company and it is imperative that we have highly skilled computer scientists, data scientists, engineers and engineering management to innovate and deliver our complex solutions. Increasing our base of buyers and sellers depends to a significant extent on our ability to expand our sales and marketing operations and activities, and our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Appropriately qualified personnel can be difficult to recruit and retain, especially in light of the current recruiting and work environment resulting from the COVID-19 pandemic. In particular, it may be difficult to find qualified sales personnel in international markets, or sales personnel with experience in emerging segments of the market. Furthermore, we recently announced a mandatory vaccine policy for employees in certain jurisdictions. These requirements may make it difficult to retain or hire certain individuals going forward. Skilled and experienced management is critical to our ability to achieve revenue growth, execute against our strategic vision and maintain our performance through the growth and change we anticipate.
Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, and management personnel, and competition for employees with experience in our industry can be intense, particularly in New York, California, Denver, London and Sydney, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. None of our officers or other key employees have an employment agreement for a specific term, and any of such individuals may terminate his or her employment with us at any time.
In addition, in connection with its recent acquisitions, the Company entered into certain retention compensation packages. As such agreements expire, it may be more difficult to retain such individuals or we may need to enter into new retention arrangements.
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
At December 31, 2021, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $486.1 million, state NOLs of approximately $285.2 million, foreign NOLs of approximately $30.2 million, federal research and development tax credit carryforwards of approximately $0.4 million, and state research and development tax credit carryforwards of approximately $8.0 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2016 subjecting the federal and state NOLs to annual limitations that have expired. Additionally, the Company had an ownership change in January 2008 resulting in not material limitation of federal and state NOLs under Section 382 of the Code and comparable state income tax laws. Moreover, not material federal and state NOLs and federal research and development tax credits were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 and 383 of the Code and comparable state income tax laws. Also, prior to the merger, Telaria acquired corporations with pre-acquisition NOLs that are subject to limitation under Section 382 of the Code and comparable state income tax laws.
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
The elimination of LIBOR after June 2023 may affect our financial results
On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate ("SOFR") plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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
We cannot guarantee that our share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.
In December 2021, our board of directors approved a share repurchase program, under which we are authorized to purchase up to $50.0 million of our common stock over the twelve month period commencing December 10, 2021, $44.0 million of which remained available for future repurchases as of December 31, 2021. The share repurchase program allows us to repurchase our common stock using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions, other opportunities that we may have for the use or investment of our capital and other factors. The share repurchase program does not obligate us to repurchase any particular amount of common stock and may be suspended, modified or discontinued at any time at our discretion. We intend to finance the share repurchase program through cash on hand. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in New York, New York, where we occupy office space totaling approximately 41,946 square feet under a lease that expires in 2030. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities.
We also have an office in Los Angeles under a lease that expires in 2031 that is approximately 38,754 square feet and lease additional offices and maintain data centers in other locations in North America, South America, Europe, Australia, and Asia. We believe that our current facilities are adequate to meet our current needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2021. However, based on our knowledge as of December 31, 2021, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
Holders of Record
    As of February 14, 2022, there were approximately 55 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
    We have never declared or paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    Common stock repurchases during the quarter ended December 31, 2021 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 - October 31, 2021
Employee transactions(1)	—	$—	—	$—
November 1 - November 30, 2021
Employee transactions(1)	288	$22.47	—	$—
December 1 - December 31, 2021
Repurchase program(2)	349	$17.20	349	$43,993
Employee transactions(1)	1	$17.13	—	$—
	638		349
(1) Upon vesting of most restricted stock units or stock awards, we are required to deposit minimum statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock.
(2) Our Board of Directors approved a share repurchase program (the "Program") under which the Company is authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. Shares repurchased under the Program in the quarter ended December 31, 2021 have been accounted for as treasury stock in the consolidated balance sheets. The average price paid per share purchased under the Program including broker commission costs.

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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2016 and December 31, 2021, with the comparative cumulative total returns of the S&P 500 Index, Nasdaq, Internet Index, S&P Internet Select Industry Index and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

880
860
840
820
800
780
760
740
720
700
680
660
640
620
600
580
560
540
520
500
480
460
440
420
400
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
12/30/2016
2/22/2017
4/12/2017
6/2/2017
7/24/2017
9/12/2017
10/31/2017
12/20/2017
2/12/2018
4/4/2018
5/23/2018
7/13/2018
8/31/2018
10/22/2018
12/12/2018
2/4/2019
3/26/2019
5/15/2019
7/5/2019
8/23/2019
10/14/2019
12/3/2019
1/24/2020
3/16/2020
5/5/2020
6/24/2020
8/13/2020
10/2/2020
11/20/2020
1/13/2021
3/5/2021
4/26/2021
6/15/2021
8/4/2021
9/23/2021
11/11/2021
Magnite
NASDAQ QNET
S&P Internet
NYSE
Russel 2000
S&P

Item 6. Reserved

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

Overview and Trends
    See "Item 1. Business" for an overview of our business, the industry in which we operate, and important industry trends.
Recent Developments
Telaria Merger, SpotX and SpringServe Acquisitions
On April 1, 2020, we completed the Telaria Merger, and on April 30, 2021, we completed the SpotX Acquisition. These transactions were transformative and have resulted in what we believe to be the world’s largest independent sell-side advertising platform and ad server, with scale, capabilities, and solutions exceeding those offered by competitors. We offer a single partner for transacting CTV, desktop display, video, audio and mobile inventory across all geographies and auction types.
As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, these transactions have strategically positioned us to take advantage of this trend, and we believe that CTV will be our biggest growth driver in future periods.
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We expect some of those increases to be offset by cost saving activities that began in the second quarter of 2021 and continue to be in process. We are targeting in excess of $35 million in run-rate operating cost synergies over a two year period. As of December 31, 2021, we have achieved more than half of our cost synergy target on a run-rate basis.
The SpringServe Acquisition, which we completed in July 2021, expanded our video and CTV offering to include ad server functionality in addition to our programmatic SSP capabilities. The SpringServe ad server manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher, including forecasting, routing, customized ad experiences, and advanced podding logic. Combined with our SSP, the SpringServe ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. This is of particular importance for CTV publishers, who still sell a large percentage of their inventory through their direct sales team. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
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
During the first half of 2021, revenue from a number of advertising categories returned to pre-COVID spending levels, while certain categories including travel, auto, and entertainment remained below pre-COVID spending levels. In the second half of 2021, we continued to see lower levels of spending in travel and auto, in part due to global supply chain disruptions, and also faced challenges due to government stay-at-home orders in certain markets such as Australia. These factors were exacerbated by the spread of the Omicron variant in December 2021, which resulted in renewed macro-economic challenges. We expect such challenges to persist through the first quarter of 2022 and it is possible that they will increase in scope.
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
2021 Channel Trends
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop, and each of these channels will continue to represent a meaningful portion of our revenue in future periods. We track the breakdown of revenue across channels to better understand how our clients are transacting on our platforms, which informs decisions as to business strategy and the allocation of resources and capital.
Each of these digital channels has its own industry growth rate, with CTV and mobile projected to continue to grow steadily, while desktop growth flattens. MAGNA's October 2021 Programmatic Market forecast has estimated compound annual growth rates from 2021 to 2025 for mobile and desktop at 18% and 2%, respectively, and over the same period, eMarketer projected CTV to grow at a 24% compound annual growth rate.
We believe that CTV will be our biggest growth driver in future periods, and following the SpotX Acquisition we expect CTV revenue to represent a significantly higher percentage of our overall revenue compared to pre-acquisition periods.
We expect our mobile business to grow at a higher rate than desktop, consistent with industry trends and our historical results. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but we expect our future growth within mobile to come largely from our mobile applications business and, in particular, mobile video.
Lower industry growth rates in desktop will make growing desktop revenue more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through SPO and expansion of publisher relationships. We expect our desktop business to decline as an overall percentage of our revenue in future periods. However, we expect that it will continue to represent a significant part of our revenue in the near term and therefore have a negative effect on our overall growth rate.

Components of Our Results of Operations
    We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
    Revenue
    We generate revenue from the purchase and sale of digital advertising inventory through our platform. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager header-bidding product and SpringServe ad server product, which we acquired on July 1, 2021. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Following the SpotX Acquisition, the percentage of our revenue reported on a gross basis increased significantly compared to pre-acquisition periods. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the three months ended December 31, 2021, our revenue reported on a gross basis increased to 19% of total revenue. As revenue streams acquired in the SpotX Acquisition continue to increase, the percentage of revenue reported on a gross basis may continue to increase in future periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in Note 4 of the "Notes to the Consolidated Financial Statements."

    Expenses
    We classify our expenses into the following categories:
    Cost of Revenue. Our cost of revenue consists primarily of data center costs, bandwidth costs, ad protection costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, facilities-related costs, and cloud computing costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
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

Results of Operations
    The following table sets forth our consolidated results of operations:

	Year Ended			Favorable/(Unfavorable) %
	December 31, 2021	December 31, 2020	December 31, 2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Revenue	$468,413	$221,628	$156,414	111%	42%
Expenses (1)(2):
Cost of revenue	201,662	77,747	57,391	(159)%	(35)%
Sales and marketing	170,406	76,030	44,565	(124)%	(71)%
Technology and development	74,449	51,546	40,250	(44)%	(28)%
General and administrative	64,789	52,987	39,750	(22)%	(33)%
Merger, acquisition, and restructuring costs	38,177	17,552	2,041	(118)%	(760)%
Total expenses	549,483	275,862	183,997	(99)%	(50)%
Loss from operations	(81,070)	(54,234)	(27,583)	(49)%	(97)%
Other (income) expense, net	13,918	(1,495)	(593)	(1,031)%	152%
Loss before income taxes	(94,988)	(52,739)	(26,990)	(80)%	(95)%
Provision (benefit) for income taxes	(95,053)	693	(1,512)	13,816%	(146)%
Net income (loss)	$65	$(53,432)	$(25,478)	100%	(110)%

(1) Stock-based compensation expense included in our expenses was as follows:
	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Cost of revenue	$792	$525	$421
Sales and marketing	15,718	8,229	5,638
Technology and development	11,857	7,451	4,757
General and administrative	11,297	10,416	8,009
Merger, acquisition, and restructuring costs	1,071	1,870	—
Total stock-based compensation expense	$40,735	$28,491	$18,825

(2) Depreciation and amortization expense included in our expenses was as follows:
	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Cost of revenue	$78,115	$34,879	$30,345
Sales and marketing	67,463	13,313	537
Technology and development	674	454	573
General and administrative	634	602	671
Total depreciation and amortization expense	$146,886	$49,248	$32,126

    The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenue	100%	100%	100%
Cost of revenue	43	35	37
Sales and marketing	36	34	28
Technology and development	16	23	26
General and administrative	14	24	26
Merger, acquisition, and restructuring costs	8	8	1
Total expenses	117	124	118
Loss from operations	(17)	(24)	(18)
Other (income) expense, net	3	—	(1)
Loss before income taxes	(20)	(24)	(17)
Provision (benefit) for income taxes	(20)	—	(1)
Net income (loss)	—%	(24)%	(16)%
Comparison of the Years Ended December 31, 2021, 2020, and 2019
    Revenue
Revenue increased $246.8 million, or 111%, for the year ended December 31, 2021 compared to the prior year. Our revenue growth was driven primarily by organic growth as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021. On a pro forma basis, including revenue for Telaria, SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 30% for the year ended December 31, 2021 compared to the prior period, primarily due to growth in all channels, mainly driven by CTV and mobile, and a rebound from impacts of the COVID-19 pandemic, which were particularly pronounced in the first half of 2020.
Revenue increased $65.2 million, or 42%, for the year ended December 31, 2020 compared to the prior year. Our revenue growth was driven primarily by the Telaria Merger, completed on April 1, 2020, which contributed $60.1 million in revenue during the year ended December 31, 2020. On a per channel basis, CTV revenue increased $34.3 million, compared to the prior year (all as a result of the Telaria Merger), while mobile revenue increased $20.2 million, or a 23%, compared to the prior year, and desktop revenue increased $10.7 million, or 16%, compared to the prior year. Excluding the impact of the Telaria Merger, our revenue increased 3% year-over-year. Despite some recovery in our revenue trends beginning in the third quarter of 2020, our overall annual revenue growth was significantly negatively affected by the impact of the COVID-19 pandemic.
We expect our revenue will increase in 2022 compared to 2021, as a result of organic growth and contributions from recently acquired businesses, in particular with respect to our CTV revenue. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. We believe that contributions to revenue from reserve auctions, in particular with respect to CTV which is largely transacted on a reserved basis, will continue to grow as a percentage of our total revenue. In general, we expect this shift will have a net positive impact on our revenue due to both an increase in the volume of transactions and average CPM, despite the fact that reserve auctions generally carry a lower take rate compared to open auction transactions.
Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the economic impact of the COVID-19 pandemic. Refer to Item 1A. "Risk Factors" for additional information related to this risk factor and the impact it may have on our business.
    Cost of Revenue
Cost of revenue increased by $123.9 million, or 159%, for the year ended December 31, 2021 compared to the prior year primarily due to an increase in traffic acquisition cost of $49.9 million driven by the increase in revenue reported on a gross basis as a result of the SpotX Acquisition, an increase in depreciation and amortization expenses of $43.2 million also associated with the SpotX Acquisition, and an increase in data and bandwidth expenses of $21.4 million.

Cost of revenue increased $20.4 million, or 35%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the Telaria Merger. Cost of revenue includes an increase of $11.8 million in data and bandwidth expenses, $4.5 million in depreciation and amortization, and $2.0 million in media costs.
Our cost of revenue will continue to increase in future periods primarily due to the impacts of recently completed acquisitions that have expanded the size of our revenue and expense base, increases in hosting costs and other expenses to support the growth of our business, increases in traffic acquisition costs associated with revenue reported on a gross basis, and an increase in amortization of intangible assets resulting from the Telaria Merger and the SpotX Acquisition.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses increased by $94.4 million, or 124%, for the year ended December 31, 2021 compared to the prior year primarily due to an increase of $54.1 million in amortization of acquired intangibles and other assets as a result of the SpotX Acquisition and the Telaria Merger as well as increases in headcount from the SpotX Acquisition, resulting in an additional $36.8 million of personnel related expenses.
Sales and marketing expenses increased by $31.5 million, or 71%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the Telaria Merger and associated increases in amortization related to acquired intangibles and other assets and increases in headcount. Sales and marketing expenses increased by $20.4 million related to personnel expenses and $12.8 million related to depreciation and amortization associated with the Telaria Merger. These increases were partially offset by a decrease in expenses of $2.4 million related to travel and industry events due to the impact of the COVID-19 pandemic.
We expect sales and marketing expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to a full year of additional headcount costs and amortization of acquired intangible assets as a result of the SpotX Acquisition, new hiring to support our growth, and increases in travel and entertainment expenses.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased by $22.9 million, or 44%, for the year ended December 31, 2021 compared to the prior year, primarily due to an increase of $21.2 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition and a full-year of results from the Telaria Merger.
Technology and development expenses increased by $11.3 million, or 28%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase of $11.6 million in personnel costs as a result of the increased headcount associated with the Telaria Merger.
We expect technology and development expenses to increase in 2022 compared to 2021 in absolute dollars, primarily due to a full year of additional headcount costs related to the SpotX and SpringServe Acquisitions and new hiring to support our growth.
The timing and amount of our capitalized development and enhancement projects may affect the amount of technology development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of technology and development efforts, the timing and the rate of the amortization of capitalized projects and the timing and amounts of future capitalized internal use software development costs.
    General and Administrative
General and administrative expenses increased by $11.8 million, or 22%, for the year ended December 31, 2021 compared to the prior year, primarily due to increases of $6.3 million in personnel expenses, $1.5 million in professional services, and $1.1 million in software license mainly attributed to the growth of the overall business as a result of the SpotX Acquisition.
General and administrative expenses increased by $13.2 million, or 33%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increases of $7.1 million in personnel expenses and $4.0 million in facilities related expenses, both primarily associated with the Telaria Merger. In addition, professional services increased by $3.0 million mainly attributed to the growth of the overall business as a result of the Telaria Merger. These increases were partially offset by a decrease in bad debt expense of $1.3 million.
We expect general and administrative expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to a full year of additional headcount costs related to the SpotX Acquisition and new hires to support our overall growth, as well as additional costs assuming a return to office work environment in 2022.

General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
    Merger, Acquisition, and Restructuring Costs
We incurred merger, acquisition, and restructuring costs of $38.2 million and $17.6 million during the years ended December 31, 2021 and 2020, respectively, primarily related to the SpotX and SpringServe Acquisitions, which were completed on April 30, 2021 and July 1, 2021, respectively, and the Telaria Merger, which was completed on April 1, 2020. In 2021, these costs included professional fees related to investment banking advisory, legal, and other professional service fees of $28.4 million, one-time cash-based employee termination benefit costs of $6.2 million, facility closure costs of $2.5 million, and non-cash stock-based compensation expense associated with double-trigger accelerations and severance benefits of $1.1 million. Costs incurred in 2020 included professional services of $9.9 million, one-time cash-based employee termination benefit costs of $5.7 million, and non-cash stock-based compensation expense and severance benefits of $1.9 million.
Merger, acquisition, and restructuring costs increased by $15.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increased professional services and cash and non-cash acceleration and termination benefits, as referenced above, associated with the Telaria Merger and resulting restructuring activities.
    Other (Income) Expense, Net

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Interest (income) expense, net	$19,848	$(50)	$(789)
Other income	(4,450)	(3,665)	(285)
Foreign exchange (gain) loss, net	(1,480)	2,220	481
Total other (income) expense, net	$13,918	$(1,495)	$(593)
Interest expense, net increased by $19.9 million during the year ended December 31, 2021 compared to the prior year, mainly due to interest expense associated with the Convertible Senior Notes (defined below), which the Company entered into during March 2021, and interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021, both in connection with the closing of the SpotX Acquisition. Interest (income) expense, net was immaterial in the years ended December 31, 2020 and 2019.
Other income increased by $0.8 million and $3.4 million during the years ended December 31, 2021 and 2020, respectively, compared to the prior years due to a subleased property acquired from the Telaria Merger in April 2020 and additional subleases entered into in 2021 and 2020.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign currency gain, net during the year ended December 31, 2021 was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar. The foreign currency loss, net during the year ended December 31, 2020 was primarily attributable to the currency movements between the same foreign currencies mentioned above relative to the U.S. Dollar and the foreign currency loss, net during the year ended December 31, 2019 was primarily attributable to the currency movements between the British Pound and the Euro relative to the U.S. Dollar.
    Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $95.1 million for the year ended December 31, 2021 compared to an income tax expense of $0.7 million and income tax benefit of $1.5 million for the years ended December 31, 2020 and 2019, respectively. The tax benefit for the year ended December 31, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The tax expense for the year ended December 31, 2020 was primarily the result of the domestic valuation allowance and the tax liability associated with foreign subsidiaries. The tax benefit for the year ended December 31, 2019 was the result of a deferred tax liability associated with the RTK.io acquisition, the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.
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

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$468,413	$221,628	$156,414
Revenue ex-TAC	416,455	219,602	156,414
Gross profit	266,751	143,881	99,023
Net income (loss)	65	(53,432)	(25,478)
Adjusted EBITDA	148,659	43,065	25,694
Revenue ex-TAC
    Revenue ex-TAC is revenue excluding traffic acquisition cost ("TAC"). Traffic acquisition cost, a component of Cost of revenue, represents what we must pay sellers for the sale of advertising inventory through our platform for revenue reported on a gross basis. In calculating Revenue ex-TAC, we add back the cost of revenue, excluding TAC, to gross profit, the most comparable GAAP measurement. Revenue ex-TAC is a non-GAAP financial measure. Our management believes Revenue ex-TAC is a useful measure in assessing the performance of Magnite as a combined company following the SpotX Acquisition and facilitates a consistent comparison against our core business without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the years ended December 31, 2021, 2020, and 2019, respectively:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Revenue	$468,413	$221,628	$156,414
Less: Cost of revenue	201,662	77,747	57,391
Gross profit	266,751	143,881	99,023
Add back: Cost of revenue, excluding TAC	149,704	75,721	57,391
Revenue ex-TAC	$416,455	$219,602	$156,414

We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Revenue ex-TAC by channel:

	Revenue ex-TAC
	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Channel:
CTV	$143,407	$34,319	$—
Desktop	112,981	76,930	68,302
Mobile	160,067	108,353	88,112
Total	$416,455	$219,602	$156,414
Revenue ex-TAC increased $196.9 million, or 90%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in Revenue ex-TAC was primarily due to contributions from the SpotX and SpringServe Acquisitions and the Telaria Merger, which were completed on April 30, 2021, July 1, 2021, and April 1, 2020, respectively, as well as organic growth across all channels as the business recovered from COVID-19 advertising lows in 2020.
Revenue ex-TAC increased $63.2 million, or 40%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in Revenue ex-TAC was primarily attributable to contributions from the Telaria Merger, which was completed on April 1, 2020.
We expect Revenue ex-TAC to increase through the remainder of 2022 as compared to the same period in the prior year. We believe that CTV will be our biggest growth driver in future periods and continue to represent a higher percentage of our overall Revenue ex-TAC.
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
•Adjusted EBITDA does not reflect non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets, merger or acquisition related severance costs, and changes in the fair value of contingent consideration.

•Adjusted EBITDA does not reflect cash and non-cash charges and changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses and expenses associated with earn-out amounts.
•Adjusted EBITDA does not reflect changes in our working capital needs, capital expenditures, non-operating real estate expenses or income, or contractual commitments.
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
    The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Net income (loss)	$65	$(53,432)	$(25,478)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	25,017	24,337	28,818
Amortization of acquired intangibles	121,869	24,911	3,308
Stock-based compensation expense	40,735	28,491	18,825
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	37,106	15,682	2,041
Non-operational real estate expense (income), net	553	198	—
Interest (income) expense, net	19,848	(50)	(789)
Foreign exchange (gain) loss, net	(1,480)	2,220	481
Other non-operating (income) expense, net	(1)	15	—
Provision (benefit) for income taxes	(95,053)	693	(1,512)
Adjusted EBITDA	$148,659	$43,065	$25,694
Adjusted EBITDA increased by $105.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases in revenue from both organic growth and the SpotX and SpringServe Acquisitions, which are discussed in section "Comparison of the Years Ended December 31, 2021, 2020, and 2019" and improved operating leverage from our increased scale and related cost synergies.
Adjusted EBITDA increased by $17.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the increase in revenue from the Telaria Merger and improved operating leverage from our increased scale and related merger cost synergies.
We expect Adjusted EBITDA to continue to increase as a result of continued growth in revenue, ongoing operating leverage, and the realization of additional cost synergies.

Liquidity and Capital Resources
    Liquidity
At December 31, 2021, we had cash and cash equivalents of $230.4 million, of which $44.9 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $758.2 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility, of which approximately $5.1 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the 12 month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest and required principal payments on our Convertible Senior Notes and Term Loan B Facility, taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.

Our working capital needs and cash conversion cycle, which is influenced by seasonality and may be negatively impacted as a result of COVID-19, can have large fluctuations due to the timing of receipts from buyers and timing of disbursements to sellers. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased. Additionally, our capital expenditure investments tend to be higher in the second half of the year. The impacts from changes in working capital and capital expenditures can significantly impact our cash flows and therefore, our liquidity during any period presented.
We have historically relied upon cash and cash equivalents, cash generated from operations, borrowings under credit facilities and issuance of debt for our liquidity needs. Our ability to meet our cash requirements depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political, global health-related and other factors, many of which we may not be able to control or influence.
We believe our existing cash and cash equivalents, cash generated from operating activities, and available borrowings under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and the factors set forth in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K.
Capital Resources
On April 30, 2021, we completed the SpotX Acquisition, which included cash consideration of $640.0 million, and on July 1, 2021, we completed the SpringServe Acquisition, which included cash consideration of $31.1 million, excluding indemnification holdback.
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At December 31, 2021, the balance of the Convertible Senior Notes was $390.4 million, net of unamortized debt issuance costs of $9.6 million. Accrued interest for the Convertible Senior Notes at December 31, 2021 was $0.3 million.
In conjunction with the issuance of the Convertible Senior Notes, we entered into capped call transactions to reduce the Company's exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Senior Notes. The Company may owe additional cash or shares to the holders of the Convertible Senior Notes upon early conversion if our stock price exceeds $91.260 per share, which is subject to certain adjustments. Although the Company’s incremental exposure to the additional cash payment above the principal amount of the Convertible Senior Notes is reduced by the capped calls, conversion of the Convertible Senior Notes by the holders may cause dilution to the ownership interests of existing stockholders. See Note 18 in the "Notes to Consolidated Financial Statements" for more information regarding terms and conditions of the Convertible Senior Notes and the capped call transactions.
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. At December 31, 2021, amounts available under the Revolving Credit Facility were $59.9 million, net of letters of credit outstanding in the amount of $5.1 million. Accrued interest for the Term Loan B Facility at December 31, 2021 was $1.8 million.
On December 13, 2021, the Board of Directors approved a share repurchase program, under which the company is authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. The repurchase program allows the company to repurchase its common stock using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. Under the share repurchase program, 349,245 shares were purchased in open market purchases through December 31, 2021 for a total of approximately $6.0 million at an average of $17.20 per share. Approximately $44.0 million worth of shares remained available for purchase under the plan as of December 31, 2021.
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
Our cash and cash equivalents balance is affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted as a result of COVID-19.
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Cash flows provided by (used in) operating activities	$126,589	$(12,065)	$31,983
Cash flows provided by (used in) investing activities	(690,997)	32,636	(23,388)
Cash flows provided by (used in) financing activities	678,053	7,354	(205)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(683)	918	46
Change in cash, cash equivalents and restricted cash	$112,962	$28,843	$8,436
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
    During the year ended December 31, 2021, net cash provided by operating activities was $126.6 million, compared to net cash used in operating activities of $12.1 million during the year ended December 31, 2020 and net cash provided by operating activities of $32.0 million during the year ended December 31, 2019. Our operating activities included net income of $0.1 million, and net losses of $53.4 million, and $25.5 million for the years ended December 31, 2021 and 2020, and 2019, respectively, which were offset by non-cash adjustments of $94.6 million, $76.4 million, and $51.5 million, respectively. Net changes in our working capital resulted in increases of $31.9 million and $5.9 million in cash provided by operating activities in 2021 and 2019, respectively. In 2020, net changes in our working capital increased cash used from operating activities by $35.1 million. The net changes in working capital for all periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
    We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
    Investing Activities
    Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, capital expenditures in support of creating and enhancing our technology infrastructure, and investments in, and maturities of, available-for-sale securities. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. We anticipate investment in internal use software development to slightly increase compared to past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to increase compared to 2021. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of next year compared to the first half of the year. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the year ended December 31, 2021, net cash used by investing activities was $691.0 million compared to net cash provided by investing activities of $32.6 million during the year ended December 31, 2020 and net cash used by investing activities of $23.4 million during the year ended December 31, 2019. During the year ended December 31, 2021, 2020, and 2019, we used cash for purchases of property and equipment of $17.7 million, $14.3 million, and $11.4 million, respectively, and used cash for investments in our internally developed software of $11.4 million, $7.7 million, and $8.5 million, respectively. During the year ended December 31, 2021, we used net cash of $661.9 million to acquire SpotX, SpringServe, and Nth Party. During the year ended December 31, 2020, we acquired $54.6 million cash in the Telaria Merger. For the year ended December 31, 2019, we used net cash of $11.0 million for the acquisition of RTK.io and had net maturities of investments in available-for-sale securities of $7.5 million.
    Financing Activities
    Our financing activities consisted of our Convertible Senior Notes offering, amounts borrowed under our Term Loan B Facility, and transactions related to our equity plans. For the years ended December 31, 2021, 2020, and 2019 we provided net cash of $678.1 million and $7.4 million, and used net cash of $0.2 million, respectively, for financing activities. Cash inflows from financing activities for the year ended December 31, 2021 included $400.0 million in proceeds from our Convertible Senior Notes offering, $349.2 million in net proceeds from our Term Loan B Facility, cash proceeds from stock options exercised of $9.4 million and $3.7 million cash proceeds from issuance of common stock under our employee stock purchase plan. These inflows for the year ended December 31, 2021 were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Senior Notes offering, debt issuance cost payments of $30.4 million, repurchases of $6.0 million of treasury stock in conjunction with our stock repurchase plan, $6.5 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares, $1.8 million repayment of Term Loan B, and repayment of $0.6 million financing lease obligations. Cash inflows from financing activities for the year ended December 31, 2020 included cash proceeds from stock option exercised of $13.5 million and cash proceeds from issuance of common stock under our employee stock purchase plan of $1.7 million, partially offset by payments of $7.9 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares. Cash outflows from financing activities for the year ended December 31, 2019 included payments of $1.8 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares, which were partially offset by cash proceeds from issuance of common stock under our employee stock purchase plan of $1.1 million and cash proceeds from stock option exercised of $0.6 million.
Off-Balance Sheet Arrangements
    We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2021 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 17 - Commitments and Contingencies.
Contractual Obligations and Known Future Cash Requirements
    Our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, operating lease agreements, including data centers and cloud hosting services that expire at various times through 2031, and indemnification holdback associated with the SpringServe Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
We received rental income from subleases totaling $4.4 million for the year ended December 31, 2021.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at December 31, 2021.

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Lease liabilities associated with leases included Right of Use Assets as of December 31, 2021	$22,491	$19,354	$16,522	$8,796	$6,734	$27,095	$100,992
Obligations for leases not included in Lease liabilities as of December 31, 2021	92	138	143	145	148	50	716
Convertible Senior Notes	—	—	—	—	400,000	—	400,000
Interest, Convertible Senior Notes	1,000	1,000	1,000	1,000	208	—	4,208
Term Loan B (1)	3,600	3,600	3,600	3,600	3,600	340,200	358,200
Interest, Term Loan B (2)	20,803	20,593	20,440	20,174	19,964	26,255	128,229
Operating sublease income	(4,605)	(4,481)	(4,322)	(1,306)	—	—	(14,714)
Other non-cancelable obligations	10,835	5,865	3,229	—	—	—	19,929
Total	$54,216	$46,069	$40,612	$32,409	$430,654	$393,600	$997,560
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that will be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 5.75%, which was the rate used as of December 31, 2021 for the associated Credit Agreement.
Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include other agreements in the normal course of business and purchase consideration that extend beyond a year.
    In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2021.

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
    We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) the determination of the estimated useful lives of internal-use software development costs, (iii) the recoverability of intangible asset and goodwill, (iv) assumptions used in the valuation models to determine the fair value of stock options, awards with market and performance conditions and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the years ended December 31, 2021, 2020 and 2019.
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

Revenue Recognition
    We generate revenue from transactions where we provide a platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager header-bidding product, and from our SpringServe ad server product, which we acquired on July 1, 2021. Our platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. Our solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
For the majority of transactions on our platform, we have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we are not the primary obligor as we do not have control of the digital advertising inventory and do not set prices agreed upon within the auction marketplace, and therefore we report revenue on a net basis. However, for certain transactions related to revenue streams acquired in connection with the Telaria Merger and the SpotX Acquisition, we report revenue on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
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
We amortize internal use software development costs using a straight-line method over a three year estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. We determined the life of internal use software based on historical software upgrades and replacement. The Company evaluates internal use software in use for abandonment and use that as a significant indicator for impairment on a quarterly basis.
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
Stock-Based Compensation
Compensation expense related to employee and non-employee stock-based awards is measured and recognized on the fair value of the awards granted. We have granted awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on our stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds, but may from time to time also include commercial paper, with original maturities of three months or less. Our investments may consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve the value of our cash without significantly increasing risk. Because our cash, cash equivalents, and investments have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes, however, interest income earned will vary as interest rates change.
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
We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results would be exposed to potential changes in the underlying base interest rate on that debt if the underlying base interest rate were to reset above the floor on such underlying interest rate. Similarly, the fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor. As of December 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. The annualized impact to interest expense for each 100 basis points increase above the LIBOR Floor on our Term Loan B Facility is approximately $3.6 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower than $3.6 million depending on the timing and magnitude of such rate changes relative to our LIBOR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment policy relative to our overall objectives. With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance or raise debt in the future, and the prevailing price or terms for debt differs from terms in our current debt agreements.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2021, including intercompany balances, would result in a foreign currency loss of approximately $6.2 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnite, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of internal control over financial reporting certain elements related to SpotX, Inc. which was acquired on April 30, 2021. The excluded elements of the SpotX business represented approximately 34% of the Company’s revenues and 10% of the Company’s total assets as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting for certain elements related to SpotX, Inc.
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
Business Combinations – SpotX, Inc. Acquisition– Technology, Customer Relationships, and Backlog Intangible Assets — Refer to Note 10 to the financial statements
Critical Audit Matter Description
On April 30, 2021, the Company completed its acquisition of SpotX, Inc. for a purchase price of $1.2 billion, consisting of $640.0 million in cash plus 12,374,315 shares of the Company’s common stock ($495.6 million based on the fair value of the Company's common stock on April 30, 2021). The Company accounted for the acquisition using the acquisition method of accounting for business combinations and the fair value of the purchase price of $1.2 billion was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the technology, customer relationships, and backlog intangible assets of $280.4 million, $130.3 million, and $11.1 million, respectively. Management estimated the fair value of the technology, customer relationships, and backlog intangible assets using a discounted cash flow approach, which included an analysis of future cash flows expected to be generated by each intangible asset. The fair value of the acquired technology and backlog was valued using The Excess Earnings Method. The Company used the Loss‐of‐Revenue and Income Method in its valuation of the existing Customer Relationships. The fair value determination of these intangible assets required management to make significant, subjective estimates and assumptions related to forecasted future cash flows and the selected discount rate.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the technology, customer relationships, and backlog intangible assets included the following, among others:
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
•With the assistance of our fair value specialists, we evaluated the valuation methodology used to determined fair value along with the reasonableness of the discount rate including independently estimating the discount rate using a process consistent with generally accepted valuation practices.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
Business Combinations – SpringServe, LLC Acquisition– Technology Intangible Asset — Refer to Note 10 to the financial statements
Critical Audit Matter Description
On July 1, 2021, the Company completed its acquisition of SpringServe, LLC through the Company's wholly-owned subsidiary, SpotX, pursuant to a definitive agreement entered into on July 1, 2021. As a result of the acquisition, SpringServe has become a wholly-owned subsidiary of SpotX, and a wholly-owned indirect subsidiary of the Company. The purchase price was approximately $31.1 million in cash, pursuant to a previously negotiated option agreement that the Company secured as part of the SpotX Acquisition. At the time of the Company’s acquisition of SpotX, the fair value of SpotX's minority investment and purchase right were valued at a combined $9.5 million. In connection with the SpringServe Acquisition, approximately $1.4 million of the purchase price was held back to cover possible indemnification claims, which is expected to be paid in cash one year after the acquisition. The Company accounted for the acquisition using the acquisition method of accounting for business combinations and the fair value of the total purchase price of $42.1 million was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the technology intangible asset of $15.5 million. Management estimated the fair value of the technology intangible asset using a discounted cash flow approach, which included an analysis of future cash flows expected to be generated by the intangible asset. The fair value of the acquired technology was valued using the Excess Earnings Method. The fair value determination of this intangible asset required management to make significant, subjective estimates and assumptions related to forecasted future cash flows and the selected discount rate.
We identified the aforementioned intangible asset as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of this intangible asset. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the technology intangible asset included the following, among others:
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
•With the assistance of our fair value specialists, we evaluated the valuation methodology used to determined fair value along with the reasonableness of the discount rate including independently estimating the discount rate using a process consistent with generally accepted valuation practices.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
Revenue — Highly Automated Systems to Process and Record Revenue - Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company’s revenue consists of transaction-based fees and is made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. Due to the fact that revenue transactions do not consist of the transfer of physical goods but are derived from the purchase and sale of digital advertising inventory through their platform and related systems, the processing and recording of revenue is highly automated and is based on contractual terms with advertisers and publishers. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
We identified revenue as a critical audit matter because the of the information technology (IT) -dependent nature of the Company’s revenue stream and the significant audit effort required in performing our audit procedures, including involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s systems, software applications, and automated controls related to the revenue cycle.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to certain of the Company’s systems to process revenue transactions included the following, among others:
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
◦For the relevant platform systems, in order to test that transactions are being processed and recorded completely and accurately, we independently created test impressions and traced them through the systems to final output for financial reporting.
•We tested the effectiveness of certain controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.

•We tested revenue through the use of data analytics in order to:
◦Evaluate recorded revenue and revenue trends
◦Identify significant relationships in the revenue population
◦Sufficiently understand identified significant relationships and related accounts affecting revenue.
•We performed audit procedures on those related accounts determined to have a significant relationship with revenue. Such procedures included sending confirmations to customers for a selection of accounts receivable and making selections of cash receipts subsequent to year end and tracing them back to their associated invoices included in accounts receivable as of the balance sheet date. We also performed a combination of audit procedures on publisher payables, which included subsequent disbursements testing, recalculations of selected publisher payable amounts, and substantive analytical procedure over publisher payables balances as of the balance sheet date.
Debt and Additional Paid-In Capital –Accounting for Convertible Senior Notes and Capped Call Transactions — Refer to Note 18 to the financial statements
Critical Audit Matter Description
In March 2021, the Company issued $400.0 million aggregate principal amount of 0.25% convertible senior notes in a private placement, including $50.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “Convertible Senior Notes”). The Convertible Senior Notes will mature on March 15, 2026, unless earlier repurchased, redeemed or converted. The Company used approximately $39.0 million of the net proceeds from the offering to pay for the Capped Call Transactions.
We identified the accounting for the Convertible Senior Notes and Capped Call Transactions as a critical audit matter due to the complexity involved and the management judgment necessary to determine the accounting for the Convertible Senior Notes and Capped Call Transactions within the financial statements. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in accounting for complex financial instruments, when performing audit procedures to evaluate management’s judgments and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Convertible Senior Notes and Capped Call Transactions included the following, among others:
a.We tested the effectiveness of controls over management’s accounting treatment for the Convertible Senior Notes and Capped Call Transactions.
b.We read and analyzed the Convertible Senior Notes and Capped Call agreements to evaluate the accounting treatment for the convertible senior notes and capped call transactions.
c.With the assistance of professionals having expertise in accounting for complex financial instruments, we evaluated management’s conclusion that the Convertible Senior Notes should be recorded in debt and the Capped Call Transactions should be recorded in additional paid-in capital.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 23, 2022
We have served as the Company's auditor since 2018.

MAGNITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$230,401	$117,676
Accounts receivable, net	927,781	471,666
Prepaid expenses and other current assets	19,934	17,729
TOTAL CURRENT ASSETS	1,178,116	607,071
Property and equipment, net	34,067	23,681
Right of use lease asset	76,986	39,599
Internal use software development costs, net	20,093	16,160
Intangible assets, net	426,615	89,884
Goodwill	969,873	158,125
Other assets, non-current	6,862	4,440
TOTAL ASSETS	$2,712,612	$938,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,000,956	$509,315
Lease liabilities - current portion	19,142	9,813
Debt, current	3,600	—
Other current liabilities	5,697	3,070
TOTAL CURRENT LIABILITIES	1,029,395	522,198

Debt, non-current, net of debt issuance costs	720,023	—
Lease liabilities, non-current	66,487	32,278
Deferred tax liability, net	13,303	199
Other liabilities, non-current	2,647	2,672
TOTAL LIABILITIES	1,831,855	557,347
Commitments and contingencies (Note 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2021 and December 31, 2020; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 500,000 shares authorized; 132,553 and 114,029 shares issued at December 31, 2021 and December 31, 2020, respectively, and 132,204 and 114,029 shares outstanding at December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	1,282,589	777,084
Accumulated other comprehensive loss	(1,376)	(957)
Treasury stock at cost, 349 and 0 shares outstanding at December 31, 2021 and December 31, 2020, respectively	(6,007)	—
Accumulated deficit	(394,451)	(394,516)
TOTAL STOCKHOLDERS' EQUITY	880,757	381,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,712,612	$938,960
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenue	$468,413	$221,628	$156,414
Expenses:
Cost of revenue	201,662	77,747	57,391
Sales and marketing	170,406	76,030	44,565
Technology and development	74,449	51,546	40,250
General and administrative	64,789	52,987	39,750
Merger, acquisition, and restructuring costs	38,177	17,552	2,041
Total expenses	549,483	275,862	183,997
Loss from operations	(81,070)	(54,234)	(27,583)
Other (income) expense:
Interest (income) expense, net	19,848	(50)	(789)
Other income	(4,450)	(3,665)	(285)
Foreign exchange (gain) loss, net	(1,480)	2,220	481
Total other (income) expense, net	13,918	(1,495)	(593)
Loss before income taxes	(94,988)	(52,739)	(26,990)
Provision (benefit) for income taxes	(95,053)	693	(1,512)
Net income (loss)	$65	$(53,432)	$(25,478)
Net income (loss) per share:
Basic	$—	$(0.55)	$(0.48)
Diluted	$—	$(0.55)	$(0.48)
Weighted average shares used to compute net income (loss) per share:
Basic	126,294	96,700	52,614
Diluted	136,261	96,700	52,614
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net income (loss)	$65	$(53,432)	$(25,478)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	—	2
Foreign currency translation adjustments	(419)	(912)	212
Other comprehensive income (loss)	(419)	(912)	214
Comprehensive loss	$(354)	$(54,344)	$(25,264)
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	51,159	$1	$433,877	$(259)	$(315,606)	—	$—	$118,013
Exercise of common stock options	285	—	588	—	—	—	—	588
Restricted stock awards, net	(182)	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	227	—	1,054	—	—	—	—	1,054
Issuance of common stock related to RSU vesting	2,858	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(459)	—	(1,847)	—	—	—	—	(1,847)
Stock-based compensation	—	—	19,392	—	—	—	—	19,392
Other comprehensive loss	—	—	—	214	—	—	—	214
Net loss	—	—	—	—	(25,478)	—	—	(25,478)
Balance at December 31, 2019	53,888	1	453,064	(45)	(341,084)	—	—	111,936
Exercise of common stock options	3,359	—	13,548	—	—	—	—	13,548
Issuance of common stock related to employee stock purchase plan	381	—	1,660	—	—	—	—	1,660
Issuance of common stock related to RSU vesting	5,126	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(824)	—	(7,854)	—	—	—	—	(7,854)
Issuance of common stock associated with the Telaria Merger	52,099	1	275,772	—	—	—	—	275,773
Exchange of stock options and RSU related to Telaria Merger	—	—	11,646	—	—	—	—	11,646
Stock-based compensation	—	—	29,248	—	—	—	—	29,248
Other comprehensive income	—	—	—	(912)	—	—	—	(912)
Net loss	—	—	—	—	(53,432)	—	—	(53,432)
Balance at December 31, 2020	114,029	2	777,084	(957)	(394,516)	—	—	381,613
Exercise of common stock options	1,560	—	9,425	—	—	—	—	9,425
Issuance of common stock related to employee stock purchase plan	255	—	3,714	—	—	—	—	3,714
Issuance of common stock related to RSU vesting	4,624	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(289)	—	(6,496)	—	—	—	—	(6,496)
Issuance of common stock associated with SpotX Acquisition	12,374	—	495,591	—	—	—	—	495,591
Purchase of treasury stock	—	—	—	—	—	(349)	(6,007)	(6,007)
Capped call options	—	—	(38,960)	—	—	—	—	(38,960)
Stock-based compensation	—	—	42,231	—	—	—	—	42,231
Other comprehensive loss	—	—	—	(419)	—	—	—	(419)
Net income	—	—	—	—	65	—	—	65
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES:
Net income (loss)	$65	$(53,432)	$(25,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146,886	49,248	32,126
Stock-based compensation	40,735	28,491	18,825
(Gain) loss on disposal of property and equipment	130	(22)	114
Provision for doubtful accounts	49	(138)	2,060
Amortization of debt discount and issuance costs	4,925	—	—
Accretion of available for sale securities	—	—	24
Non-cash lease expense	(350)	(784)	(209)
Deferred income taxes	(98,770)	789	(595)
Unrealized foreign currency gains, net	(2,259)	(1,161)	(823)
Other items, net	3,292	—	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(254,368)	(103,836)	(10,705)
Prepaid expenses and other assets	1,324	(10,095)	(51)
Accounts payable and accrued expenses	284,905	75,064	16,288
Other liabilities	25	3,811	407
Net cash provided by (used in) operating activities	126,589	(12,065)	31,983
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,697)	(14,292)	(11,425)
Capitalized internal use software development costs	(11,431)	(7,667)	(8,463)
Mergers and acquisitions, net of cash acquired	(661,869)	54,595	(11,000)
Maturities of available-for-sale securities	—	—	7,500
Net cash provided by (used in) investing activities	(690,997)	32,636	(23,388)
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	400,000	—	—
Proceeds from issuance of debt, net of debt discount	349,200	—	—
Payment for capped call options	(38,960)	—	—
Payment for debt issuance costs	(30,378)	—	—
Proceeds from exercise of stock options	9,425	13,548	588
Proceeds from issuance of common stock under employee stock purchase plan	3,714	1,660	1,054
Repayment of debt	(1,800)	—	—
Repayment of financing lease	(645)	—	—
Purchase of treasury stock	(6,007)	—	—
Taxes paid related to net share settlement	(6,496)	(7,854)	(1,847)
Net cash provided by (used in) financing activities	678,053	7,354	(205)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(683)	918	46
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	112,962	28,843	8,436
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	117,731	88,888	80,452
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$230,693	$117,731	$88,888
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$230,401	$117,676	$88,888
Restricted cash included in prepaid expenses and other current assets	240	—	—
Restricted cash included in other assets, non-current	52	55	—
Total cash, cash equivalents and restricted cash	$230,693	$117,731	$88,888

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,141	$1,614	$291
Cash paid for interest	$12,908	$101	$61
Capitalized assets financed by accounts payable and accrued expenses	$2,171	$42	$141
Capitalized stock-based compensation	$1,496	$757	$567
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$42,013	$2,036	$13,533
Purchase consideration - indemnification claims holdback	$1,602	$—	$—
Common stock and options issued for mergers and acquisitions	$495,591	$287,418	$—
Debt discount, non-cash	$10,800	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations
    Company Overview
    Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations on April 20, 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc., ("Telaria" and such merger the "Telaria Merger"), a leading sell side advertising platform and provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading CTV and video advertising platform. On July 1, 2021, the Company completed its acquisition of SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"), a leading ad serving platform for CTV. The Company operates a sell side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types.
On June 8, 2020, the Company voluntarily delisted its common stock from the New York Stock Exchange ("NYSE") and commenced listing on The Nasdaq Global Select Market of The Nasdaq Stock Market LLC ("Nasdaq"). On June 30, 2020, the Company changed its name from "The Rubicon Project, Inc." to "Magnite, Inc." In connection with the name change, the Company also changed its ticker symbol from "RUBI" to "MGNI." Magnite has its principal offices in New York City, Los Angeles, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
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
    Use of Estimates
    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the pandemic, its severity, including any resurgence, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. During the year ended December 31, 2021, this uncertainty continued to result in a higher level of judgement related to its estimates and assumptions. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
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
    Revenue Recognition
    The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. The Company also generates revenue from the fee it charges clients for use of its Demand Manager header-bidding product and SpringServe ad server product, which we acquired on July 1, 2021. The Company's platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. The Company's solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company's platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
Expenses
The Company classifies its expenses into the following categories:
    Cost of Revenue. The Company's cost of revenue consists primarily of data center costs, bandwidth costs, ad protection costs, depreciation and maintenance expense of hardware supporting the Company's revenue-producing platform, amortization of software costs for the development of the Company's revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, facilities-related costs, and cloud computing costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in the Company's network operations group who support the Company's platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives.
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
    Merger, Acquisition, and Restructuring Costs. The Company's merger, acquisition, and restructuring costs consist primarily of professional service fees associated with merger and acquisition activities, cash-based employee termination costs and stock-based compensation charges associated with mergers, acquisitions, or restructuring activities, and other restructuring activities, including facility closures and relocation costs.
    Stock-Based Compensation
    Compensation expense related to employee and non-employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company granted awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on our stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.

The assumptions and estimates used in the Black-Scholes pricing model are as follows:
    Fair Value of Common Stock. The fair value of common stock is based on the closing price of the Company's common stock as reported on the NASDAQ on the grant date.

    Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the yields of U.S. Treasury securities with maturities appropriate for the term of stock option awards.
    Expected Term. For employee stock options in which the Company did not have significant history and that contain service conditions, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. For employee stock options issued in the periods in which the Company did have significant history and that contain service conditions, the expected term is determined based on historical trends. The expected term of employee stock options that contain performance conditions represents the weighted-average period that the stock options are estimated to remain outstanding.
    Volatility. For grants issued in periods in which the Company did not have significant trading history for the Company’s common stock, the Company determined the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants. For grants issued in periods in which the Company has sufficient history, the computation of the expected volatility assumption is based on the historical volatility of the Company’s common stock.
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
    Capital Stock
    The Company has authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has issued common stock, which is included in outstanding common stock on the Company's consolidated balance sheets. During 2021, the Company also repurchased shares of common stock, which was recorded as treasury stock on the Company's consolidated balance sheets. The Company has not issued any shares of its preferred stock subsequent to the Company's initial public offering ("IPO") and does not have any preferred stock outstanding.
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to affect the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2021 was 28,574,088.

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
    Net Income (Loss) Per Share Attributable to Common Stockholders
    Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share attributable to common stockholders adjusts the basic weighted-average number of shares of common stock outstanding for the effect of potentially dilutive securities during the period. Potentially dilutive securities consist of stock options, restricted stock awards, restricted stock units, potential shares issuable under the Company's Employee Stock Purchase Plan ("ESPP"), shares held in escrow, potential shares issuable as part of contingent consideration as a result of business combinations, and potential shares issuable as part of the Convertible Senior Notes. For purposes of this calculation, potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share if their effect is anti-dilutive.
    Comprehensive Income (Loss)
    Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments.
    Cash and Cash Equivalents
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
    Restricted Cash
    The Company classifies certain restricted cash balances within prepaid expenses and other current assets and other assets, non-current on the consolidated balance sheets based upon the term of the remaining restrictions. At December 31, 2021 and 2020, the Company had restricted cash of $0.3 million and $0.1 million, respectively.
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

    Property and Equipment, Net
    Property and equipment, which includes amounts recorded under finance leases, are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment are as follows:

Years
Computer equipment and network hardware	3
Furniture, fixtures and office equipment	5 to 7
Leasehold improvements	Shorter of useful life or life of lease
Network hardware under right-of-use finance arrangements	Shorter of useful life or life of lease
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
Capitalized Costs Incurred in Cloud Computing Arrangements
Cloud computing arrangements, such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a cloud computing arrangement includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its cloud computing arrangements that are service contracts, which are included within prepaid expenses and other current assets and other assets, non-current within the consolidated balance sheets. The Company amortizes capitalized implementation costs in a cloud computing arrangement over the life of the service contract, which generally is three years.
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
    The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	5
In-process research and development	3 to 5
Customer relationships	2 to 4
Backlog	0.75
Non-compete agreements	1 to 2
Other intangible assets	0.25 to 1.5
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
    Operating and Finance Leases
The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company's classes of assets that are leased include office facilities, data centers, and equipment. The Company has elected not to recognize short-term leases on the balance sheet, nor separate lease and non-lease components for data center leases. In addition, the Company utilized the portfolio approach to group leases with similar characteristics together.
For identified leases, the Company used its incremental borrowing rate to discount the related future payment obligations, which represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The Company records rent expense for operating leases, including leases of office locations, data centers, and equipment, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. Lease liability, which represents the present value of the Company's obligation related to the estimated future lease payments, is included in lease liabilities, current and lease liabilities, non-current within the consolidated balance sheets. These liability balances are reduced as lease related payments are made. For operating leases, the right of use ("ROU") asset is amortized on a periodic basis over the expected term of the lease (see Note 16). Finance leases are included in property and equipment, net on the consolidated balance sheets.
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
    At December 31, 2021, two buyers accounted for 44% and 10% respectively, of consolidated accounts receivable. At December 31, 2020, two buyers accounted for 33% and 12%, respectively, of accounts receivable.
    The Company recognizes revenue from its contracts with sellers. No seller of advertising inventory accounted for 10% or more of revenue during the years ended December 31, 2021, 2020, and 2019.

    At December 31, 2021, one seller of advertising inventory accounted for 21% of accounts payable and at December 31, 2020, one seller of advertising inventory accounted for 18% of accounts payable.
    Foreign Currency Transactions and Translation
    Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Foreign exchange gains or losses were included in foreign exchange (gain) loss, net in the accompanying consolidated statements of operations. To the extent that the functional currency is different from the U.S. Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
    Recently Adopted Accounting Standards
    In December 2019, the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 including interim reporting periods within those fiscal years. The Company adopted ASU 2019-12 as of January 1, 2021. The standard did not have a material impact on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) ("ASU 2020-01"), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Company adopted ASU 2020-01 as of January 1, 2021. The standard did not have a material impact on its consolidated financial statements and related disclosures.
On January 1, 2021, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU "2020-06") on a prospective basis, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments that require separating embedded conversion features from convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The adoption of this standard is included in the financial statements as of and for the year ended December 31, 2021. Refer to Note 18—"Debt" for additional information related to accounting for convertible debt issued during the year.
Recent Accounting Pronouncements Not Yet Adopted
In July 2021, the FASB issued Update No. 2021-05, Leases (Topic 842)—Lessors – Certain Leases with Variable Lease Payments ("ASU 2021-05"). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if specified criteria are met. This guidance will be effective on January 1, 2022, either retrospectively to leases that commenced or were modified on or after our adoption of ASU 2016-02 on January 1, 2019, or on a prospective basis, with early adoption permitted. The Company will adopt this standard prospectively and does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on our present or future consolidated financial statements.

Note 3—Net Income (Loss) Per Share
    The following table presents the basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands, except per share amounts)
Basic Income (Loss) Per Share:
Net income (loss)	$65	$(53,432)	$(25,478)
Weighted-average common shares outstanding	126,294	96,700	52,634
Weighted-average unvested restricted shares	—	—	(20)
Weighted-average common shares outstanding used to compute net income (loss) per share	126,294	96,700	52,614
Basic net income (loss) per share	$—	$(0.55)	$(0.48)

Diluted Income (Loss) Per Share:
Net income (loss)	$65	$(53,432)	$(25,478)

Denominator adjustment:
Weighted-average common shares used in basic EPS	126,294	96,700	52,614
Dilutive effect of weighted-average common stock options	4,435	—	—
Dilutive effect of weighted-average performance stock units	197	—	—
Dilutive effect of weighted-average restricted stock units	5,294	—	—
Dilutive effect of weighted-average ESPP shares	41	—	—
Weighted-average shares used to compute diluted net income (loss) per share	136,261	96,700	52,614
Diluted net income (loss) per share	$—	$(0.55)	$(0.48)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Options to purchase common stock	—	2,317	793
Unvested restricted stock awards	—	—	13
Unvested restricted stock units	—	4,713	4,211
Unvested performance awards	—	40	—
ESPP shares	—	50	34
Convertible Senior Notes	4,940	—	—
Total shares excluded from net income (loss) per share	4,940	7,120	5,051
For the year ended December 31, 2021, diluted shares used to compute diluted earnings per share included outstanding performance stock units granted during April 2020, April 2021, and August 2021 based on a current achievement level of 150%, 0%, and 0%, respectively. Refer to Note 13 —"Stock-Based Compensation" for additional information related to performance stock units.
For the year ended December 31, 2021, diluted shares used to compute diluted earnings per share excluded the shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 18) because they are anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of December 31, 2021, the number of shares that would be issuable assuming conversion of all of the Convertible

Senior Notes is approximately 6,261,560. Refer to Note 18—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
Note 4—Revenues
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
For periods prior to the SpotX Acquisition, revenue reported on a gross basis was generally less than 3% of the Company's total revenue. As a result of the SpotX Acquisition, an increased percentage of the Company's revenue is reported on a gross basis. The following table presents our revenue recognized on a net basis and on a gross basis for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	(in thousands, except percentages)
Revenue:
Net basis	$389,358	83%	$218,222	98%	$156,414	100%
Gross basis	79,055	17	3,406	2	—	—
Total	$468,413	100%	$221,628	100%	$156,414	100%
The following table presents our revenue by channel for the years ended December 31, 2021, 2020, 2019:

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	(in thousands, except percentages)
Channel:
CTV	$185,254	40%	$34,319	15%	$—	—%
Desktop	118,182	25	78,956	36	68,302	44
Mobile	164,977	35	108,353	49	88,112	56
Total	$468,413	100%	$221,628	100%	$156,414	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
United States	$365,161	$161,570	$108,385
International	103,252	60,058	48,029
Total	$468,413	$221,628	$156,414
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

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $3.5 million at December 31, 2021, and $2.4 million at December 31, 2020. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.1 million and $1.5 million as of December 31, 2021 and December 31, 2020, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 2021, 2020, and 2019, respectively:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Allowance for doubtful accounts, Beginning Balance	$2,360	$3,400	$1,340
Allowance for doubtful accounts, assumed from mergers or acquisitions	835	1,033	—
Write-offs	(337)	(3,054)	(3,282)
Increase in provision for expected credit losses	597	870	5,328
Recoveries of previous write-offs	20	111	14
Allowance for doubtful accounts, December 31	$3,475	$2,360	$3,400
During the year ended December 31, 2021, 2020, and 2019, the provision for expected credit losses associated with accounts receivable and the offset by increases of contra seller payables related to recoveries of uncollected buyer receivables resulted in a net amount of bad debt each year. During the year ended December 31, 2021, the provision for expected credit losses associated with accounts receivable of $0.6 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in an immaterial amount of bad debt expense. During the year ended December 31, 2020, the provision for expected credit losses associated with accounts receivable of $0.9 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.0 million, which resulted in $0.1 million of bad debt recoveries. During the year ended December 31, 2019, the provision for expected credit losses associated with accounts receivable of $5.3 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $4.1 million, which resulted in bad debt expense of $1.2 million.
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
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2021:

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
At December 31, 2021 and 2020, cash equivalents of $7.9 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At December 31, 2021, the Company had Convertible Senior Notes (as defined in Note 18) included in its balance sheet. The estimated fair value of the Company's Convertible Senior Notes was $315.5 million as of December 31, 2021. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2021 and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the years ended December 31, 2021 and 2020.

Note 6—Investments
The Company had no investments in marketable securities at December 31, 2021 and December 31, 2020.
During the year ended December 31, 2019, $7.5 million of available-for-sale investments matured, on which the realized gains were de minimis and there were no unrealized holding gains (losses) reclassified out of accumulated other comprehensive loss into the consolidated statements of operations. The Company had no sales of available-for-sale investments in 2019.

Note 7—Property and Equipment
    Major classes of property and equipment were as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Purchased software	$1,214	$1,255
Computer equipment and network hardware	124,907	115,740
Furniture, fixtures and office equipment	3,476	2,289
Leasehold improvements	3,307	2,738
Gross property and equipment	132,904	122,022
Accumulated depreciation	(98,837)	(98,341)
Net property and equipment	$34,067	$23,681
    Depreciation expense on property and equipment totaled $16.1 million, $16.0 million, and $21.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. There were no impairment charges to property and equipment for the years ended December 31, 2021, 2020, and 2019.
    As part of the April 30, 2021 acquisition of SpotX, the Company acquired finance leases related primarily to network hardware. The accumulated depreciation related to assets under finance leases was approximately $0.5 million as of December 31,

2021, and was included in depreciation expense when recognized. See Note 16 for more information regarding the related finance lease obligation.
    The Company's property and equipment, net by geographical region was as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
United States	$23,495	$13,504
International	10,572	10,177
Total	$34,067	$23,681

Note 8—Internal Use Software Development Costs
    Internal use software development costs were as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Internal use software development costs, gross	62,490	$51,277
Accumulated amortization	(42,397)	(35,117)
Internal use software development costs, net	$20,093	$16,160
    During the years ended December 31, 2021, 2020, and 2019, the Company capitalized $12.9 million, $9.2 million, and $9.0 million, respectively, of internal use software development costs. Amortization expense was $9.0 million, $8.3 million, and $7.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. In the years ended December 31, 2021, 2020, and 2019, amortization expense included the write-off of software development costs of $0.1 million, $0.1 million, and $0.5 million, in the respective periods, related to the abandonment of the associated projects. Based on the Company’s internal use software development costs at December 31, 2021, excluding projects that are not ready for their intended use with a value of $4.7 million, estimated amortization expense of $8.4 million, $5.0 million, and $2.0 million is expected to be recognized in 2022, 2023, and 2024, respectively.
    There were no impairment charges to internal use software development costs for the years ended December 31, 2021, 2020 and 2019 with the exception of the write-offs mentioned above.

Note 9—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
    Details of the Company’s goodwill were as follows (in thousands):

Total
Beginning balance at December 31, 2019	$7,370
Additions for Merger with Telaria (Note 10)	150,755
Ending balance at December 31, 2020	158,125
Additions for Acquisition of SpotX (Note 10)	782,831
Additions for Acquisition of SpringServe (Note 10)	24,156
Additions for Acquisition of Nth Party (Note 10)	4,761
Ending balance at December 31, 2021	$969,873

    The Company’s intangible assets as of December 31, 2021 and 2020 included the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Amortizable intangible assets:
Developed technology	$378,958	$77,658
Customer relationships	173,950	37,950
In-process research and development	14,630	8,030
Non-compete agreements	2,270	70
Trademarks	1,400	—
Total identifiable intangible assets, gross	571,208	123,708
Accumulated amortization—intangible assets:
Developed technology	(75,850)	(21,905)
Customer relationships	(65,702)	(11,877)
In-process research and development	(1,250)	—
Non-compete agreements	(1,197)	(42)
Trademarks	(594)	—
Total accumulated amortization—intangible assets	(144,593)	(33,824)
Total identifiable intangible assets, net	$426,615	$89,884
    Amortization of intangible assets for the years ended December 31, 2021, 2020, and 2019 was $121.9 million, $24.9 million, and $3.3 million, respectively. For the years ended December 31, 2021, 2020, and 2019 the Company wrote off fully amortized intangible assets with a historical cost of $11.1 million, $1.1 million and $0.7 million, respectively.
    The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2021:

Fiscal Year	Amount
(in thousands)
2022	$148,541
2023	103,173
2024	85,298
2025	67,748
2026	21,855
Thereafter	—
Total	$426,615
    During the years ended December 31, 2021 and 2020, the Company capitalized $0.8 million and $0.9 million, respectively, related to cloud computing arrangements. These costs are related to arrangements for infrastructure as a service, platform as a service, and software as a service. As of December 31, 2021 and 2020, capitalized costs associated with these arrangements are included within prepaid expenses and other current assets in the amounts of $0.5 million and $0.7 million, respectively, and within other assets, non-current in the amounts of $0.7 million and $0.2 million, respectively. The amortization of these agreements was $0.4 million for the year ended December 31, 2021 and an insignificant amount for the year ended December 31, 2020.
The Company's qualitative assessment in the fourth quarter of 2021 did not indicate that it is more likely than not that the fair value of its goodwill, intangible assets, and other long-lived assets is less than the aggregate carrying amount.

Note 10—Business Combinations
2020 Merger—Telaria
    On April 1, 2020, (the "Acquisition Date"), the Company completed the merger with Telaria. Upon completion of the Telaria Merger, each share of Telaria common stock issued and outstanding was converted into 1.082 shares of Magnite common stock. As a result, the Company issued 52,098,945 shares of Magnite common stock. In connection with the Telaria Merger,

Magnite also assumed Telaria’s 2013 Equity Incentive Plan, as amended; 2008 Stock Plan, as amended; and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended.
As of the Acquisition Date, former holders of Telaria common stock owned approximately 48% and pre-merger holders of Magnite common stock owned approximately 52% of the common stock of the combined company on a fully diluted basis.
As part of the Telaria Merger, existing outstanding restricted stock units of Telaria common stock and stock options to purchase common stock of Telaria were exchanged for 1.082 restricted stock units of the Company and options to purchase the Company's common stock, respectively. The fair value of stock options exchanged on the date of the Telaria Merger attributable to pre-acquisition services was recorded as purchase consideration. The fair value of the restricted stock units and stock options exchanged on the date of the Telaria Merger attributable to post-acquisition services will be recorded as additional stock-based compensation expense in the Company's consolidated statements of operations over their remaining requisite service (vesting) periods.
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
The fair value of stock options and restricted stock units exchanged on the Acquisition Date attributable to post-acquisition services of $4.7 million and $12.2 million, respectively, will be recorded as additional stock-based compensation expense on the Company's consolidated statements of operations over their remaining requisite service (vesting) periods.
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below (in thousands):

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

The Company believes the amount of goodwill resulting from the purchase price allocation is primarily attributable to expected synergies from assembled workforce, an increase in development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill has become impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The acquired intangibles and goodwill resulting from the Telaria Merger are not amortizable for tax purposes.
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
Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, backlog, and trademarks is included in sales and marketing expenses in the consolidated statements of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the consolidated statements of operations. The intangible assets generated in the Telaria Merger are not tax deductible.
As such, as part of the Telaria Merger, deferred tax liabilities were established, which were fully offset by the estimated income tax effect of the partial release of Telaria's valuation allowance.
The Company recognized approximately $17.6 million of acquisition related costs during the year ended December 31, 2020 (see Note 14). In addition, as part of the Telaria Merger, the Company acquired Telaria's U.S. federal NOLs of approximately $126.1 million and state NOLs of approximately $87.6 million. Pursuant to Section 382 of the Internal Revenue Code, Telaria, Inc. underwent an ownership change for tax purposes. As a result, the use of the NOLs will be subject to annual Section 382 use limitations. The Company believes the ownership change will not impact the Company's ability to utilize substantially all of the NOLs to the extent it generates taxable income that can be offset by such losses.

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
	(in thousands)
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

2021 Acquisition—SpotX
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Senior Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Senior Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of our common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1.1 billion, prior to customary working capital adjustments and other adjustments, consisting of $640.0 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. The working capital was approximately $65.2 million, including cash balances acquired and other working capital adjustments, resulting in a total purchase price of $1.2 billion. The Company financed the Cash Consideration through borrowings under the Term Loan B Facility and the Convertible Senior Notes (Note 18).
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
For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed, the Company has applied the guidance in ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.

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
During the three months ended December 31, 2021, the Company adjusted the preliminary purchase price allocation for SpotX based on updated fair values associated with the acquired assets and liabilities. Adjustments primarily impacted acquisition related tax accruals, deferred tax liabilities and classification of lease assets.
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpotX Acquisition as set forth below (in thousands):

Cash	$81,967
Restricted cash	199
Accounts receivable	199,649
Prepaid and other assets, current	12,308
Fixed assets	6,823
Intangible assets	429,600
Right-of-use lease asset	10,055
Goodwill	782,831
Total assets to be acquired	1,523,432
Accounts payable and accrued expenses	205,913
Other current liabilities	1,112
Lease liabilities	12,625
Deferred tax liability, net	103,039
Total liabilities to be assumed	322,689
Total purchase price	$1,200,743
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
* In-process research and development consists of six projects with a weighted-average useful life of 3 years. Amortization begins once associated projects are completed and it is determined the projects have alternative future use.

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
Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, backlog, non-compete agreements, and trademarks is included in sales and marketing expenses in the consolidated statements of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the consolidated statements of operations. The intangible assets generated in the SpotX Acquisition are not tax deductible.
As part of the SpotX Acquisition, deferred tax liabilities were established. As a result of the deferred tax liability balance created by the acquisition, the Company reduced its deferred tax asset valuation allowance by $56.2 million. Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the year ended December 31, 2021.
The Company recognized approximately $27.9 million of acquisition related costs included in the "Merger, acquisition, and restructuring costs" in the Company's consolidated statements of operations during the year ended December 31, 2021 related to the SpotX Acquisition.

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
In 2020, SpotX made a minority investment of $2.1 million in SpringServe in conjunction with a strategic partnership agreement between the two companies, which included an option agreement to purchase SpringServe. At the time of Magnite's acquisition of SpotX, the fair value of SpotX's minority investment and purchase right were valued at a combined $7.5 million for a total minority investment and purchase right of $9.5 million. In connection with the SpringServe Acquisition, approximately $1.4 million of the purchase price was held back to cover possible indemnification claims, which is expected to be paid in cash one year after the acquisition.
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
Management's purchase price allocation is preliminary and subject to change pending finalization of the valuation, including finalization of tax attributes and tax related liabilities. Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired DTA valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the Company will record the offset to goodwill. The Company records all other changes to DTA valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense.
For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed, the Company has applied the guidance in ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.

The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpringServe Acquisition as set forth below (in thousands):

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
The following table summarizes the components of the intangible assets and estimated useful lives as of the date of the SpringServe Acquisition (dollars in thousands):

		Estimated Useful Life
Technology	15,500	5 years
Customer relationships	5,700	2 years
Trademarks and Trade Names	900	3 years
In-process research and development	800	3 years*
Non-compete agreements	500	2 years
Total intangible assets acquired	$23,400
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
At the Acquisition Date, SpringServe had existing Customer Relationships. To the extent that future cash flows of the business would be negatively affected in the absence of these relationships, they would be deemed to have economic value. In addition, certain employees of SpringServe signed two year non-compete agreements. The Company used the Loss‐of‐Revenue and Income Method in its valuation of the existing Customer Relationships and non-compete agreements. This method attempts to quantify the scenario whereby the owner loses the right to the intangible asset and the resulting losses of revenue and income. Under this analysis, the value of the cash flows with the intangible asset is compared to the value of the cash flows without the intangible asset and the difference represents the value of the intangible asset. This methodology included applying a discount rate and the expected timing it would take to further enhance customer relationships.
The fair value of the trademarks and trade names were based on the Income Approach, specifically the Relief‐from‐Royalty Method. Under this method, data is obtained regarding actual royalty payments made for similar intangible assets. After the appropriate royalty rate is determined, the reasonable royalty savings is then discounted to its present value over the remaining technological, economic, or legal life of the intangible asset.

Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, non-compete agreements, and trademarks is included in sales and marketing expenses in the consolidated statements of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the consolidated statements of operations. The acquired intangibles and goodwill resulting from the SpringServe Acquisition are not tax deductible.
As part of the SpringServe Acquisition, deferred tax liabilities were established. As a result of this and the SpotX deferred tax liability balance, the Company recognized an income tax benefit in the consolidated statements of operations for the year ended December 31, 2021.
SpringServe Acquisition related costs included in the "Merger, acquisition, and restructuring costs" in the Company's consolidated statements of operations during the year ended December 31, 2021 were immaterial.
Nth Party
The Company completed the acquisition of Nth Party in December 2021 by acquiring all outstanding shares for a total purchase price of $9.0 million, consisting of cash consideration. The Company acquired Nth Party, Ltd. (“Nth Party”), developer of cryptographic software for secure audience data sharing and analysis, to reinforce the Company’s ongoing commitment to build leading identity and audience solutions for sellers and buyers. The allocation of purchase consideration resulted in approximately $5.4 million of developed technology intangible assets with an estimated useful life of five years, approximately $0.2 million non-compete intangible assets with an estimated useful life of two years, approximately $1.3 million of deferred tax liability, and goodwill of approximately $4.8 million, which is attributable to the workforce of Nth Party and revenue growth from the acquisition. Goodwill was not considered deductible for income tax purposes.
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

	Year Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Pro Forma Revenue	$540,466	$400,039
Pro Forma Net Income (Loss)	$(86,621)	$(156,638)
During the year ended December 31, 2021, due to the process of integrating the operations of SpotX into the operations of the Company, the determination of SpotX's post-acquisition revenue and operating results on a standalone basis was impracticable. The SpringServe post-acquisition revenue and operating results on a standalone basis were immaterial.

Note 11—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Accounts payable—seller	$971,220	$492,605
Accounts payable—trade	11,904	4,268
Accrued employee-related payables	16,230	12,442
Accrued holdback - indemnification claims	1,602	—
Total	$1,000,956	$509,315

 Note 12—Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Investments, net of tax	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(2)	$(257)	$(259)
Other comprehensive income	2	212	214
Balance at December 31, 2019	—	(45)	(45)
Other comprehensive loss	—	(912)	(912)
Balance at December 31, 2020	—	(957)	(957)
Other comprehensive loss	—	(419)	(419)
Balance at December 31, 2021	$—	$(1,376)	$(1,376)

Note 13—Stock-Based Compensation
    In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the Merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). All compensatory equity awards outstanding at December 31, 2021 were issued pursuant to the 2014 Equity Incentive Plan, the iSocket Plan, the Chango Plan, the nToggle Plan, the Telaria Plan, the 2008 Stock Plan, the ScanScout Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
    The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2021, 2020, and 2019, included 0.4 million, 0.7 million, and 1.8 million, respectively, of restricted stock units that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. No further awards were granted under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were granted under the 2007 Stock Incentive Plan since the IPO. Available shares under the iSocket Plan, the Chango Plan, and the nToggle Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 13,323,449 shares remained available for future issuance at December 31, 2021 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.

Stock Options
    A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2020	6,695	$5.61
Granted	302	$38.99
Exercised	(1,560)	$6.04
Forfeited	(308)	$8.85
Outstanding at December 31, 2021	5,129	$7.25	5.6 years	$58,464
Exercisable at December 31, 2021	3,815	$5.52	4.8 years	$45,730
    The total intrinsic value of options exercised during the year ended December 31, 2021 was $46.4 million. At December 31, 2021, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $8.5 million, which is expected to be recognized over a weighted-average period of 2.0 years. Total fair value of options vested during the year ended December 31, 2021 was $3.9 million.
    The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the year ended December 31, 2021 was $24.57 per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expected term (in years)	5.0	6.3	6.1
Risk-free interest rate	0.88%	0.45%	2.55%
Expected volatility	79%	67%	60%
Dividend yield	—%	—%	—%
    Restricted Stock Units
    A summary of restricted stock unit activity for the year ended December 31, 2021 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2020	9,286		$5.30
Granted	3,040		$37.37
Canceled	(1,068)		$15.33
Vested and released	(4,624)		$5.29
Restricted stock units outstanding at December 31, 2021	6,634		$18.39
Restricted stock units outstanding and unvested at December 31, 2021*	6,597	*	$18.46
*At December 31, 2021, outstanding restricted stock units included 37,318 units that were vested but deferred.
The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2021 was $37.37. The aggregate fair value of restricted stock units that vested during the year ended December 31, 2021 was $142.8 million. At December 31, 2021, the intrinsic value of unvested restricted stock units was $115.5 million. At December 31, 2021, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $100.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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

At December 31, 2021, the Company had unrecognized employee stock-based compensation expense for the April 2020 and April 2021 grants of approximately $0.4 million and $1.0 million, which is expected to be recognized over the remaining 1.3 years and 2.3 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.
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
The fair value of each of the Performance Tranches was $3.0 million, $2.8 million, and $2.6 million, respectively, and have a grant date fair value per share of restricted stock of $23.94, $21.93, and $20.30, respectively, which was estimated using a Monte-Carlo lattice model. At December 31, 2021, the Company had unrecognized employee stock-based compensation expense of approximately $2.7 million, $2.5 million, and $2.4 million, which is expected to be recognized over the remaining 2.7 years, 3.7 years, and 4.7 years, respectively. Between 0% and 100% of the performance stock units will vest on each of the tranche dates.
During the years ended December 31, 2021 and December 31, 2020, the Company recognized $1.4 million and $0.2 million, respectively, of stock-based compensation related to these performance stock units based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
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
    As of December 31, 2021, the Company has reserved 2,934,485 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Cost of revenue	$792	$525	$421
Sales and marketing	15,718	8,229	5,638
Technology and development	11,857	7,451	4,757
General and administrative	11,297	10,416	8,009
Merger, acquisition, and restructuring costs	1,071	1,870	—
Total stock-based compensation expense	$40,735	$28,491	$18,825

For the year ended December 31, 2021, the Company recognized $151.6 million of tax benefit on stock-based compensation expense related to 2021 and years prior, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2021, tax benefit realized related to awards vested or exercised during 2021 and years prior was $40.5 million. Due to the full valuation allowance provided on its net deferred tax assets, the Company had not recorded any tax benefit attributable to stock-based awards for the years ended December 31, 2020 and 2019.

Note 14—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Professional Service (investment banking advisory, legal and other professional services)	$28,422	$9,935	$2,041
Personnel related (severance and one-time termination benefit costs)	6,184	5,747	—
Non-cash stock-based compensation (double-trigger acceleration and severance)	1,071	1,870	—
Loss contracts (lease related)	2,500	—	—
Total merger, acquisition, and restructuring costs	$38,177	$17,552	$2,041
During the years ended December 31, 2021, 2020 and 2019, the Company incurred costs of $38.2 million, $17.6 million and $2.0 million, respectively, primarily related to the acquisitions of SpotX and SpringServe and the merger with Telaria. All of the expenses incurred in the year ended December 31, 2019 were incurred during the fourth quarter.
Accrued restructuring costs related to mergers and acquisitions were $2.7 million and $2.9 million at December 31, 2021 and December 31, 2020, respectively and were primarily related to the SpotX Acquisition, the SpringServe Acquisition, and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's consolidated balance sheets.

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Accrued merger. acquisition, and restructuring costs at beginning of period	$2,935	$—	$67
Restructuring costs (personnel related and non-cash stock-based compensation)	7,255	7,617	—
Restructuring activity, merger and acquisition loss contracts	2,500	3,543	—
Cash paid for restructuring costs	(6,377)	(6,355)	(67)
Non-cash loss contracts (lease related)	(2,500)	—	—
Non-cash stock-based compensation	(1,071)	(1,870)	—
Accrued merger, acquisition, and restructuring costs at end of period	$2,742	$2,935	$—

Note 15—Income Taxes
    The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Domestic	$(105,168)	$(57,253)	$(28,063)
International	10,180	4,514	1,073
Loss before income taxes	$(94,988)	$(52,739)	$(26,990)

    The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Current:
Federal	$128	$(144)	$(153)
State	1,515	15	28
Foreign	2,275	1,117	281
Total current provision	3,918	988	156
Deferred:
Federal	(89,404)	9	(762)
State	(8,296)	(12)	(174)
Foreign	(1,271)	(292)	(732)
Total deferred benefit	(98,971)	(295)	(1,668)
Total provision (benefit) for income taxes	$(95,053)	$693	$(1,512)
    The Company recorded an income tax benefit of $95.1 million for the year ended December 31, 2021 compared to an income tax expense of $0.7 million and income tax benefit of $1.5 million for the years ended December 31, 2020 and 2019, respectively. The tax benefit for the year ended December 31, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The tax expense for the year ended December 31, 2020 was primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries. The tax benefit for the year ended December 31, 2019 was the result of a deferred tax liability associated with the RTK.io acquisition, the release of a foreign valuation allowance resulting from a change to a cost-plus arrangement for a foreign subsidiary, the domestic valuation allowance, and the tax liability associated with foreign subsidiaries.
    Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 21% for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.6%	(0.2)%	(0.1)%
Foreign loss at other than U.S. rates	(0.5)%	(0.5)%	(4.3)%
Stock-based compensation expense	31.7%	11.4%	3.5%
Meals and entertainment	(0.1)%	(0.1)%	(0.9)%
Other permanent items	(1.6)%	(1.1)%	(1.2)%
Change in valuation allowance	58.0%	(19.5)%	(7.5)%
Sec 162(m) officers compensation	(14.2)%	(12.7)%	(6.3)%
Provision to return adjustments	0.2%	0.4%	1.4%
Effective income tax rate	100.1%	(1.3)%	5.6%

    Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred Tax Assets:
Accrued liabilities	$1,208	$1,568
Lease liabilities	18,499	8,943
Stock-based compensation	5,573	3,559
Net operating loss carryovers	131,509	117,707
Tax credit carryovers	5,308	4,882
Other	1,555	1,263
Total deferred tax assets	163,652	137,922
Less valuation allowance	(56,049)	(109,992)
Deferred tax assets, net of valuation allowance	107,603	27,930
Deferred Tax Liabilities:
Fixed assets	(2,059)	(824)
Intangible assets	(101,477)	(18,584)
Right of use lease asset	(15,563)	(8,283)
Total deferred tax liabilities	(119,099)	(27,691)
Net deferred tax assets (liability)	$(11,496)	$239

    As of December 31, 2021, the net deferred tax liability of $11.5 million is presented in the Company's consolidated balance sheets as deferred tax liabilities, net of $13.3 million and other assets, non-current of $1.8 million. As of December 31, 2020, the net deferred tax asset of $0.2 million is presented in the Company's consolidated balance sheets as other assets, non-current of $0.4 million and deferred tax liability, net of $0.2 million. The valuation allowance was reduced by $53.9 million for the year ended December 31, 2021, and increased by $16.4 million, and $2.7 million for the years ended December 31, 2020 and 2019, respectively.
    At December 31, 2021, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $486.1 million, which will begin to expire in 2027. At December 31, 2021, the Company had state NOLs of approximately $285.2 million, which will begin to expire in 2023. At December 31, 2021, the Company had foreign NOLs of approximately $30.2 million, which will begin to expire in 2026. At December 31, 2021, the Company had acquired federal research and development tax credit carryforwards of approximately $0.4 million, and state research and development tax credits of approximately $8.0 million, both of which carry forward indefinitely. No amounts for any federal or state research and development tax credits for the years ended December 31, 2019, 2020, or 2021 related to business operations are included herein.
On March 11, 2021, the U.S. President signed into law the American Rescue Plan Act of 2021 ("ARP Act")—a $1.9 trillion coronavirus disease 2019 ("COVID-19") relief package. The ARP Act had limited income tax provisions. The Company has determined that the ARP Act did not have a material impact on the Company for the year ended December 31, 2021. On December 27, 2020, the U.S. President signed into law the Consolidated Appropriations Act, 2021 ("CAA"). The CAA was meant to provide additional relief and support to those impacted by the COVID-19 pandemic. The CAA included provisions relating to payroll tax deferrals, family leave, and a five-year extension of a myriad of tax provisions that were set to expire. The Company has determined that the tax implications of the CAA will not be material. On March 27, 2020, the U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), in response to the COVID-19 pandemic. The CARES Act is meant to infuse negatively affected companies with various tax cash benefits to ease the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, and net operating loss carryback periods. The Company has determined the tax implications of the CARES Act will not be material. In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures that could impact our tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures globally.
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
    At December 31, 2021, unremitted earnings of the subsidiaries outside of the United States were approximately $29.3 million, on which the Company recorded a provisional transition tax of $5.0 million. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
    The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2019	$4,720
Increases related to current year tax positions	—
Decreases related to current year tax positions	(2,294)
Increases related to prior year tax positions	788
Balance as of December 31, 2020	3,214
Increases related to current year tax positions	200
Decreases related to prior year tax positions	(41)
Increases related to prior year tax positions	342
Balance as of December 31, 2021	$3,715
    Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2021, 2020, and 2019 were not material.
    Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. The 2017 U.S. Income Tax Return for Telaria was under examination by the IRS, which was closed during the period ended June 30, 2021 with no change to tax as reported. The IRS is currently conducting a Form 1042 Withholding Tax Audit for Telaria for 2017. The Company has not received IRS findings related to this audit. For the Netherlands, New Zealand, Malaysia, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2019 forward are open for examination, for Singapore 2018 and forward are open for examination, for Australia, Brazil, and Germany 2017 and forward are open for examination, for Canada 2016 and forward are open for examination, and for Japan and Italy 2015 and forward remain open for examination.
    The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 16—Leases
The Company has operating and finance leases for office facilities, data centers, and equipment. The lease terms of the Company’s leases generally range from 1.0 year to 10.0 years, and the weighted average remaining lease term of leases included in the lease liability is 6.3 years as of December 31, 2021. As of December 31, 2021, a weighted average discount rate of 5.09% has been applied to the remaining lease payments to calculate the lease liabilities included within the consolidated balance sheets.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $20.7 million, $13.4 million and $7.8 million of lease expense, respectively, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the consolidated balance sheets. In addition, for the years ended December 31, 2021, 2020 and 2019, the Company recognized expenses of $35.1 million, $20.4 million and $10.0 million, respectively, for cloud-based services and other lease costs related to data centers and $1.2 million, $1.0 million and $1.2 million, respectively, of lease expense related to short-term leases that are not included in the ROU asset or lease liability balances.

The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of December 31, 2021 (in thousands):

Fiscal Year
2022	$22,491
2023	19,354
2024	16,522
2025	8,796
2026	6,734
Thereafter	27,095
Total lease payments (undiscounted)	100,992
Less: imputed interest	(15,363)
Lease liabilities—total (discounted)	$85,629
    The Company also received rental income of $4.4 million, $3.7 million, and $0.3 million for real estate leases for which it subleases the property to a third party during the years ended December 31, 2021, 2020, and 2019, respectively. Rental income is included in other income in the consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements at December 31, 2021, during the three months ended December 31, 2021, the Company entered into an agreement for an office lease in Canada which has not commenced as of December 31, 2021, and is therefore, not included in the lease liability on the balance sheet. The Company has future commitments totaling $0.7 million over the course of 5.0 years for this office lease.
As part of the April 30, 2021 acquisition of SpotX, the Company acquired finance leases related primarily to computer equipment and network hardware. These finance leases are included within lease liabilities - current portion and lease liabilities, non-current in the amounts of $0.8 million and $0.3 million, respectively, as of December 31, 2021.

Note 17—Commitments and Contingencies
Commitments
    The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 16).
As of December 31, 2021 and 2020, the Company had $5.1 million and $6.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
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

Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2021. However, based on management’s knowledge as of December 31, 2021, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
    Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 18—Debt
Long term debt as of December 31, 2021 consisted of the following:

December 31, 2021
(in thousands)
Convertible Senior Notes	$400,000
Less: Unamortized debt issuance cost	(9,643)
Net	390,357
Term Loan B Facility	358,200
Less: Unamortized discount and debt issuance cost	(24,934)
Net	333,266
Less: Current portion	(3,600)
Total non-current debt	$720,023
The Company did not have any debt outstanding as of December 31, 2020. Maturities of the principal amount of the Company's long-term debt as of December 31, 2021 are as follows (in thousands):

Fiscal Year
2022	$3,600
2023	3,600
2024	3,600
2025	3,600
2026	403,600
Thereafter	340,200
Total (discounted)	$758,200
Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $4.9 million for the year ended December 31, 2021 and were immaterial for the years ended December 31, 2020 and 2019. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.
Bank Loan
On September 25, 2020, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"), which was scheduled to expire on September 26, 2020. The Loan Agreement provides a senior secured revolving credit facility of up to the lesser of $60.0 million and 85% of eligible accounts receivable, with a maturity date of September 25, 2022. The Loan Agreement includes a letter of credit, foreign exchange and cash management facility with a sublimit up to $10.0 million. On April 30, 2021, the Company entered into the Credit Agreement. In connection with entering into the Credit Agreement, the Loan Agreement with SVB was terminated on April 30, 2021. As of the termination date, there were no amounts outstanding under the Loan Agreement.

Convertible Senior Notes and Capped Call Transactions
In March 2021, the Company issued $400.0 million aggregate principal amount of 0.25% convertible senior notes in a private placement, including $50.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the "Convertible Senior Notes"). The Convertible Senior Notes will mature on March 15, 2026, unless earlier repurchased, redeemed or converted. The total net proceeds from the offering, after deducting debt issuance costs paid by the Company, were approximately $388.6 million. The Company used approximately $39.0 million of the net proceeds from the offering to pay for the Capped Call Transactions (as described below).
The Convertible Senior Notes are senior, unsecured obligations and (i) will be equal in right of payment with the existing and future senior, unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including amounts outstanding under our Loan Agreement or our new Credit Agreement (see section below); and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of the Company’s subsidiaries that do not guarantee the Convertible Senior Notes.
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
Holders will have the right to convert their notes (or any portion of a note in an authorized denomination), in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (iv) if the Company calls such Convertible Senior Notes for redemption; and (v) on or after September 15, 2025, until the close of business on the second scheduled trading day immediately before the maturity date, holders of the Convertible Senior Notes may, at their option, convert all or a portion of their Convertible Senior Notes regardless of the foregoing conditions at any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.
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
The Company may not redeem the Convertible Senior Notes at their option at any time before March 20, 2024. Subject to the terms of the indenture agreement, the Company has the right, at its election, to redeem all, or any portion (subject to the partial redemption limitation) in an authorized denomination, of the Convertible Senior Notes, at any time, and from time to time, on a redemption date on or after March 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, for cash, but only if the "last reported sale price," as defined under the Offering Memorandum, per share of common stock exceeds 130% of the “conversion price” on (i) each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date we send such notice. In addition, calling any note for redemption will constitute a "make-whole fundamental change" (as defined below) with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. If the Company elects to redeem less than all of the outstanding notes, then the redemption will not constitute a make-whole fundamental change with respect to the notes not called for redemption, and holders of the notes not called for redemption will not be entitled to an increased conversion rate for such notes as described above on account of the redemption, except to the limited extent described further below. No sinking fund is provided for the Convertible Senior Notes, which means that the Company is not required to redeem or retire the Convertible Senior Notes periodically.
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
If an event of default, other than a reporting default remedied by special interest as defined in the indenture agreement, occurs with respect to the Company or any guarantor, then the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than a reporting event of default described above with respect to Magnite or any guarantor and not solely with respect to a significant subsidiary of the Company’s or a guarantor, other than the Company or such guarantor) occurs and is continuing, then the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by written notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding to become due and payable immediately.
The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to customary anti-dilution adjustments in certain circumstances.
In connection with the pricing of the Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with various financial institutions (the "Capped Call Transactions"). The Capped Call Transactions were entered into with third party broker-dealers to limit the potential dilution that would occur if the Company has to settle the conversion value in excess of the principal in shares. This exposure will be covered (i.e., the Company will receive as many shares as are required to be issued between the conversion price of $63.8818 and the maximum price of $91.2600). Any shares required to be issued by the Company over this amount would have net earnings per share dilution impact. By entering into the Capped Call Transactions, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Company paid $39.0 million for the Capped Call Transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Convertible Senior Notes. The cost of the Capped Call Transactions is not expected to be tax deductible as the Company did not elect to integrate the capped call into the Convertible Senior Notes for tax purposes. The cost of the Capped Call Transaction was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements.
As noted in Note 2, the Company early adopted ASU 2020-06 effective January 1, 2021. The Company has not elected the fair value option, the embedded conversion features are not required to be bifurcated under the accounting guidance, and the convertible debt was not issued with a substantial premium. As such, the Company accounted for the Convertible Senior Notes as a liability in its entirety. Under the guidance, all the embedded features of the Convertible Senior Notes met the definition of a derivative. These features included a contingent call option, contingent put options, and conversion features. The contingent call option and contingent put options are clearly and closely related to the debt host and, therefore, do not require bifurcation. As the conversion features are indexed to the Company’s own equity and would be equity classified if they were freestanding instruments, the scope exception in ASC 815-10-15-74(a) applies and these conversion features will not be bifurcated under ASC 815.
The new accounting guidance also eliminated the bifurcation models of ASC 470-20 and eliminated the treasury method approach to earnings per share. Accordingly, earnings per share on convertible debt instruments should only be calculated under the If-Converted method. Under the guidance above, the Company will assume settlement in shares.
The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Senior Notes are presented net of issuance costs on the Company's consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Senior Notes and are included in interest expense and amortization of debt discount in the accompanying consolidated statements of operations. The following table sets forth interest expense related to the Convertible Senior Notes for the year ended December 31, 2021:

December 31, 2021
(in thousands)
Contractual interest expense	$786
Amortization of debt issuance costs	1,798
Total interest expense	$2,584
Effective interest rate	0.82%

Amortization expense for the Company's debt issuance costs for fiscal years 2022 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
2022	$2,288
2023	2,288
2024	2,288
2025	2,288
2026	491
Total	$9,643

Credit Agreement
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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of December 31, 2021, the contractual interest rate related to the Term Loan B Facility was 5.75%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of December 31, 2021, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended December 31, 2021.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At December 31, 2021, amounts available under the Revolving Credit Facility were $59.9 million, net of letters of credit outstanding in the amount of $5.1 million.

The following table summarizes the Term Loan B Facility at December 31, 2021:

December 31, 2021
(in thousands)
Term Loan B Facility	$358,200
Unamortized debt discounts	(9,738)
Unamortized debt issuance costs	(15,196)
Debt, net of debt discounts and issuance costs	$333,266
The Company incurred debt issuance costs of $27.7 million in April 2021, of which $10.8 million were associated with debt discount netted against the proceeds and $16.9 million were associated with other deferred financing costs associated with the Term Loan B Facility. Debt outstanding under the Term Loan B Facility are presented net of issuance costs on the Company's consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Term Loan B Facility and are included in interest expense and amortization of debt discount in the accompanying consolidated statements of operations. The following table sets forth interest expense related to the Term Loan B Facility for the year ended December 31, 2021:

December 31, 2021
(in thousands)
Contractual interest expense	14,074
Amortization of debt discount	1,062
Amortization of debt issuance costs	1,657
Total interest expense	16,793
Effective interest rate	7.00%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2022 through 2028 is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
2022	$1,580	$2,466
2023	1,564	2,441
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
Thereafter	1,998	3,116
Total	$9,738	$15,196

Note 19—Stockholders' Equity
On December 13, 2021, the Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. The repurchase program allows the Company to repurchase its common stock using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions, other opportunities that the Company may have for the use or investment of its capital and other factors. The share repurchase program does not obligate the Company to repurchase any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion. The Company intends to finance the share repurchase program through cash on hand.
Under the share repurchase program, 349,245 shares were purchased in open market purchases through December 31, 2021 for a total of approximately $6.0 million at an average of $17.20 per share. Approximately $44.0 million worth of shares may yet be purchased under the plan. For accounting purposes, common stock repurchases under our stock repurchase program are recorded based upon the purchase date of the applicable trade. Repurchased shares are accounted for as treasury stock in the consolidated balance sheets.

Note 20—Related Party Transactions
During the years ended December 31, 2021, 2020, and 2019, the Company did not enter into any transactions with its related parties or affiliates of its related parties requiring disclosure pursuant to the applicable rules of the Financial Accounting Standards Boards or the U.S. Securities and Exchange Commission.

Note 21—Subsequent Events
In January 2022, the Company retired 349,245 shares of treasury stock, which was recorded as a reduction in additional paid in capital. Additionally in January 2022, the Company repurchased and retired 377,000 shares of common stock through open market purchases under the share repurchase program for $5.6 million at an average price of $14.94, which was also recorded as a reduction in additional paid in capital.
On February 1, 2022, the Company granted 5,918,007 restricted stock units, 699,194 stock options, and 86,806 performance stock units to the Company's employees. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The RSUs granted will generally vest over four years from issuance with 25% after one year, and the remainder vesting quarterly thereafter. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date based on certain stock price performance metrics.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
    Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
We completed the SpotX Acquisition on April 30, 2021. See Note 10 of "Notes to Consolidated Financial Statements" for more information. We are currently integrating SpotX into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the SpotX business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 excludes SpotX to the extent that they are not yet integrated into our internal controls environment.
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

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. During the quarter ended June 30, 2021, the Company acquired SpotX, Inc. Pursuant to applicable rules, because the Company has not yet fully incorporated the internal controls and procedures of the acquired entity into the Company's internal control over financial reporting, management excluded certain elements related to the acquired business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The excluded elements of the SpotX business, which are comprised of transactions on the legacy SpotX platform, represented approximately 34% of the Company's revenue and 10% of the Company’s total assets as of and for the year ended December 31, 2021.
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included under "Item 8. Financial Statements and Supplementary Data."
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, or the 2022 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Delinquent Section 16(a) Reports," (if applicable) and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2022 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2022 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the 2022 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    The information required by Item 14 will be included in the 2022 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
2.1
Agreement and Plan of Merger, dated as of December 19, 2019, by and among The Rubicon Project, Inc., Madison Merger Corp., and Telaria, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2019).†

2.2
Stock Purchase Agreement, dated as of February 4, 2021, by and between Magnite, Inc., RTL US Holdings, Inc., and solely for certain sections therein, RTL Group S.A.. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 5, 2021).†

2.3
Amendment to Stock Purchase Agreement, dated as of April 30, 2021, by and among Magnite, Inc., RTL US Holding, Inc., and RTL Group S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 25, 2021).
4.2
Indenture, dated as of March 18, 2021, between Magnite, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).

4.3
Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).

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

10.9+	Telaria, Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrants’ Registration Statement on Form S-8, dated April 9, 2020)
10.10+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.11+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to the Registrants Form 10-K filed with the Commission on February 27, 2020).

10.12+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.13+
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

10.15
Office Lease between BRE HH Property Owner LLC and Magnite, Inc., dated November 20, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

10.16*	Sublease between Zillow Group, Inc. and Magnite, Inc., dated September 21, 2021.†
10.17	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).
10.18
Credit Agreement, dated as of April 30, 2021, by and among Magnite, Inc., Goldman Sachs Bank USA, as administrative and collateral agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.19
Registration Rights Agreement, dated as of April 30, 2021, by and between Magnite, Inc. and RTL US Holding, Inc (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.20
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

21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.

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
*    Filed herewith
+        Indicates a management contract or compensatory plan or arrangement
†    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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
Date February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
David Day
/s/ Brian Gephart	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Brian Gephart
/s/ Paul Caine	Director	February 23, 2022
Paul Caine
/s/ Robert J. Frankenberg	Director	February 23, 2022
Robert J. Frankenberg
/s/ Sarah P. Harden	Director	February 23, 2022
Sarah P. Harden
/s/ Doug Knopper	Director	February 23, 2022
Doug Knopper
/s/ Rachel Lam	Director	February 23, 2022
Rachel Lam
/s/ James Rossman	Director	February 23, 2022
James Rossman
/s/ Robert F. Spillane	Director	February 23, 2022
Robert F. Spillane
/s/ Lisa L. Troe	Director	February 23, 2022
Lisa L. Troe