Form 10-Q
period 2022-03-31
MAGNITE, INC.
filed 2022-05-04
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2022
Common Stock, $0.00001 par value	131,910,148

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$204,589	$230,401
Accounts receivable, net	782,956	927,781
Prepaid expenses and other current assets	22,219	19,934
TOTAL CURRENT ASSETS	1,009,764	1,178,116
Property and equipment, net	34,986	34,067
Right-of-use lease asset	72,363	76,986
Internal use software development costs, net	20,837	20,093
Intangible assets, net	399,419	426,615
Goodwill	978,216	969,873
Other assets, non-current	6,877	6,862
TOTAL ASSETS	$2,522,462	$2,712,612
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$859,178	$1,000,956
Lease liabilities, current	18,638	19,142
Debt, current	3,600	3,600
Other current liabilities	5,903	5,697
TOTAL CURRENT LIABILITIES	887,319	1,029,395
Debt, non-current, net of debt issuance costs	720,710	720,023
Deferred tax liability, net	11,509	13,303
Lease liabilities, non-current	62,777	66,487
Other liabilities, non-current	2,237	2,647
TOTAL LIABILITIES	1,684,552	1,831,855
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2022 and December 31, 2021; 132,052 and 132,553 shares issued at March 31, 2022 and December 31, 2021, respectively, and 132,052 and 132,204 shares outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,278,218	1,282,589
Accumulated other comprehensive loss	(1,266)	(1,376)
Treasury stock at cost, 0 and 349 shares outstanding at March 31, 2022 and December 31, 2021, respectively	—	(6,007)
Accumulated deficit	(439,044)	(394,451)
TOTAL STOCKHOLDERS' EQUITY	837,910	880,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,522,462	$2,712,612

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$118,075	$60,715
Expenses:
Cost of revenue	59,396	20,756
Sales and marketing	50,000	22,589
Technology and development	23,043	14,266
General and administrative	18,704	14,158
Merger, acquisition, and restructuring costs	6,756	2,722
Total expenses	157,899	74,491
Loss from operations	(39,824)	(13,776)
Other (income) expense:
Interest expense, net	7,111	143
Other income	(1,263)	(1,223)
Foreign exchange loss, net	926	15
Total other (income) expense, net	6,774	(1,065)
Loss before income taxes	(46,598)	(12,711)
Provision (benefit) for income taxes	(2,005)	166
Net loss	$(44,593)	$(12,877)
Net loss per share:
Basic and Diluted	$(0.34)	$(0.11)
Weighted average shares used to compute net loss per share:
Basic and Diluted	132,236	115,296

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(44,593)	$(12,877)
Other comprehensive income (loss):
Foreign currency translation adjustments	110	(313)
Other comprehensive income (loss)	110	(313)
Comprehensive loss	$(44,483)	$(13,190)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)			$381,613
Exercise of common stock options	733	—	5,785	—	—	—	—	5,785
Issuance of common stock related to RSU vesting	1,351	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,108	—	—	—	—	7,108
Capped call options	—	—	(38,960)	—	—	—	—	(38,960)
Other comprehensive loss	—	—	—	(313)	—	—	—	(313)
Net loss	—	—	—	—	(12,877)	—	—	(12,877)
Balance at March 31, 2021	116,113	$2	$751,017	$(1,270)	$(407,393)	—	$—	$342,356

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
Exercise of common stock options	311	—	1,107	—	—	—	—	1,107
Issuance of common stock related to RSU vesting	783	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(315)	—	(4,260)	—	—	—	—	(4,260)
Purchase of treasury stock	—	—	—	—	—	(931)	(12,138)	(12,138)
Retirement of common stock	(1,280)	—	(18,145)	—	—	1,280	18,145	—
Stock-based compensation	—	—	16,927	—	—	—	—	16,927
Other comprehensive income	—	—	—	110	—	—	—	110
Net loss	—	—	—	—	(44,593)	—	—	(44,593)
Balance at March 31, 2022	132,052	$2	$1,278,218	$(1,266)	$(439,044)	—	$—	$837,910

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES:
Net loss	$(44,593)	$(12,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,866	12,485
Stock-based compensation	16,589	6,993
Impairment of intangible assets	3,320	—
(Gain) loss on disposal of property and equipment	(2)	50
Provision for doubtful accounts	(571)	(159)
Amortization of debt discount and issuance costs	1,700	99
Non-cash lease expense	610	(652)
Deferred income taxes	(1,891)	62
Unrealized foreign currency (gains) losses, net	458	(375)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	146,241	70,252
Prepaid expenses and other assets	(2,279)	1,578
Accounts payable and accrued expenses	(141,312)	(80,074)
Other liabilities	(2,504)	1,392
Net cash provided by (used in) operating activities	21,632	(1,226)
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,184)	(1,317)
Capitalized internal use software development costs	(3,382)	(1,955)
Mergers and acquisitions, net of cash acquired	(20,755)	—
Net cash used in investing activities	(31,321)	(3,272)
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	—	389,000
Payment for capped call options	—	(38,960)
Payment for debt issuance costs	—	(198)
Proceeds from exercise of stock options	1,107	5,785
Repayment of debt	(900)	—
Repayment of financing lease	(197)	—
Purchase of treasury stock	(12,138)	—
Taxes paid related to net share settlement	(4,260)	—
Net cash (used in) provided by financing activities	(16,388)	355,627
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	268	(256)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(25,809)	350,873
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	230,693	117,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$204,884	$468,604
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$204,589	$468,550
Restricted cash included in prepaid expenses and other current assets	242	—
Restricted cash included in other assets, non-current	53	54
Total cash, cash equivalents and restricted cash	$204,884	$468,604

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$338	$226
Cash paid for interest	$5,668	$51
Capitalized assets financed by accounts payable and accrued expenses	$372	$6,050
Capitalized stock-based compensation	$338	$115
Purchase consideration - indemnification claims holdback	$2,300	$—
Debt issuance costs included in accrued expenses and other liabilities	$—	$1,349
Debt discount, non-cash	$—	$11,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations on April 20, 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading sell-side advertising platform and provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading CTV and video advertising platform. On July 1, 2021, the Company completed its acquisition of SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"), a leading ad serving platform for CTV. The Company operates a sell-side advertising platform that offers buyers and sellers of digital advertising a single partner for transacting globally across all channels, formats, and auction types. Magnite has its principal offices in New York City, Los Angeles, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2022, or for any future year.
The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in its 2021 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in its Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of these factors on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and how quickly and to what extent normal economic and operating conditions can resume. During the three months ended March 31, 2022, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three months ended March 31, 2022, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
Recently Adopted Accounting Standards
In July 2021, the FASB issued Update No. 2021-05, Leases (Topic 842)—Lessors – Certain Leases with Variable Lease Payments ("ASU 2021-05"). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if specified criteria are met. The Company adopted ASU 2021-05 on January 1, 2022 on a prospective basis, which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except per share data)
Basic and Diluted Income (Loss) Per Share:
Net loss	$(44,593)	$(12,877)
Weighted-average common shares outstanding	132,236	115,296
Weighted-average common shares outstanding used to compute net loss per share	132,236	115,296
Basic and diluted net loss per share	$(0.34)	$(0.11)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Options to purchase common stock	2,593	5,400
Unvested restricted stock units	2,415	7,496
Unvested performance stock units	152	197
ESPP shares	—	90
Convertible Senior Notes	6,262	—
Total shares excluded from net loss per share	11,422	13,183

For the three months ended March 31, 2022, outstanding performance stock units granted during April 2020, April 2021, August 2021, and February 2022 based on a current achievement level of 121%, 0%, 0%, and 51%, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the three months ended March 31, 2021, outstanding performance stock units granted during April 2020, based on a current achievement level of 150%, were excluded from the calculation of diluted net loss per share because they were anti-dilutive. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three months ended March 31, 2022 and 2021, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted net loss per share because they were anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of March 31, 2022 and 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 6,261,560. Refer to Note 13—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
Note 3—Revenue
For the majority of transactions on the Company's platforms, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. For certain advertising campaigns that are transacted through insertion orders, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
For periods prior to the SpotX Acquisition, revenue reported on a gross basis was generally less than 3% of the Company's total revenue. As a result of the SpotX Acquisition, an increased percentage of the Company's revenue is reported on a gross basis. The following table presents our revenue recognized on a net basis and on a gross basis for the three months ended March 31, 2022 and March 31, 2021, respectively.

	Three Months Ended
	March 31, 2022		March 31, 2021
	(in thousands, except percentages)
Revenue:
Net basis	$100,076	85%	$58,996	97%
Gross basis	17,999	15	1,719	3
Total	$118,075	100%	$60,715	100%
The following table presents our revenue by channel for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
	(in thousands, except percentages)
Channel:
CTV	$51,440	44%	$11,976	20%
Desktop	27,606	23	20,851	34
Mobile	39,029	33	27,888	46
Total	$118,075	100%	$60,715	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
United States	$90,408	$42,611
International	27,667	18,104
Total	$118,075	$60,715

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $2.1 million at March 31, 2022, and $3.5 million at December 31, 2021. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.2 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Allowance for doubtful accounts, beginning balance December 31	$3,475	$2,360
Write-offs	—	(4)
Increase (decrease) in provision for expected credit losses	(1,466)	(877)
Recoveries of previous write-offs	87	20
Allowance for doubtful accounts, ending balance March 31	$2,096	$1,499
During the three months ended March 31, 2022, the provision for expected credit losses associated with accounts receivable decreased by $1.5 million, offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $0.9 million, which resulted in $0.6 million of bad debt expense. During the three months ended March 31, 2021, the provision for expected credit losses associated with accounts receivable decreased by $0.9 million and was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $0.7 million, which resulted in $0.2 million of bad debt expense during the period.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,870	$7,870	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2021:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,869	$7,869	$—	$—
At March 31, 2022 and December 31, 2021, cash equivalents of $7.9 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At March 31, 2022 and December 31, 2021, the Company had Convertible Senior Notes and Term Loan B Facility (as defined in Note 13) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $292.5 million and $315.5 million as of March 31, 2022 and December 31, 2021, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of March 31, 2022 and is classified as Level 2 in the fair value hierarchy. At March 31, 2022 and December 31, 2021, the estimated fair value of the Company's Term Loan B Facility approximates the carrying value based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2022 and 2021.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accounts payable—seller	$821,848	$971,220
Accounts payable—trade	16,857	11,904
Accrued employee-related payables	16,575	16,230
Accrued holdback - indemnification claims	3,898	1,602
Total	$859,178	$1,000,956

Restricted cash was $0.3 million at March 31, 2022 and December 31, 2021, which was included within prepaid expenses and other current assets and other assets, non-current.
Note 6—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of March 31, 2022 and December 31, 2021 was $978.2 million and $969.9 million, respectively. The increase during the three months ended March 31, 2022 was a result of the Carbon Acquisition (see Note 7).

The Company’s intangible assets as of March 31, 2022 and December 31, 2021 included the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Amortizable intangible assets:
Developed technology	$390,378	$378,958
Customer relationships	172,500	173,950
In-process research and development	12,730	14,630
Non-compete agreements	2,400	2,270
Trademarks	900	1,400
Total identifiable intangible assets, gross	578,908	571,208
Accumulated amortization—intangible assets:
Developed technology	(93,579)	(75,850)
Customer relationships	(82,390)	(65,702)
In-process research and development	(1,695)	(1,250)
Non-compete agreements	(1,600)	(1,197)
Trademarks	(225)	(594)
Total accumulated amortization—intangible assets	(179,489)	(144,593)
Total identifiable intangible assets, net	$399,419	$426,615
Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $38.5 million and $7.6 million, respectively. During the three months ended March 31, 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs, which was included within merger, acquisition, and restructuring costs in the condensed consolidated statement of operations.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2022:

Fiscal Year	Amount
(in thousands)
Remaining 2022	$111,428
2023	104,924
2024	87,294
2025	70,647
2026	24,695
Thereafter	431
Total	$399,419
The Company capitalizes costs related to arrangements for infrastructure as a service, platform as a service, and software as a service. Capitalized costs associated with these arrangements as of March 31, 2022 and December 31, 2021 were included within prepaid expenses and other current assets and other assets, non-current within the condensed consolidated balance sheet in the amounts of $0.6 million and $0.8 million, and $0.5 million and $0.7 million, respectively. The amortization of these agreements was immaterial for the three months ended March 31, 2022 and 2021.

Note 7—Business Combinations

2021 Acquisition—SpotX
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Senior Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Senior Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of our common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1.1 billion, prior to customary working capital adjustments and other adjustments, consisting of $640.0 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration was subject to customary working capital and other adjustments. The working capital was approximately $65.2 million, including cash balances acquired and other working capital adjustments, resulting in a total purchase price of $1.2 billion. The Company financed the Cash Consideration through borrowings under the Term Loan B Facility and the Convertible Senior Notes (Note 13).
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
During the three months ended March 31, 2022, the Company adjusted the preliminary purchase price allocation for SpotX based on updated fair values associated with the acquired assets and liabilities. Adjustments impacted acquisition related accounts payable and tax accruals.

The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpotX Acquisition as set forth below (in thousands):

Cash	$81,967
Restricted cash	199
Accounts receivable	199,649
Prepaid and other assets, current	12,308
Fixed assets	6,823
Intangible assets	429,600
Right-of-use lease asset	10,055
Goodwill	782,719
Total assets to be acquired	1,523,320
Accounts payable and accrued expenses	205,822
Other current liabilities	1,091
Lease liabilities	12,625
Deferred tax liability, net	103,039
Total liabilities to be assumed	322,577
Total purchase price	$1,200,743
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
Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, backlog, non-compete agreements, and trademarks is included in sales and marketing expenses in the condensed consolidated statements of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the condensed consolidated statements of operations. The acquired intangible assets and goodwill resulting from the SpotX Acquisition are not tax deductible.
As part of the SpotX Acquisition, deferred tax liabilities were established. As a result of the deferred tax liability balance created by the acquisition, the Company reduced its deferred tax asset valuation allowance by $56.2 million for the year ended December 31, 2021. Such reduction was recognized as an income tax benefit in the post-acquisition consolidated statements of operations for the year ended December 31, 2021.
2021 Acquisition—SpringServe
On July 1, 2021, the Company, through its wholly-owned subsidiary, SpotX, completed the SpringServe Acquisition. As a result of the SpringServe Acquisition, SpringServe became a wholly-owned subsidiary of SpotX, and a wholly-owned indirect subsidiary of the Company.
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
Intangible assets are generally amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives. Amortization of developed technology is included in cost of revenues and the amortization of customer relationships, non-compete agreements, and trademarks is included in sales and marketing expenses in the condensed consolidated statements of operations. Once the projects associated with acquired in-process research and development are completed, amortization will be included in cost of revenues in the condensed consolidated statements of operations. The acquired intangibles and goodwill resulting from the SpringServe Acquisition are not tax deductible.
As part of the SpringServe Acquisition, deferred tax liabilities were established. As a result of this and the SpotX deferred tax liability balance, the Company recognized an income tax benefit in the post-acquisition consolidated statements of operations for the year ended December 31, 2021.
2021 Acquisition—Nth Party
The Company completed the acquisition of Nth Party, Ltd. ("Nth Party"), a developer of cryptographic software for secure audience data sharing and analysis, in December 2021 for a total purchase price of $9.0 million in cash. The Company acquired Nth Party as part of its strategy to further invest in the development and enhancement of industry leading identity and audience solutions. The allocation of purchase consideration resulted in approximately $5.4 million of developed technology intangible assets with an estimated useful life of 5 years, approximately $0.2 million non-compete intangible assets with an estimated useful life of 2 years, approximately $1.3 million of deferred tax liability, and goodwill of approximately $4.8 million, which is attributable to the workforce of Nth Party and revenue growth from the acquisition. Acquired intangibles and goodwill resulting from the Nth Party acquisition are not deductible for income tax purposes.
Acquisition related costs associated with the 2021 acquisitions included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statements of operations during the three months ended March 31, 2022 were immaterial.
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

Three Months Ended
March 31, 2021
(in thousands)
Pro Forma Revenue	$111,277
Pro Forma Net Income (Loss)	$(36,876)
2022 Acquisition—Carbon
The Company completed the acquisition of the business of Carbon (AI) Limited ("Carbon" and such acquisition the "Carbon Acquisition"), a platform that enables publishers to measure, manage, and monetize audience segments, in February 2022 for a total purchase price of $23.1 million in cash. Approximately $2.3 million of the purchase price was held back to cover possible indemnification claims, which is expected to be paid in cash one year after the acquisition. The Company acquired Carbon as part of its strategy to further invest in the development and enhancement of industry leading identity and audience solutions. The allocation of purchase consideration resulted in an estimated $14.2 million of developed technology intangible assets with an estimated useful life of 5 years, $0.2 million non-compete intangible assets with an estimated useful life of 2 years, $0.2 million of customer relationships with an estimated useful life of 0.5 years, and goodwill of $8.5 million, which is attributable to the workforce of Carbon and revenue growth from the acquisition. For tax purposes, the Carbon Acquisition was treated as an asset acquisition. The acquisition of identified intangibles results in tax deductible amortization pursuant to IRC Section 197.
Acquisition related costs associated with the Carbon Acquisition included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statements of operations during the three months ended March 31, 2022 were immaterial.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Professional services (investment banking advisory, legal and other professional services)	$775	$2,226
Personnel related (severance and one-time termination benefit costs)	717	119
Non-cash stock-based compensation (double-trigger acceleration and severance)	1,944	377
Impairment costs of abandoned technology	3,320	—
Total merger, acquisition, and restructuring costs	$6,756	$2,722

During the three months ended March 31, 2022 and March 31, 2021, the Company incurred costs of $6.8 million and $2.7 million, respectively, primarily related to the acquisitions of SpotX and SpringServe.
Accrued restructuring costs related to mergers and acquisitions were $2.8 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively, and were primarily related to the SpotX Acquisition, the SpringServe Acquisition, and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to the assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued restructuring costs at December 31, 2021	$2,742
Restructuring costs, personnel related and non-cash stock-based compensation	2,661
Restructuring costs, impairments	3,320
Cash paid for restructuring costs	(658)
Non-cash impairments	(3,320)
Non-cash stock-based compensation	(1,944)
Accrued restructuring costs at March 31, 2022	$2,801

Note 9—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the Merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); the 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). All compensatory equity awards outstanding at March 31, 2022 were issued pursuant to the 2014 Equity Incentive Plan, the iSocket Plan, the Chango Plan, the nToggle Plan, the Telaria Plan, the 2008 Stock Plan, the ScanScout Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options outstanding vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2022 included 0.2 million awards that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. No further awards were granted under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were granted under the 2007 Stock Incentive Plan since the IPO. Available shares under the iSocket Plan, the Chango Plan, and the nToggle Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 13,212,745 shares remained available for future grants at March 31, 2022 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.
Stock Options
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2021	5,129	$7.25
Granted	699	$13.90
Exercised	(311)	$3.56
Expired	(21)	$15.24
Outstanding at March 31, 2022	5,496	$8.27	5.9 years	$35,278
Exercisable at March 31, 2022	3,763	$5.76	4.6 years	$29,168
The total intrinsic value of options exercised during the three months ended March 31, 2022 was $3.3 million. At March 31, 2022, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $13.1 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total fair value of options vested during the three months ended March 31, 2022 was $1.2 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the three months ended March 31, 2022 was $8.93 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Expected term (in years)	5.0	N/A
Risk-free interest rate	1.63%	N/A
Expected volatility	79%	N/A
Dividend yield	—%	N/A

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2022 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2021	6,634		$18.39
Granted	6,556		$13.87
Canceled	(284)		$17.95
Vested and released	(783)		$9.27
Restricted stock units outstanding at March 31, 2022	12,123		$16.54
Restricted stock units outstanding and unvested*	12,086	*	$16.57
*At March 31, 2022, outstanding restricted stock units included 37,318 units that were vested but deferred.
The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2022 was $13.87. The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2022 was $10.6 million. At March 31, 2022, the intrinsic value of unvested restricted stock units was $159.6 million. At March 31, 2022, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $172.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Performance Stock Units
In April 2020, April 2021, and February 2022, the Company granted the Company's CEO 146,341, 26,291, and 86,806 performance stock units that vest based on share price metrics tied to total shareholder return over a three year period with a fair value of $0.9 million, $1.4 million, and $1.5 million, respectively. The grant date fair value per share of these grants was $6.15, $52.49, and $17.28, respectively, which was estimated using a Monte-Carlo lattice model. At March 31, 2022, the Company had unrecognized employee stock-based compensation expense for the April 2020, April 2021, and February 2022 grants of approximately $0.3 million, $0.9 million, and $1.4 million, which is expected to be recognized over the remaining 1 year, 2 years, and 2.8 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.
In August 2021, the Company granted the Company's CEO 379,635 performance stock units, which are subject to both time-based and performance-based vesting conditions. The performance stock units consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00, respectively, over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
The fair value of each of the Performance Tranches was $3.0 million, $2.8 million, and $2.6 million, respectively, and have a grant date fair value per share of restricted stock of $23.94, $21.93, and $20.30, respectively, which was estimated using a Monte-Carlo lattice model. At March 31, 2022, the Company had unrecognized employee stock-based compensation expense of approximately $2.4 million, $2.4 million, and $2.3 million, which is expected to be recognized over the remaining 2.4 years, 3.4 years, and 4.4 years, respectively. Between 0% and 100% of the performance stock units will vest on each of the tranche dates.
During the three months ended March 31, 2022 and 2021, the Company recognized $0.8 million and $0.3 million, respectively, of stock-based compensation related to these performance stock units based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
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
As of March 31, 2022, the Company has reserved 4,256,520 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cost of revenue	$350	$85
Sales and marketing	5,341	2,461
Technology and development	4,717	1,826
General and administrative	4,237	2,244
Merger, acquisition, and restructuring costs	1,944	377
Total stock-based compensation expense	$16,589	$6,993

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
The Company recorded an income tax benefit of $2.0 million and expense of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The tax benefit for the three months ended March 31, 2022 is primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the foreign income tax provision. The net deferred tax liabilities recorded in connection with the prior year acquisitions and our current year taxable income provided additional sources of taxable income to support the realizability of pre-existing deferred tax assets. The Company continues to maintain a partial valuation allowance for the domestic deferred tax assets.
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
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the Telaria Merger. As a result, the use of our total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact our ability to utilize substantially all of our NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects its pre-2021 federal research and development carryforward tax credits will not be recovered prior to expiration.
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2022 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
For the three months ended March 31, 2022 and 2021, the Company recognized $5.6 million and $3.8 million, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and right of use ("ROU") asset on the condensed consolidated balance sheets. In addition, for the three months ended March

31, 2022 and 2021, the Company recognized $0.3 million and $0.3 million, respectively, of lease expense related to short-term leases, and $11.0 million and $6.4 million during the three months ended March 31, 2022 and 2021, respectively, of variable and cloud-based services related to data centers that are not included in the ROU asset or lease liability balances.
The Company also received rental income of $1.3 million and $1.2 million for real estate leases for which it subleases the property to third parties during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, a weighted average discount rate of 5.15% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 6.4 years as of March 31, 2022.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of March 31, 2022 (in thousands):

Fiscal Year
Remaining 2022	$16,397
2023	19,406
2024	16,593
2025	8,783
2026	7,761
Thereafter	27,302
Total lease payments (undiscounted)	96,242
Less: imputed interest	(14,827)
Lease liabilities—total (discounted)	$81,415

In addition to the lease liabilities included in these condensed consolidated financial statements at March 31, 2022, during the three months ended March 31, 2022, the Company entered into agreements for office leases in San Francisco and Toronto, which have not commenced as of March 31, 2022; therefore, they are not included in the lease liability on the balance sheet as of March 31, 2022. The Company has future commitments totaling $2.3 million and $0.6 million, over the course of 5.4 years, and 5.0 years, respectively for these office leases.

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of March 31, 2022 and December 31, 2021, the Company had $5.3 million and $5.1 million, respectively, of letters of credit associated with office leases available for borrowing, of which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2022. However, based on management’s knowledge as of March 31, 2022, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Convertible Senior Notes	$400,000	$400,000
Less: Unamortized debt issuance cost	(9,071)	(9,643)
Net	390,929	390,357
Term Loan B Facility	357,300	358,200
Less: Unamortized discount and debt issuance cost	(23,919)	(24,934)
Net	333,381	333,266
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$720,710	$720,023
Maturities of the principal amount of the Company's long-term debt as of March 31, 2022 are as follows (in thousands):

Fiscal Year
Remaining 2022	$2,700
2023	3,600
2024	3,600
2025	3,600
2026	403,600
Thereafter	340,200
Total	$757,300
Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $1.7 million for the three months ended March 31, 2022 and $0.1 million for the three months ended March 31, 2021. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

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
If an event of default, other than a reporting default remedied by special interest as defined in the indenture agreement, occurs with respect to the Company or any guarantor, then the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than a reporting event of default described above with respect to Magnite or any guarantor and not solely with respect to a significant subsidiary of the Company’s or a guarantor, other than the Company or such guarantor) occurs and is continuing, then, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by written notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding to become due and payable immediately.
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
The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Senior Notes are presented net of issuance costs on the Company's condensed consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Senior Notes and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Convertible Senior Notes for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Contractual interest expense	$250	$36
Amortization of debt issuance costs	572	83
Total interest expense	$822	$119
Effective interest rate	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2022 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2022	$1,716
2023	2,288
2024	2,288
2025	2,288
2026	491
Total	$9,071

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the

Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of March 31, 2022, the contractual interest rate related to the Term Loan B Facility was 5.80%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of March 31, 2022, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended March 31, 2022.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At March 31, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
The following table summarizes the amount outstanding under the Term Loan B Facility at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Term Loan B Facility	$357,300	$358,200
Unamortized debt discounts	(9,342)	(9,738)
Unamortized debt issuance costs	(14,577)	(15,196)
Debt, net of debt issuance costs	$333,381	$333,266
The Company incurred debt issuance costs of $27.7 million in April 2021, of which $10.8 million were associated with debt discount netted against the proceeds and $16.9 million were associated with other deferred financing costs associated with the Term Loan B Facility. Debt outstanding under the Term Loan B Facility are presented net of issuance costs on the Company's condensed consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Term Loan B Facility and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Term Loan B Facility for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(in thousands)
Contractual interest expense	$5,163
Amortization of debt discount	397
Amortization of debt issuance costs	619
Total interest expense	$6,179
Effective interest rate	6.98%

Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2022 through 2028 is as follows:

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2022	1,184	1,847
2023	1,564	2,441
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
Thereafter	1,998	3,116
Total	$9,342	$14,577

Note 14—Subsequent Events
In April 2022, the Company repurchased and retired 312,497 shares of common stock through open market purchases under the share repurchase program for $3.5 million at an average price of $11.28, which was also recorded as a reduction in additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), or SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; our anticipated financial performance; anticipated benefits or effects related to our completed merger with Telaria, Inc. in April 2020 ("Telaria" and such merger the "Telaria Merger"); key strategic objectives; industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Following the Telaria Merger and SpotX Acquisition, we believe that we are the world’s largest independent omni-channel sell-side advertising platform ("SSP"), offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
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
Our global workforce maintained a work from-home policy from March 2020 through April 2022 and, in most of our locations, recently returned to offices. We have approached our return with caution to prioritize the safety and health of our employees, and will continue to monitor best practices and guidance. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down and will continue to do so in office. However, to the extent we must extend work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term.
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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager header-bidding product and SpringServe ad server product
Industry Trends
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
Identity Solutions
A number of participants in the advertising technology ecosystem have taken or are expected to take action to eliminate or restrict the use of third-party cookies and other primary identifiers that have historically been used to deliver targeted advertisements. We believe that the elimination of third-party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. We believe that our platform and scale position us well to take a leadership position in advancing this shift and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions. In furtherance of this goal, in December 2021, we acquired Nth Party, Ltd. ("Nth Party"), a developer of cryptographic software for secure audience data sharing and analysis, and in February 2022, we acquired the business of Carbon (AI) Limited ("Carbon"), a platform that enables publishers to measure, manage, and monetize audience segments.
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
For additional information regarding regulatory risks to our business, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We expect some of those increases to be offset by cost saving activities that began in the second quarter of 2021 and continue to be in process. We are targeting in excess of $35 million in run-rate operating cost synergies, over a two year period and have made significant progress towards this goal. As part of our integration efforts, we are in the process of consolidating our legacy CTV and SpotX CTV platforms, including the migration of clients to the unified platform.
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
Impact of COVID-19 Pandemic and Other Recent Developments
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. Accordingly, our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate.
In response to the COVID-19 pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. This decrease was particularly pronounced through the first half of 2020, where we experienced a significant decline in our revenues compared to our expectations. Our revenue trends improved significantly during the third and fourth quarters of 2020 and throughout 2021, although certain advertising categories remain impacted. More recently, we have experienced some downward pressure due to global supply chain disruptions (in particular, with respect to the auto vertical), inflationary concerns, global hostilities, and other macroeconomic factors, which have generally negatively impacted ad budgets.
Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to risks associated with the COVID-19 pandemic and other macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our Demand Manager header-bidding product and SpringServe ad server product. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Following the SpotX Acquisition, the percentage of our revenue reported on a gross basis increased significantly compared to pre-acquisition periods. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the three months ended March 31, 2022, our revenue reported on a gross basis increased to 15% of total revenue. As revenue streams acquired in the SpotX Acquisition continue to increase, the percentage of revenue reported on a gross basis may continue to increase in future periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Merger, Acquisition, and Restructuring Costs. Our merger, acquisition, and restructuring costs consist primarily of professional service fees associated with the merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %
	March 31, 2022	March 31, 2021
	(in thousands)
Revenue	$118,075	$60,715	94%
Expenses (1)(2):
Cost of revenue	59,396	20,756	186%
Sales and marketing	50,000	22,589	121%
Technology and development	23,043	14,266	62%
General and administrative	18,704	14,158	32%
Merger, acquisition, and restructuring costs	6,756	2,722	148%
Total expenses	157,899	74,491	112%
Loss from operations	(39,824)	(13,776)	(189)%
Other (income) expense, net	6,774	(1,065)	(736)%
Loss before income taxes	(46,598)	(12,711)	(267)%
Provision (benefit) for income taxes	(2,005)	166	1,308%
Net loss	$(44,593)	$(12,877)	(246)%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cost of revenue	$350	$85
Sales and marketing	5,341	2,461
Technology and development	4,717	1,826
General and administrative	4,237	2,244
Merger, acquisition, and restructuring costs	1,944	377
Total stock-based compensation expense	$16,589	$6,993

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cost of revenue	$26,322	$8,240
Sales and marketing	19,152	3,984
Technology and development	224	113
General and administrative	168	148
Total depreciation and amortization expense	$45,866	$12,485

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	100%	100%
Cost of revenue	50	34
Sales and marketing	42	37
Technology and development	20	24
General and administrative	16	23
Merger, acquisition, and restructuring costs	6	5
Total expenses	134	123
Loss from operations	(34)	(23)
Other (income) expense, net	6	(2)
Loss before income taxes	(40)	(21)
Provision (benefit) for income taxes	(2)	—
Net loss	(38)%	(21)%
Comparison of the Three Months Ended March 31, 2022 and 2021
    Revenue
Revenue increased $57.4 million, or 94%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our revenue growth was driven primarily by organic growth as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021. Revenue increases were primarily driven by growth in CTV and mobile. On a pro forma basis, including revenue from SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 6% for the three months ended March 31, 2022 compared to the prior year period.
We expect our revenue will increase through the remainder of 2022 compared to 2021. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. We believe that contributions to revenue from reserve auctions, in particular with respect to CTV which is largely transacted on a reserved basis, will continue to grow as a percentage of our total revenue. In general, we expect this shift will have a positive impact on our revenue due to both an increase in the volume of transactions and average CPM, despite the fact that reserve auctions generally carry a lower take rate compared to open auction transactions.
Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the economic impact of the COVID-19 pandemic and other challenges, such as another pandemic or health crisis, geopolitical events (including the conflict in Ukraine), and other macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which we operate. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to these risks.
Cost of Revenue
Cost of revenue increased $38.6 million, or 186%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to costs associated with our larger scale following the SpotX and SpringServe acquisitions, organic revenue growth, and an increase in traffic acquisition cost driven by the increase in revenue reported on a gross basis as a result of the SpotX Acquisition. Cost of revenue increased by $18.1 million in depreciation and amortization, $10.1 million in traffic acquisition costs associated with revenue recognized on a gross basis, and $6.9 million in data and bandwidth expenses during the three months ended March 31, 2022 compared to the same period in the prior year.
Our cost of revenue will continue to increase in future periods primarily due to the expected increase in the size of our operations, including increases in hosting costs and other expenses to support the growth of our business, and increases in traffic acquisition costs associated with revenue reported on a gross basis.

Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses increased $27.4 million, or 121%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the SpotX Acquisition and associated increases in headcount and the amortization of acquired intangibles and other assets. Sales and marketing expenses increased by $15.2 million related to depreciation and amortization and by $10.9 million related to personnel expenses, both increases primarily associated with the SpotX Acquisition.
We expect sales and marketing expenses to increase through the remainder of 2022 compared to 2021 in absolute dollars primarily due to new hiring to support our revenue growth and increases in event, travel and entertainment expenses.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $8.8 million, or 62%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due primarily to an increase of $8.0 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
We expect technology and development expenses to increase through the remainder of 2022 compared to 2021 in absolute dollars primarily due to new hiring to support revenue growth and product development and a full year of personnel expenses from technology acquisitions along with increases in travel and entertainment expenses.
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
General and Administrative
General and administrative expenses increased by $4.5 million, or 32%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increases of $3.0 million in personnel expenses, which were mainly attributable to the SpotX Acquisition.
We expect general and administrative expenses to increase through the remainder of 2022 compared to 2021 in absolute dollars primarily due to the additional costs for a return to office work environment, new office leases, and increases in travel and entertainment expenses.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.

Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs increased by $4.0 million, or 148%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Costs incurred during the three months ended March 31, 2022 of $6.8 million were primarily due to restructuring activities from the SpotX Acquisition, which included $3.3 million of impairment costs associated with abandoned technology and $1.9 million non-cash stock-based compensation expense associated with the acceleration of unvested equity awards. Costs incurred during the three months ended March 31, 2021 of $2.7 million were primarily due to the SpotX Acquisition, which costs included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, and non-cash stock-based compensation expense associated with double-trigger accelerations.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Interest expense, net	$7,111	$143
Other income	(1,263)	(1,223)
Foreign exchange loss, net	926	15
Total other (income) expense, net	$6,774	$(1,065)
Interest (income) expense, net increased by $7.0 million during the three months ended March 31, 2022, compared to the same period in the prior year, mainly due to interest expense associated with the Convertible Senior Notes (defined below), which the Company entered into during March 2021, and interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021.
We expect interest expense to increase in 2022 compared to 2021 as a result of a full year of interest expense associated with our Convertible Senior Notes and Term Loan B Facility, and from higher interest rates as our Term Loan B Facility carries a variable interest rate.
Foreign exchange loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign exchange loss, net during the three months ended March 31, 2022 was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes
    We recorded an income tax benefit of $2.0 million and expense of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The tax benefit for the three months ended March 31, 2022 is primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the foreign income tax provision. The net deferred tax liabilities recorded in connection with the prior year acquisitions and our current year taxable income provided sources of taxable income to support the realizability of pre-existing deferred tax assets. We continue to maintain a partial valuation allowance for our domestic deferred tax assets.

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

	Three Months Ended
	March 31, 2022	March 31, 2021	Change Favorable/ (Unfavorable)
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$118,075	$60,715	94%
Revenue ex-TAC	107,084	59,860	79%
Gross profit	58,679	39,959	47%
Net loss	(44,593)	(12,877)	(246)%
Adjusted EBITDA	28,841	9,362	208%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change %
	(in thousands)
Revenue	$118,075	$60,715	94%
Less: Cost of revenue	59,396	20,756	186%
Gross Profit	58,679	39,959	47%
Add back: Cost of revenue, excluding TAC	48,405	19,901	143%
Revenue ex-TAC	$107,084	$59,860	79%

We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Revenue ex-TAC by channel:

	Revenue ex-TAC
	Three Months Ended
	March 31, 2022	March 31, 2021	Change %
	(in thousands)
Channel:
CTV	$42,303	$11,976	253%
Desktop	26,484	19,997	32%
Mobile	38,297	27,887	37%
Total	$107,084	$59,860	79%

Revenue ex-TAC increased $47.2 million, or 79%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in Revenue ex-TAC was primarily due to contributions from the SpotX and SpringServe Acquisitions, which were completed on April 30, 2021 and July 1, 2021, respectively.
We expect Revenue ex-TAC to increase through the remainder of 2022 as compared to the same period in the prior year. We believe that CTV will be our biggest growth driver in future periods and continue to represent a higher percentage of our overall Revenue ex-TAC.
We expect our mobile business to grow at a higher rate than desktop, consistent with industry trends and our historical results. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business has been the growth driver behind our mobile business. We therefore expect our growth within mobile to come largely from our mobile applications business and, in particular, mobile in-app video.
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(44,593)	$(12,877)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	7,390	4,894
Amortization of acquired intangibles	38,476	7,591
Stock-based compensation expense	16,589	6,993
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	4,812	2,345
Non-operational real estate expense (income), net	135	92
Interest expense (income), net	7,111	143
Foreign exchange (gain) loss, net	926	15
Provision (benefit) for income taxes	(2,005)	166
Adjusted EBITDA	$28,841	$9,362
Adjusted EBITDA increased by $19.5 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increase in revenue from both organic growth and the SpotX and SpringServe Acquisitions, which are discussed in section "Comparison of the Three Months Ended March 31, 2022 and 2021," and improved operating leverage from our increased scale and related cost synergies.
We expect Adjusted EBITDA to continue to increase as a result of continued growth in revenue, ongoing operating leverage, and the realization of additional cost synergies.
Liquidity and Capital Resources
Liquidity
As of March 31, 2022, we had cash and cash equivalents of $204.6 million, of which $37.3 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $757.3 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility, of which approximately $5.3 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the 12 month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest and required principal payments on our Convertible Senior Notes and Term Loan B Facility, taxes paid related to net share settlement associated with vesting of stock-based compensation awards, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
Our working capital needs and cash conversion cycle, which is influenced by seasonality and may be negatively impacted as a result of COVID-19 and other macroeconomic challenges, can have large fluctuations due to the timing of receipts from buyers and timing of disbursements to sellers. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased. Additionally, our capital expenditure investments tend to be higher in the second half of the year. The impacts from changes in working capital and capital expenditures can significantly impact our cash flows and therefore, our liquidity during any period presented.

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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate and the factors set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At March 31, 2022, the balance of the Convertible Senior Notes was $390.9 million, net of unamortized debt issuance costs of $9.1 million. Accrued interest for the Convertible Senior Notes at March 31, 2022 was immaterial.
In conjunction with the issuance of the Convertible Senior Notes, we entered into capped call transactions to reduce the Company's exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Senior Notes. The Company may owe additional cash or shares to the holders of the Convertible Senior Notes upon early conversion if our stock price exceeds $91.260 per share, which is subject to certain adjustments. Although the Company’s incremental exposure to the additional cash payment above the principal amount of the Convertible Senior Notes is reduced by the capped calls, conversion of the Convertible Senior Notes by the holders may cause dilution to the ownership interests of existing stockholders. See Note 13 "Debt" in the notes to unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Convertible Senior Notes and the capped call transactions.
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. At March 31, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Term Loan B Facility at March 31, 2022 was $1.8 million.
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

    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cash flows provided by (used in) operating activities	$21,632	$(1,226)
Cash flows used in investing activities	(31,321)	(3,272)
Cash flows (used in) provided by financing activities	(16,388)	355,627
Effects of exchange rate changes on cash, cash equivalents and restricted cash	268	(256)
Change in cash, cash equivalents and restricted cash	$(25,809)	$350,873
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
For the three months ended March 31, 2022, net cash provided by operating activities was $21.6 million compared to net cash used in operating activities of $1.2 million for the three months ended March 31, 2021. Our operating activities included our net loss of $44.6 million and net loss of $12.9 million for the three months ended March 31, 2022 and 2021, respectively, which were offset by non-cash adjustments of $66.1 million and $18.5 million, respectively. Net changes in our working capital resulted in an increase of $0.1 million in cash provided by operating activities for the three months ended March 31, 2022. Net changes in our working capital resulted in an increase of $6.9 million in cash used in operating activities for the three months ended March 31, 2021. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the three months ended March 31, 2022 and 2021, our investing activities used net cash of $31.3 million and $3.3 million, respectively. During the three months ended March 31, 2022 and 2021, we used cash for purchases of property and equipment of $7.2 million and $1.3 million, respectively, and used cash for investments in our internally developed software of $3.4 million and $2.0 million, respectively. During the three months ended March 31, 2022, we used net cash of $20.8 million to acquire Carbon.
We believe that cash flows used in our investing activities will generally increase in order to support our overall growth, in particular with respect to investments in property and equipment and internally developed software. In addition, our cash flows from investing activities may fluctuate depending on future acquisition activity.
    Financing Activities
Our financing activities consisted of our Convertible Senior Notes transactions, repayment of amounts borrowed under our Term Loan B Facility, transactions related to our equity plans, and stock purchases under the share repurchase plan.
For the three months ended March 31, 2022 and 2021, net cash used by financing activities was $16.4 million compared to net cash provided by financing activities of $355.6 million, respectively. Cash outflows from financing activities for the three months ended March 31, 2022 primarily included $12.1 million payment related to share repurchases, $4.3 million for taxes paid related to net share settlement of stock-based awards, and $0.9 million repayment of our Term Loan B. The outflows were offset by cash proceeds from stock options exercised of $1.1 million.
Cash inflows from financing activities for the three months ended March 31, 2021 included $389.0 million in net proceeds from our Convertible Senior Notes offering and cash proceeds from stock options exercised of $5.8 million. These increases were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Notes offering.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2022 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 12 - "Commitments Contingencies".
Contractual Obligations and Known Future Cash Requirements
As of March 31, 2022, our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York, and offices in Los Angeles, California, operating lease agreements, including data centers and cloud hosting services that expire at various times through 2032, and indemnification holdback associated with the SpringServe and Carbon acquisitions. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
During the three months ended March 31, 2022 and 2021, we received rental income from subleases totaling $1.3 million and $1.2 million, respectively.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at March 31, 2022.

	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of March 31, 2022	$16,397	$19,406	$16,593	$8,783	$7,761	$27,302	$96,242
Obligations for leases not included in Lease liabilities as of March 31, 2022	186	397	569	674	693	382	$2,901
Convertible Senior Notes	—	—	—	—	400,000	—	$400,000
Interest, Convertible Senior Notes	750	1,000	1,000	1,000	208	—	$3,958
Term Loan B (1)	2,700	3,600	3,600	3,600	3,600	340,200	$357,300
Interest, Term Loan B (2)	15,777	20,755	20,600	20,332	20,120	26,461	$124,045
Operating sublease income	(3,787)	(4,926)	(4,767)	(1,751)	(260)	—	$(15,491)
Other non-cancelable obligations	7,086	10,266	5,663	1,335	—	—	$24,350
Total	$39,109	$50,498	$43,258	$33,973	$432,122	$394,345	$993,305
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that will be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 5.80%, which was the rate used as of March 31, 2022 for the associated Credit Agreement.
Obligations for leases not included in the lease liabilities as of March 31, 2022 include commitments under agreements for office leases in San Francisco and Toronto, which have not commenced as of March 31, 2022.
Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year and indemnification holdback obligations associated with acquisitions.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2022.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) the determination of the estimated useful lives of internal-use software development costs, (iii) the recoverability of intangible asset and goodwill, (iv) assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. Besides the adoption of new accounting pronouncements, as included within "Note 1—Organization and Summary of Significant Accounting Policies" to the condensed consolidated financial statements in this report, there have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K.

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
We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results would be exposed to potential changes in the underlying base interest rate on that debt if the underlying base interest rate were to reset above the floor on such underlying interest rate. Similarly, the fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor. As of March 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2022, including intercompany balances, would result in a foreign currency loss of approximately $4.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Inflation Risk
We do not believe that cost inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. This risk of cost inflation is distinct from the risk that inflation throughout the broader economy could lead to reduced ad spend and indirectly harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2022. However, based on our knowledge as of March 31, 2022, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 12—"Commitments and Contingencies" for additional information related to legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
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
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
    Common stock repurchases during the quarter ended March 31, 2022 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2022
Equity withholding(1)	58	$15.39	—	$—
Repurchase program(2)	377	$14.94	377	$38,362
February 1 - February 28, 2022
Equity withholding(1)	205	$13.59	—	$—
Repurchase program(2)	—	$—	—	$38,362
March 1 - March 31, 2022
Equity withholding(1)	52	$11.10	—	$—
Repurchase program(2)	554	$11.76	554	$31,855
	1,246		931
(1) Upon vesting of most restricted stock units, we are required to deposit minimum statutory employee withholding taxes on behalf of the holders of the vested awards. As reimbursement for these tax deposits, we have the option to withhold from shares otherwise issuable upon vesting a portion of those shares with a fair market value equal to the amount of the deposits we paid. Withholding of shares in this manner is accounted for as a repurchase of common stock.
(2) Our Board of Directors approved a share repurchase program (the "Program") under which the Company is authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. Shares repurchased under the Program in the quarter ended March 31, 2022 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the Program includes broker commission costs.

Item 6. Exhibits

Number	Description

3.1	Fifth Amended and Restated Bylaws of Magnite, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date May 4, 2022