Form 10-Q
period 2022-06-30
MAGNITE, INC.
filed 2022-08-09
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2022
Common Stock, $0.00001 par value	132,936,556

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$233,132	$230,401
Accounts receivable, net	886,108	927,781
Prepaid expenses and other current assets	22,597	19,934
TOTAL CURRENT ASSETS	1,141,837	1,178,116
Property and equipment, net	38,232	34,067
Right-of-use lease asset	73,855	76,986
Internal use software development costs, net	22,541	20,093
Intangible assets, net	360,614	426,615
Goodwill	978,217	969,873
Other assets, non-current	7,169	6,862
TOTAL ASSETS	$2,622,465	$2,712,612
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$973,209	$1,000,956
Lease liabilities, current	19,356	19,142
Debt, current	3,600	3,600
Other current liabilities	6,052	5,697
TOTAL CURRENT LIABILITIES	1,002,217	1,029,395
Debt, non-current, net of debt issuance costs	721,395	720,023
Deferred tax liability, net	11,508	13,303
Lease liabilities, non-current	63,941	66,487
Other liabilities, non-current	2,025	2,647
TOTAL LIABILITIES	1,801,086	1,831,855
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2022 and December 31, 2021; 132,845 and 132,553 shares issued at June 30, 2022 and December 31, 2021, respectively, and 132,845 and 132,204 shares outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,288,696	1,282,589
Accumulated other comprehensive loss	(3,321)	(1,376)
Treasury stock at cost, 0 and 349 shares outstanding at June 30, 2022 and December 31, 2021, respectively	—	(6,007)
Accumulated deficit	(463,998)	(394,451)
TOTAL STOCKHOLDERS' EQUITY	821,379	880,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,622,465	$2,712,612

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$137,780	$114,541	$255,855	$175,256
Expenses:
Cost of revenue	65,001	50,526	124,397	71,282
Sales and marketing	51,827	43,273	101,827	65,862
Technology and development	23,037	18,111	46,080	32,377
General and administrative	20,466	16,980	39,170	31,138
Merger, acquisition, and restructuring costs	712	32,632	7,468	35,354
Total expenses	161,043	161,522	318,942	236,013
Loss from operations	(23,263)	(46,981)	(63,087)	(60,757)
Other (income) expense:
Interest expense, net	7,146	5,172	14,257	5,315
Other income	(1,359)	(1,139)	(2,622)	(2,362)
Foreign exchange gain, net	(3,992)	(127)	(3,066)	(112)
Total other expense, net	1,795	3,906	8,569	2,841
Loss before income taxes	(25,058)	(50,887)	(71,656)	(63,598)
Benefit for income taxes	(104)	(87,695)	(2,109)	(87,529)
Net income (loss)	$(24,954)	$36,808	$(69,547)	$23,931
Net earnings (loss) per share
Basic	$(0.19)	$0.29	$(0.53)	$0.20
Diluted	$(0.19)	$0.26	$(0.53)	$0.18
Weighted average shares used to compute net earnings (loss) per share
Basic	132,433	125,981	132,340	120,668
Diluted	132,433	142,982	132,340	136,262

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(24,954)	$36,808	$(69,547)	$23,931
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,055)	369	(1,945)	56
Other comprehensive income (loss)	(2,055)	369	(1,945)	56
Comprehensive income (loss)	$(27,009)	$37,177	$(71,492)	$23,987

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)			$381,613
Exercise of common stock options	733	—	5,785	—	—	—	—	5,785
Issuance of common stock related to RSU vesting	1,351	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,108	—	—	—	—	7,108
Capped call options	—	—	(38,960)	—	—	—	—	(38,960)
Other comprehensive loss	—	—	—	(313)	—	—	—	(313)
Net loss	—	—	—	—	(12,877)	—	—	(12,877)
Balance at March 31, 2021	116,113	$2	$751,017	$(1,270)	$(407,393)	—	$—	$342,356
Exercise of common stock options	384	—	1,480	—	—	—	—	1,480
Issuance of common stock related to employee stock purchase plan	121	—	1,154	—	—	—	—	1,154
Issuance of common stock related to RSU vesting	2,208	—	—	—	—	—	—	—
Issuance of common stock associated with the SpotX Acquisition	12,374	—	495,591	—	—	—	—	495,591
Stock-based compensation	—	—	9,928	—	—	—	—	9,928
Other comprehensive income	—	—	—	369	—	—	—	369
Net income	—	—	—	—	36,808	—	—	36,808
Balance at June 30, 2021	131,200	$2	$1,259,170	$(901)	$(370,585)	—	$—	$887,686

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
Exercise of common stock options	311	—	1,107	—	—	—	—	1,107
Issuance of common stock related to RSU vesting	783	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(315)	—	(4,260)	—	—	—	—	(4,260)
Purchase of treasury stock	—	—	—	—	—	(931)	(12,138)	(12,138)
Retirement of common stock	(1,280)	—	(18,145)	—	—	1,280	18,145	—
Stock-based compensation	—	—	16,927	—	—	—	—	16,927
Other comprehensive income	—	—	—	110	—	—	—	110
Net loss	—	—	—	—	(44,593)	—	—	(44,593)
Balance at March 31, 2022	132,052	$2	$1,278,218	$(1,266)	$(439,044)	—	$—	$837,910
Exercise of common stock options	164	—	501	—	—	—	—	501
Issuance of common stock related to employee stock purchase plan	238	—	2,141	—	—	—	—	2,141
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(462)	—	(5,198)	—	—	—	—	(5,198)
Purchase of treasury stock	—	—	—	—	—	(312)	(3,525)	(3,525)
Retirement of common stock	(312)	—	(3,525)	—	—	312	3,525	—
Stock-based compensation	—	—	16,559	—	—	—	—	16,559
Other comprehensive loss	—	—	—	(2,055)	—	—	—	(2,055)
Net loss	—	—	—	—	(24,954)	—	—	(24,954)
Balance at June 30, 2022	132,845	$2	$1,288,696	$(3,321)	$(463,998)	—	$—	$821,379

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(69,547)	$23,931
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,026	48,382
Stock-based compensation	32,791	16,697
Impairment of intangible assets	3,320	—
(Gain) loss on disposal of property and equipment	(3)	72
Provision for doubtful accounts	(701)	(163)
Amortization of debt discount and issuance costs	3,397	1,516
Non-cash lease expense	1,247	2,988
Deferred income taxes	(1,740)	(87,202)
Unrealized foreign currency (gains) losses, net	(3,039)	(1,801)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	44,036	(109,726)
Prepaid expenses and other assets	(3,538)	997
Accounts payable and accrued expenses	(31,927)	131,018
Other liabilities	(2,370)	702
Net cash provided by operating activities	63,952	27,411
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,653)	(10,939)
Capitalized internal use software development costs	(7,335)	(5,178)
Mergers and acquisitions, net of cash acquired	(20,755)	(623,974)
Net cash used in investing activities	(36,743)	(640,091)
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	—	400,000
Proceeds from issuance of debt, net of debt discount	—	349,200
Payment for capped call options	—	(38,960)
Payment for debt issuance costs	—	(30,378)
Proceeds from exercise of stock options	1,608	7,265
Proceeds from issuance of common stock under employee stock purchase plan	2,141	1,154
Repayment of debt	(1,800)	—
Repayment of financing lease	(396)	—
Purchase of treasury stock	(15,663)	—
Taxes paid related to net share settlement	(9,458)	—
Net cash (used in) provided by financing activities	(23,568)	688,281
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(915)	(109)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,726	75,492
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	230,693	117,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$233,419	$193,223
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$233,132	$192,970
Restricted cash included in prepaid expenses and other current assets	238	—
Restricted cash included in other assets, non-current	49	253
Total cash, cash equivalents and restricted cash	$233,419	$193,223

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,308	$677
Cash paid for interest	$11,423	$1,673
Capitalized assets financed by accounts payable and accrued expenses	$7,164	$1,915
Capitalized stock-based compensation	$695	$339
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,590	$—
Purchase consideration - indemnification claims holdback	$2,300	$—
Common stock and options issued for mergers and acquisitions	$—	$495,591
Debt discount, non-cash	$—	$10,800

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), formerly known as The Rubicon Project, Inc., was formed in Delaware and began operations on April 20, 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading sell-side advertising platform and provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading CTV and video advertising platform. On July 1, 2021, the Company completed its acquisition of SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"), a leading ad serving platform for CTV. Magnite has its principal offices in New York City, Los Angeles, Denver, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
The Company provides a technology solution to automate the purchase and sale of digital advertising inventory for buyers and sellers globally, across all channels, formats and auction types. The Company’s platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications, CTV channels, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading sellers and buyers of digital advertising inventory.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2022, or for any future year.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of these factors on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and how quickly and to what extent normal economic and operating conditions can resume. During the six months ended June 30, 2022, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2022, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
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
Note 2—Net Earnings (Loss) Per Share
The following table presents the basic and diluted net earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except per share data)
Basic and Diluted Earnings (Loss) Per Share:
Net income (loss)	$(24,954)	$36,808	$(69,547)	$23,931
Weighted-average common shares outstanding	132,433	125,981	132,340	120,668
Weighted-average common shares outstanding used to compute net earnings (loss) per share	132,433	125,981	132,340	120,668
Basic earnings (loss) per share	$(0.19)	$0.29	$(0.53)	$0.20

Diluted Earnings (Loss) Per Share:
Net income (loss)	$(24,954)	$36,808	$(69,547)	$23,931
Add back:
Interest expense, Convertible Notes, net of tax	—	184	—	217
Net income (loss), diluted income (loss)	(24,954)	36,992	(69,547)	24,148

Weighted-average common shares used in basic EPS	132,433	125,981	132,340	120,668
Dilutive effect of weighted-average common stock options	—	4,622	—	5,011
Dilutive effect of weighted-average performance stock units	—	194	—	196
Dilutive effect of weighted-average restricted stock units	—	5,878	—	6,687
Dilutive effect of weighted-average ESPP	—	45	—	68
Dilutive effect of weighted-average convertible notes	—	6,262	—	3,632
Weighted-average shares used to compute diluted net earnings (loss) per share	132,433	142,982	132,340	136,262
Diluted net earnings (loss) per share	$(0.19)	$0.26	$(0.53)	$0.18

The following weighted-average shares have been excluded from the calculation of diluted net earnings (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Options to purchase common stock	2,081	—	2,337	—
Unvested restricted stock units	1,483	—	1,949	—
Unvested performance stock units	133	—	143	—
ESPP shares	19	—	9	—
Convertible Senior Notes	6,262	—	6,262	—
Total shares excluded from net earnings (loss) per share	9,978	—	10,700	—

For the three and six months ended June 30, 2022, the Company excluded outstanding performance stock units (as described in Note 9) from the calculation of diluted net earnings (loss) per share because they were anti-dilutive. As of June 30, 2022, the performance stock units granted during April 2020, April 2021, August 2021, and February 2022 had expected achievement levels of 108%, 0%, 0%, and 52%, respectively. For the three and six months ended June 30, 2021, the Company included outstanding performance stock units in the calculation of diluted net earnings (loss) per share because they were dilutive. As of June 30, 2021, the performance stock units granted during April 2020 and April 2021 had expected achievement levels of 150% and 0% respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three and six months ended June 30, 2022, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted net earnings (loss) per share because they were anti-dilutive. For the three and six months ended June 30, 2021, shares that would have been issuable assuming conversion of all of the Convertible Senior Notes were included in the calculation of diluted net earnings (loss) per share because they were dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of June 30, 2022 and 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 6,261,560. Refer to Note 13—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
Note 3—Revenue
For the majority of transactions on the Company's platforms, the Company reports revenue on a net basis as it does not act as the principal in the purchase and sale of digital advertising inventory because it does not have control of the digital advertising inventory and does not set prices agreed upon within the auction marketplace. For certain advertising campaigns that are transacted through insertion orders, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
The following table presents our revenue recognized on a net basis and on a gross basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	(in thousands, except percentages)
Revenue:
Net basis	$112,940	82%	$93,374	82%	$213,016	83%	$152,370	87%
Gross basis	24,840	18	21,167	18	42,839	17	22,886	13
Total	$137,780	100%	$114,541	100%	$255,855	100%	$175,256	100%

The following table presents our revenue by channel for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	(in thousands, except percentages)
Channel:
CTV	$64,575	47%	$45,179	40%	$116,015	45%	$57,155	33%
Desktop	28,117	20	28,742	25	55,723	22	49,593	28
Mobile	45,088	33	40,620	35	84,117	33	68,508	39
Total	$137,780	100%	$114,541	100%	$255,855	100%	$175,256	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
United States	$106,611	$90,600	$197,019	$133,211
International	31,169	23,941	58,836	42,045
Total	$137,780	$114,541	$255,855	$175,256

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $0.9 million at June 30, 2022, and $3.5 million at December 31, 2021. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $0.1 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$2,096	$1,499	$3,475	$2,360
Allowance for doubtful accounts, merger and acquisition-assumed	—	410	—	410
Write-offs	(9)	(17)	(9)	(21)
Increase (decrease) in provision for expected credit losses	(1,216)	1,387	(2,682)	510
Recoveries of previous write-offs	—	—	87	20
Allowance for doubtful accounts, ending balance	$871	$3,279	$871	$3,279

During the three and six months ended June 30, 2022, the provision for expected credit losses associated with accounts receivable decreased by $1.2 million and $2.7 million, respectively, offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.1 million and $2.0 million, respectively, which resulted in $(0.1) million and $(0.7) million, respectively, of bad debt expense. During the three and six months ended June 30, 2021, the provision for expected credit losses associated with accounts receivable increased by $1.4 million and $0.5 million, respectively, and was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.4 million and $0.7 million, respectively, which resulted in an immaterial amount of bad debt expense during both periods.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$202,407	$202,407	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2021:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,869	$7,869	$—	$—
At June 30, 2022 and December 31, 2021, cash equivalents of $202.4 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At June 30, 2022 and December 31, 2021, the Company had Convertible Senior Notes and its Term Loan B Facility (as defined in Note 13) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $296.0 million and $315.5 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of June 30, 2022 and is classified as Level 2 in the fair value hierarchy. At June 30, 2022, the estimated fair value of the Company's Term Loan B Facility was $343.9 million and at December 31, 2021, the estimated fair value of the Company's Term Loan B Facility approximated the carrying value. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2022 and 2021.

Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accounts payable—seller	$927,428	$971,220
Accounts payable—trade	26,062	11,904
Accrued employee-related payables	15,824	16,230
Accrued holdback - indemnification claims	3,895	1,602
Total	$973,209	$1,000,956

Restricted cash was $0.3 million at June 30, 2022 and December 31, 2021, which was included within prepaid expenses and other current assets and other assets, non-current.
Note 6—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of June 30, 2022 and December 31, 2021 was $978.2 million and $969.9 million, respectively. The increase during the six months ended June 30, 2022 was primarily a result of the Carbon Acquisition (see Note 7).

The Company’s intangible assets as of June 30, 2022 and December 31, 2021 included the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Amortizable intangible assets:
Developed technology	$390,136	$378,958
Customer relationships	172,500	173,950
In-process research and development	12,730	14,630
Non-compete agreements	900	2,270
Trademarks	900	1,400
Total identifiable intangible assets, gross	577,166	571,208
Accumulated amortization—intangible assets:
Developed technology	(112,719)	(75,850)
Customer relationships	(100,788)	(65,702)
In-process research and development	(2,408)	(1,250)
Non-compete agreements	(337)	(1,197)
Trademarks	(300)	(594)
Total accumulated amortization—intangible assets	(216,552)	(144,593)
Total identifiable intangible assets, net	$360,614	$426,615
Amortization of intangible assets for the three months ended June 30, 2022 and 2021 was $38.8 million and $29.5 million, respectively, and $77.3 million and $37.1 million for the six months ended June 30, 2022 and 2021, respectively. During the first quarter of 2022, the Company abandoned certain in-process research and development projects and technology intangible assets.

The abandonment resulted in $3.3 million of impairment costs in the six months ended June 30, 2022, which was included within merger, acquisition, and restructuring costs in the condensed consolidated statement of operations.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2022:

Fiscal Year	Amount
(in thousands)
Remaining 2022	$72,467
2023	104,924
2024	87,294
2025	70,803
2026	24,695
Thereafter	431
Total	$360,614
The Company capitalizes costs related to arrangements for infrastructure as a service, platform as a service, and software as a service. Capitalized costs associated with these arrangements as of June 30, 2022 and December 31, 2021 were included within prepaid expenses and other current assets and other assets, non-current within the condensed consolidated balance sheet in the amounts of $0.6 million and $1.0 million, and $0.5 million and $0.7 million, respectively. The amortization of these agreements was immaterial for the three and six months ended June 30, 2022 and 2021, respectively.

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
During the three months ended March 31, 2022, the Company adjusted the preliminary purchase price allocation for SpotX based on updated fair values associated with the acquired assets and liabilities. Adjustments impacted acquisition related accounts payable and tax accruals. The Company finalized the purchase price allocation of SpotX in the second quarter of 2022, resulting in no additional changes to the purchase price allocation.
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
As part of the SpotX Acquisition, deferred tax liabilities were established. As a result of the deferred tax liability balance created by the acquisition, the Company reduced its deferred tax asset ("DTA") valuation allowance by $56.2 million for the year ended December 31, 2021. Such reduction was recognized as an income tax benefit in the post-acquisition consolidated statements of operations for the year ended December 31, 2021.

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
In 2020, SpotX made a minority investment of $2.1 million in SpringServe in conjunction with a strategic partnership agreement between the two companies, which included an option agreement to purchase SpringServe. At the time of Magnite's acquisition of SpotX, the fair value of SpotX's minority investment and purchase right were valued at a combined $7.5 million for a total minority investment and purchase right of $9.5 million. In connection with the SpringServe Acquisition, approximately $1.4 million of the purchase price was held back to cover possible indemnification claims.
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
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if the SpotX and SpringServe Acquisitions had been acquired by the Company as of January 1, 2020. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the SpotX and SpringServe Acquisitions occurred on January 1, 2020. The pro forma results do not include any anticipated cost synergies or other effects of the combined companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the SpotX and SpringServe Acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company. The table below excludes Nth Party as its impact on pro forma results were not material.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(in thousands)
Pro Forma Revenue	$136,032	$247,309
Pro Forma Net Income (Loss)	$(27,380)	$(64,256)
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
Acquisition related costs associated with the Carbon Acquisition included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statements of operations during the three and six months ended June 30, 2022 were not material. In addition, Carbon's post-acquisition revenue and operating results on a standalone basis were not material.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.

The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Professional services (investment banking advisory, legal and other professional services)	$142	$24,741	$917	$26,967
Personnel related (severance and one-time termination benefit costs)	510	4,745	1,227	4,864
Non-cash stock-based compensation (double-trigger acceleration and severance)	60	646	2,004	1,023
Impairment costs of abandoned technology	—	—	3,320	—
Loss contracts (lease related)	—	2,500	—	2,500
Total merger, acquisition, and restructuring costs	$712	$32,632	$7,468	$35,354

During the three and six months ended June 30, 2022 and 2021, the Company incurred costs of $0.7 million and $7.5 million, respectively, and $32.6 million and $35.4 million, respectively, primarily related to restructuring expenses and costs associated with the acquisitions of SpotX and SpringServe.
Accrued restructuring costs related to mergers and acquisitions were $2.4 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively, and were primarily related to the SpotX Acquisition, the SpringServe Acquisition, and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to the assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued restructuring costs at December 31, 2021	$2,742
Restructuring costs, personnel related and non-cash stock-based compensation	3,231
Restructuring costs, impairments	3,320
Cash paid for restructuring costs	(1,556)
Non-cash impairments	(3,320)
Non-cash stock-based compensation	(2,004)
Accrued restructuring costs at June 30, 2022	$2,413

Note 9—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the Merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); the 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). All compensatory equity awards outstanding at June 30, 2022 were issued pursuant to the 2014 Equity Incentive Plan, the nToggle Plan, the Telaria Plan, the 2008 Stock Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units that vest based on continuous service ("RSUs"), and restricted stock units that include performance criteria (“performance stock units” or "PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2022 included 0.4 million awards that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. No further awards were granted under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were granted under the 2007 Stock Incentive Plan since the IPO. Available shares under the nToggle Plan and the Telaria Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 13,767,244 shares remained available for future grants at June 30, 2022 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.
Stock Options
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2021	5,129	$7.25
Granted	699	$13.90
Exercised	(475)	$3.38
Expired	(21)	$15.24
Forfeited	(7)	$5.44
Outstanding at June 30, 2022	5,325	$8.44	5.6 years	$15,968
Exercisable at June 30, 2022	3,813	$6.49	4.6 years	$13,744
The total intrinsic value of options exercised during the six months ended June 30, 2022 was $4.5 million. At June 30, 2022, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $11.7 million, which is expected to be recognized over a weighted-average period of 2.6 years. Total fair value of options vested during the six months ended June 30, 2022 was $3.4 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the six months ended June 30, 2022 was $8.93 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expected term (in years)	N/A	5.0	5.0	5.0
Risk-free interest rate	N/A	0.88%	1.63%	0.88%
Expected volatility	N/A	79%	79%	79%
Dividend yield	N/A	—%	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2022 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2021	6,634		$18.39
Granted	7,056		$13.69
Canceled	(869)		$16.14
Vested and released	(1,948)		$12.82
Restricted stock units outstanding at June 30, 2022	10,873		$16.52
Restricted stock units outstanding and unvested*	10,855	*	$16.55
*At June 30, 2022, outstanding restricted stock units included 18,436 units that were vested but deferred.
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2022 was $13.69. The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2022 was $23.5 million. At June 30, 2022, the intrinsic value of unvested restricted stock units was $96.4 million. At June 30, 2022, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $152.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Performance Stock Units
In April 2020, April 2021, and February 2022, the Company granted the Company's CEO 146,341, 26,291, and 86,806 performance stock units that vest based on share price metrics tied to total shareholder return over a three year period with a fair value of $0.9 million, $1.4 million, and $1.5 million, respectively. The grant date fair value per share of these grants was $6.15, $52.49, and $17.28, respectively, which was estimated using a Monte-Carlo lattice model. At June 30, 2022, the Company had unrecognized employee stock-based compensation expense for the April 2020, April 2021, and February 2022 grants of approximately $0.2 million, $0.8 million, and $1.3 million, which is expected to be recognized over the remaining 0.75 years, 1.75 years, and 2.6 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.
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
The fair value of each of the Performance Tranches was $3.0 million, $2.8 million, and $2.6 million, respectively, and have a grant date fair value per share of restricted stock of $23.94, $21.93, and $20.30, respectively, which was estimated using a Monte-Carlo lattice model. At June 30, 2022, the Company had unrecognized employee stock-based compensation expense of approximately $2.2 million, $2.2 million, and $2.1 million, which is expected to be recognized over the remaining 2.2 years, 3.2 years, and 4.2 years, respectively. Between 0% and 100% of the performance stock units will vest on each of the tranche dates.
During the three months ended June 30, 2022 and 2021, the Company recognized $0.9 million and $0.2 million, respectively, of stock-based compensation related to these performance stock units. During the six months ended June 30, 2022 and 2021, the Company recognized $1.7 million and $0.3 million, respectively, of stock-based compensation related to these performance stock units. Stock-based compensation expense for these awards is based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
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
As of June 30, 2022, the Company has reserved 4,018,635 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Cost of revenue	$417	$167	$767	$252
Sales and marketing	5,425	3,382	10,766	5,843
Technology and development	5,352	2,541	10,069	4,367
General and administrative	4,948	2,968	9,185	5,212
Merger, acquisition, and restructuring costs	60	646	2,004	1,023
Total stock-based compensation expense	$16,202	$9,704	$32,791	$16,697

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
The Company recorded an income tax benefit of $0.1 million and $87.7 million for the three months ended June 30, 2022 and 2021, respectively, and an income tax benefit of $2.1 million and $87.5 million for the six months ended June 30, 2022 and 2021, respectively. The tax benefit for the three and six months ended June 30, 2022 is primarily the result of recognizing the benefit of DTAs previously subject to the domestic valuation allowance and the foreign income tax provision. The tax benefit for the three and six months ended June 30, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The net deferred tax liabilities recorded in connection with the prior year acquisitions and our current year taxable income provided additional sources of taxable income to support the realizability of pre-existing DTAs. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
Due to uncertainty as to the realization of benefits from the Company's domestic and certain international DTAs, including net operating loss carryforwards and research and development tax credits, the Company has a partial valuation allowance reserved against such assets. The Company intends to continue to maintain a partial valuation allowance on the DTAs until there is sufficient evidence to support the reversal of all or some additional portion of these allowances.
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

There was no material change to the Company's unrecognized tax benefits in the six months ended June 30, 2022 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
For the three months ended June 30, 2022 and 2021, the Company recognized $5.6 million and $7.0 million, respectively, and $11.1 million and $10.8 million during the six months ended June 30, 2022 and 2021, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and right of use ("ROU") asset on the condensed consolidated balance sheets. For short-term leases not included in the Company's ROU asset and lease liability balances, the Company recognized $0.4 million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.6 million during the six months ended June 30, 2022 and 2021, respectively, of lease expense. In addition, the Company recognized $13.1 million and $8.2 million during the three months ended June 30, 2022 and 2021, respectively, and $24.1 million and $14.7 million during the six months ended June 30, 2022 and 2021, respectively, of variable and cloud-based services expense related to data centers that are not included in the ROU asset or lease liability balances.
The Company also received rental income of $1.3 million and $1.1 million for real estate leases for which it subleases the property to third parties during the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $2.4 million during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, a weighted average discount rate of 5.35% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 6.1 years as of June 30, 2022.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of June 30, 2022 (in thousands):

Fiscal Year
Remaining 2022	$11,699
2023	21,379
2024	18,292
2025	10,037
2026	9,038
Thereafter	27,691
Total lease payments (undiscounted)	98,136
Less: imputed interest	(14,839)
Lease liabilities—total (discounted)	$83,297

In addition to the lease liabilities included in these condensed consolidated financial statements at June 30, 2022, during the six months ended June 30, 2022, the Company entered into agreements for office space and data centers that have not commenced as of June 30, 2022; therefore, they are not included in the lease liability on the balance sheet as of June 30, 2022. The Company has future commitments totaling $5.8 million with a weighted average term of 3.8 years.

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of June 30, 2022 and December 31, 2021, the Company had $5.3 million and $5.1 million, respectively, of letters of credit associated with office leases available for borrowing, of which there were no outstanding borrowings as of either date.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2022. However, based on management’s knowledge as of June 30, 2022, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Convertible Senior Notes	$400,000	$400,000
Less: Unamortized debt issuance cost	(8,499)	(9,643)
Net	391,501	390,357
Term Loan B Facility	356,400	358,200
Less: Unamortized discount and debt issuance cost	(22,906)	(24,934)
Net	333,494	333,266
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$721,395	$720,023
Maturities of the principal amount of the Company's long-term debt as of June 30, 2022 are as follows (in thousands):

Fiscal Year
Remaining 2022	$1,800
2023	3,600
2024	3,600
2025	3,600
2026	403,600
Thereafter	340,200
Total	$756,400

Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $1.6 million and $3.2 million for the three and six months ended June 30, 2022, respectively, and $1.3 million for the three and six months ended June 30, 2021. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. In addition, amortization of deferred financing costs was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.2 million for the three and six months ended June 30, 2021. Deferred financing costs are included within prepaid expenses and other current assets and other assets, non-current assets.

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
The Convertible Senior Notes are senior, unsecured obligations and are (i) equal in right of payment with the existing and future senior, unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including amounts outstanding under our Loan Agreement or our new Credit Agreement (see section below); and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of the Company’s subsidiaries that do not guarantee the Convertible Senior Notes.
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
Holders have the right to convert their notes (or any portion of a note in an authorized denomination), in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (iv) if the Company calls such Convertible Senior Notes for redemption; and (v) on or after September 15, 2025, until the close of business on the second scheduled trading day immediately before the maturity date, holders of the Convertible Senior Notes may, at their option, convert all or a portion of their Convertible Senior Notes regardless of the foregoing conditions at any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.
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
If a fundamental change occurs, then each noteholder will have the right to require the Company to repurchase its notes (or any portion thereof in an authorized denomination) for cash on a date (the "fundamental change repurchase date") of the Company’s choosing, which must be a business day that is no more than 45, nor less than 20, business days after the date the Company distributes the related fundamental change notice.
If an event of default, other than a reporting default remedied by special interest as defined in the indenture agreement, occurs with respect to the Company or any guarantor, then the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than a reporting event of default described above with respect to the Company or any guarantor and not solely with respect to a significant subsidiary of the Company’s or a guarantor, other than the Company or such guarantor) occurs and is continuing, then, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by written notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding to become due and payable immediately.
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
The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Senior Notes are presented net of issuance costs on the Company's condensed consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Senior Notes and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Contractual interest expense	$250	$250	$500	$286
Amortization of debt issuance costs	572	572	1,144	653
Total interest expense	$822	$822	$1,644	$939
Effective interest rate	0.82%	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2022 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2022	$1,144
2023	2,288
2024	2,288
2025	2,288
2026	491
Total	$8,499

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of June 30, 2022, the contractual interest rate related to the Term Loan B Facility was 6.02%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of June 30, 2022, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended June 30, 2022.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At June 30, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
The following table summarizes the amount outstanding under the Term Loan B Facility at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Term Loan B Facility	$356,400	$358,200
Unamortized debt discounts	(8,946)	(9,738)
Unamortized debt issuance costs	(13,960)	(15,196)
Debt, net of debt issuance costs	$333,494	$333,266
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

The following table sets forth interest expense related to the Term Loan B Facility for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Contractual interest expense	$5,257	$3,508	$10,420	$3,508
Amortization of debt discount	396	266	792	266
Amortization of debt issuance costs	617	415	1,236	415
Total interest expense	$6,270	$4,189	$12,448	$4,189
Effective interest rate	7.02%	6.98%	6.96%	6.98%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2022 through 2028 is as follows:

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2022	788	1,230
2023	1,564	2,441
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
Thereafter	1,998	3,116
Total	$8,946	$13,960

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), the acquisition of SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition"), and the merger with Telaria, Inc. ("Telaria," and such merger the "Telaria Merger"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; statements concerning macroeconomic conditions, including inflation, supply chain issues and recessionary concerns; our anticipated financial performance; key strategic objectives; industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings; the impact of transparency initiatives we may undertake; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business faces include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the Telaria Merger, SpotX Acquisition, SpringServe Acquisition, and other acquisitions;
•the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments;
•the impact of macroeconomic challenges, including as a result of global conflict, inflation, supply chain issues and recessionary concerns, on the advertising marketplace;
•our CTV spend may grow more slowly than we expect if industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•the growing percentage of digital advertising spend captured by closed “walled gardens” (such as Google, Facebook, Microsoft, Comcast, and Amazon);
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
•the impact of antitrust regulations or enforcement actions targeting the digital advertising ecosystem;
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
Our global workforce maintained a work from-home policy from March 2020 through April 2022 and, in most of our locations, recently returned to offices on a hybrid basis. We have approached our return with caution to prioritize the safety and health of our employees, and will continue to monitor best practices and guidance. We believe that our employees have been able to work productively during the time period in which our global offices have been shut down and will continue to do so in office. However, to the extent we must extend work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term.
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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our SpringServe ad server, SpotX platform, and Demand Manager header-bidding product.
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
Header Bidding and Data Processing
Header bidding is a programmatic technique by which sellers offer inventory to multiple ad exchanges and supply side platforms, such as our platform, simultaneously. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels and has experienced modest adoption in CTV. The adoption of header bidding has created a number of challenges and technical complexities for both sellers and buyers, which require sophisticated tools to manage. Header bidding has led to a significant increase in the number of ad impressions to be processed and analyzed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed. We have invested in technology solutions, such as Demand Manager, to help publishers manage their header-bidding inventory.
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
The use and transfer of personal data in the European Economic Area ("EEA") member states and the United Kingdom (“UK”) is currently governed by the General Data Protection Regulation and the UK General Data Protection Regulation (the "GDPR" and "UK GDPR"). The GDPR and UK GDPR set out higher potential liabilities for certain data protection violations and establish significant regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the EEA and UK. While data protection authorities have started to clarify certain requirements under GDPR and UK GDPR, significant uncertainty remains as to how the regulation will be applied and enforced.
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
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We have been able to offset some of these increases through cost saving activities and the achievement of acquisition synergies. Initially, we targeted in excess of $35 million in run rate operating cost synergies, over a two year period, from the SpotX Acquisition, and have made significant progress towards this goal. Due to the evolving nature of our business since the acquisition we are no longer tracking synergies as a discrete cost saving activity. As part of our integration efforts, we are in the process of consolidating our legacy CTV and SpotX CTV platforms, including the migration of clients to the unified platform.
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
Impact of COVID-19 Pandemic and Other Macroeconomic Developments
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. Accordingly, our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate. In addition, fears of a recession or economic downturn have and may continue to result in brands decreasing or delaying advertising budgets.
In response to the COVID-19 pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. This decrease was particularly pronounced through the first half of 2020, where we experienced a significant decline in our revenues compared to our expectations. Our revenue trends improved significantly during the third and fourth quarters of 2020 and throughout 2021, although certain advertising categories remain impacted. More recently, we have experienced some downward pressure due to global supply chain disruptions (in particular, with respect to the auto vertical), inflationary concerns, global hostilities, recessionary concerns, and other macroeconomic factors, which have generally negatively impacted ad budgets.
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
Revenue
We generate revenue from the purchase and sale of digital advertising inventory through our platform. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from the fee we charge clients for use of our SpringServe ad server, SpotX platform, and Demand Manager header-bidding product. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Following the SpotX Acquisition, the percentage of our revenue reported on a gross basis increased significantly compared to pre-acquisition periods. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the three and six months ended June 30, 2022, our revenue reported on a gross basis increased to 18% and 17% of total revenue, respectively. As revenue streams acquired in the SpotX Acquisition continue to increase, the percentage of revenue reported on a gross basis may continue to increase in future periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Other (Income) Expense
Interest (Income) Expense, Net. Interest expense consists of interest expense associated with our Term Loan B Facility (defined below) and Convertible Senior Notes (defined below), and their related amortization of debt issuance costs and debt discount. Interest income consists of interest earned on our cash equivalents.
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
Provision (Benefit) for Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets ("DTA") and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions.

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
	(in thousands)			(in thousands)
Revenue	$137,780	$114,541	20%	$255,855	$175,256	46%
Expenses (1)(2):
Cost of revenue	65,001	50,526	29%	124,397	71,282	75%
Sales and marketing	51,827	43,273	20%	101,827	65,862	55%
Technology and development	23,037	18,111	27%	46,080	32,377	42%
General and administrative	20,466	16,980	21%	39,170	31,138	26%
Merger, acquisition, and restructuring costs	712	32,632	(98)%	7,468	35,354	(79)%
Total expenses	161,043	161,522	—%	318,942	236,013	35%
Loss from operations	(23,263)	(46,981)	50%	(63,087)	(60,757)	(4)%
Other expense, net	1,795	3,906	(54)%	8,569	2,841	202%
Loss before income taxes	(25,058)	(50,887)	51%	(71,656)	(63,598)	(13)%
Benefit for income taxes	(104)	(87,695)	(100)%	(2,109)	(87,529)	(98)%
Net income (loss)	$(24,954)	$36,808	(168)%	$(69,547)	$23,931	(391)%

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Cost of revenue	$417	$167	$767	$252
Sales and marketing	5,425	3,382	10,766	5,843
Technology and development	5,352	2,541	10,069	4,367
General and administrative	4,948	2,968	9,185	5,212
Merger, acquisition, and restructuring costs	60	646	2,004	1,023
Total stock-based compensation expense	$16,202	$9,704	$32,791	$16,697

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Cost of revenue	$26,862	$19,104	$53,184	$27,344
Sales and marketing	18,904	16,484	38,056	20,468
Technology and development	233	165	457	278
General and administrative	161	144	329	292
Total depreciation and amortization expense	$46,160	$35,897	$92,026	$48,382

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	100%	100%	100%	100%
Cost of revenue	47	44	49	41
Sales and marketing	37	38	40	38
Technology and development	17	16	18	17
General and administrative	15	15	15	18
Merger, acquisition, and restructuring costs	1	28	3	20
Total expenses	117	141	125	134
Loss from operations	(17)	(41)	(25)	(34)
Other expense, net	1	4	3	1
Loss before income taxes	(18)	(45)	(28)	(35)
Benefit for income taxes	—	(77)	(1)	(50)
Net income (loss)	(18)%	32%	(27)%	15%
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
    Revenue
Revenue increased $23.2 million, or 20%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our revenue growth was driven primarily by growth in CTV and mobile as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021. This increase was partially offset by declines in revenue from desktop. On a pro forma basis, including revenue from SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 1% for the three months ended June 30, 2022 compared to the prior year period.
Revenue increased $80.6 million, or 46%, for the six months ended June 30, 2022 compared to the prior year period, for the same reasons above. On a pro forma basis, including SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 3% for the six months ended June 30, 2022 compared to the prior year.
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
Our business is dependent in part on the overall health of the advertising market. Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the economic impact of the COVID-19 pandemic and other macroeconomic challenges, such as another pandemic or health crisis, geopolitical events (including the conflict in Ukraine), and other macroeconomic factors like labor shortages, supply chain disruptions, recessionary concerns, and inflation impacting the markets and communities in which we operate. The occurrence of a recession would likely negatively impact our future revenue trends, and the magnitude of this impact is difficult to predict depending on the scope and duration of any recession. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to these risks.
Cost of Revenue
Cost of revenue increased $14.5 million, or 29%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to costs associated with our larger scale following the SpotX Acquisition, revenue growth, and an increase in traffic acquisition cost driven by the increase in revenue reported on a gross basis as a result of the SpotX Acquisition. Compared to the prior year period, cost of revenue included an increase of $7.8 million in depreciation and amortization and $5.5 million in data and bandwidth expenses.

For the six months ended June 30, 2022, costs of revenue increased $53.1 million, or 75%, compared to the prior year period for the same reasons above. Compared to the prior year period, cost of revenue included an increase of $25.8 million in depreciation and amortization, $12.4 million in data and bandwidth expenses, and $10.5 million in traffic acquisition costs associated with revenue recognized on a gross basis.
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
    Sales and Marketing
Sales and marketing expenses increased $8.6 million, or 20%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the SpotX Acquisition and associated increases in headcount and the amortization of acquired intangibles and other assets. The increase in sales and marketing expenses year over year included $3.6 million related to personnel expenses and $2.4 million related to depreciation and amortization, both increases primarily associated with the SpotX Acquisition.
For the six months ended June 30, 2022, sales and marketing expenses increased $36.0 million, or 55%, compared to the prior year period for the same reasons above. The increase in sales and marketing expenses year over year included $17.6 million related to depreciation and amortization and $14.5 million related to personnel expenses, both increases primarily associated with the SpotX Acquisition.
We expect sales and marketing expenses to decrease through the remainder of 2022 compared to 2021 in absolute dollars primarily due to decreases in amortization of acquired intangible assets, which we expect to be partially offset by increases in personnel costs as a result of new hiring to support our revenue growth and increases in event, travel and entertainment expenses.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $4.9 million, or 27%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to an increase of $4.3 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
For the six months ended June 30, 2022, technology and development expenses increased $13.7 million, or 42%, compared to the prior year period, due to an increase of $12.2 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
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
General and Administrative
General and administrative expenses increased $3.5 million, or 21%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increases of $2.0 million in personnel expenses mainly attributable to the SpotX Acquisition.
For the six months ended June 30, 2022, general and administrative expenses increased $8.0 million, or 26%, compared to the prior year period, due to increases of $5.0 million in personnel expenses mainly attributable to the SpotX Acquisition, and $1.4 million in business insurance and taxes.
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
Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs decreased $31.9 million, or 98%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Costs incurred during the three months ended June 30, 2022 of $0.7 million were primarily due to one-time cash-based employee termination benefit costs related to restructuring activities from the SpotX Acquisition. Costs incurred during the three months ended June 30, 2021 of $32.6 million were primarily due to the SpotX Acquisition, which was completed on April 30, 2021, which costs included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, non-cash stock-based compensation expense associated with equity accelerations due to severance benefits, and facility closure costs associated with office space restructuring activities.
Merger, acquisition, and restructuring costs decreased by $27.9 million, or 79%, for the six months ended June 30, 2022 compared to the prior year period for the same reasons above.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)		(in thousands)
Interest expense, net	$7,146	$5,172	$14,257	$5,315
Other income	(1,359)	(1,139)	(2,622)	(2,362)
Foreign exchange gain, net	(3,992)	(127)	(3,066)	(112)
Total other expense, net	$1,795	$3,906	$8,569	$2,841
Interest (income) expense, net increased $2.0 million and $8.9 million during the three and six months ended June 30, 2022, compared to the same periods in the prior year, mainly due to interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021, and interest expense associated with the Convertible Senior Notes (defined below), which the Company entered into during March 2021.
We expect interest expense to increase in 2022 compared to 2021 as a result of a full year of interest expense associated with our Term Loan B Facility and Convertible Senior Notes. In addition, interest expense on our Term Loan B Facility may increase to the extent that interest rates increase generally as it carries a variable interest rate.
Foreign exchange gain, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign exchange loss, net during the three and six months ended June 30, 2022 was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes
    We recorded an income tax benefit of $0.1 million and $87.7 million for the three months ended June 30, 2022 and 2021, respectively, and an income tax benefit of $2.1 million and $87.5 million for the six months ended June 30, 2022 and 2021, respectively. The tax benefit for the three and six months ended June 30, 2022 is primarily the result of recognizing the benefit of DTAs previously subject to the domestic valuation allowance and the foreign income tax provision. The tax benefit for the three and six months ended June 30, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The net deferred tax liabilities recorded in connection with the prior year acquisitions and our current year taxable income provided sources of taxable income to support the realizability of pre-existing DTAs. We continue to maintain a partial valuation allowance for our domestic DTAs.

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

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Change Favorable/ (Unfavorable)	June 30, 2022	June 30, 2021	Change Favorable/ (Unfavorable)
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$137,780	$114,541	20%	$255,855	$175,256	46%
Revenue ex-TAC	123,264	100,432	23%	230,348	160,292	44%
Gross profit	72,779	64,015	14%	131,458	103,974	26%
Net income (loss)	(24,954)	36,808	(168)%	(69,547)	23,931	(391)%
Adjusted EBITDA	41,321	31,793	30%	70,162	41,155	70%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Change %	June 30, 2022	June 30, 2021	Change %
	(in thousands)
Revenue	$137,780	$114,541	20%	$255,855	$175,256	46%
Less: Cost of revenue	65,001	50,526	29%	124,397	71,282	75%
Gross Profit	72,779	64,015	14%	131,458	103,974	26%
Add back: Cost of revenue, excluding TAC	50,485	36,417	39%	98,890	56,318	76%
Revenue ex-TAC	$123,264	$100,432	23%	$230,348	$160,292	44%

We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Revenue ex-TAC by channel:

	Revenue ex-TAC
	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Change %	June 30, 2022	June 30, 2021	Change %
	(in thousands)
Channel:
CTV	$52,116	$34,264	52%	$94,419	$46,240	104%
Desktop	27,180	27,377	(1)%	53,664	47,374	13%
Mobile	43,968	38,791	13%	82,265	66,678	23%
Total	$123,264	$100,432	23%	$230,348	$160,292	44%

Revenue ex-TAC increased $22.8 million, or 23%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in Revenue ex-TAC was primarily due to growth in CTV and mobile as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021. This was partially offset by a 1% year-over-year decline in our desktop business.
Revenue ex-TAC increased $70.1 million, or 44%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in Revenue ex-TAC is attributable to the same reasons above, as well as growth in our desktop business.
We expect Revenue ex-TAC to increase through the remainder of 2022 as compared to the same period in the prior year. We believe that CTV will be our biggest growth driver in future periods and continue to represent a higher percentage of our overall Revenue ex-TAC, with mobile as our second biggest driver. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business has been the growth driver behind our mobile business. We therefore expect our growth within mobile to come largely from our mobile applications business and, in particular, mobile in-app video.
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(24,954)	$36,808	$(69,547)	$23,931
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	7,355	6,359	14,745	11,253
Amortization of acquired intangibles	38,805	29,538	77,281	37,129
Stock-based compensation expense	16,202	9,704	32,791	16,697
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	652	31,986	5,464	34,331
Non-operational real estate expense, net	211	48	346	140
Interest expense, net	7,146	5,172	14,257	5,315
Foreign exchange gain, net	(3,992)	(127)	(3,066)	(112)
Benefit for income taxes	(104)	(87,695)	(2,109)	(87,529)
Adjusted EBITDA	$41,321	$31,793	$70,162	$41,155
Adjusted EBITDA increased by $9.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increase in revenue from both organic growth and the SpotX and SpringServe Acquisitions, which are discussed in section "Comparison of the Three and Six Months Ended June 30, 2022 and 2021," and improved operating leverage from our increased scale and related cost synergies.
Adjusted EBITDA increased by $29.0 million during the six months ended June 30, 2022, for the same reasons above.
We expect Adjusted EBITDA to continue to increase through the remainder of 2022 as compared to the same period in the prior year as a result of continued growth in revenue and ongoing operating leverage.
Liquidity and Capital Resources
Liquidity
As of June 30, 2022, we had cash and cash equivalents of $233.1 million, of which $23.4 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $756.4 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility (as defined below), of which approximately $5.3 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
Our working capital needs and cash conversion cycle, which is influenced by seasonality and may be negatively impacted as a result of COVID-19, inflationary, recessionary and other macroeconomic challenges, can have large fluctuations due to the timing of receipts from buyers and timing of disbursements to sellers. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased. Our capital expenditure investments tend to be higher in the second half of the year. The impacts from changes in working capital and capital expenditures can significantly impact our cash flows and therefore, our liquidity during any period presented.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate and the factors set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At June 30, 2022, the balance of the Convertible Senior Notes was $391.5 million, net of unamortized debt issuance costs of $8.5 million. Accrued interest for the Convertible Senior Notes at June 30, 2022 was $0.3 million.
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
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. At June 30, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Term Loan B Facility at June 30, 2022 was $1.3 million.
On December 13, 2021, the Board of Directors approved a share repurchase program, under which the company is authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. The repurchase program allows the company to repurchase its common stock using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. Approximately $28.3 million worth of shares remained available for purchase under this discretionary plan as of June 30, 2022.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Cash flows provided by operating activities	$63,952	$27,411
Cash flows used in investing activities	(36,743)	(640,091)
Cash flows (used in) provided by financing activities	(23,568)	688,281
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(915)	(109)
Change in cash, cash equivalents and restricted cash	$2,726	$75,492
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
For the six months ended June 30, 2022, net cash provided by operating activities was $64.0 million compared to net cash provided by operating activities of $27.4 million for the six months ended June 30, 2021. Our operating activities included our net loss of $69.5 million and net income of $23.9 million for the six months ended June 30, 2022 and 2021, respectively, which were offset by non-cash adjustments of $127.3 million and $19.5 million, respectively. Net changes in our working capital resulted in an increase of $6.2 million in cash provided by operating activities for the six months ended June 30, 2022. Net changes in our working capital resulted in an increase of $23.0 million in cash provided by operating activities for the six months ended June 30, 2021. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the six months ended June 30, 2022 and 2021, our investing activities used net cash of $36.7 million and $640.1 million, respectively. During the six months ended June 30, 2022 and 2021, we used cash for purchases of property and equipment of $8.7 million and $10.9 million, respectively, and used cash for investments in our internally developed software of $7.3 million and $5.2 million, respectively. During the six months ended June 30, 2022 and 2021, we used net cash of $20.8 million to acquire Carbon and $624.0 million to acquire SpotX, respectively.
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
For the six months ended June 30, 2022 and 2021, net cash used by financing activities was $23.6 million compared to net cash provided by financing activities of $688.3 million, respectively. Cash outflows from financing activities for the six months ended June 30, 2022 primarily included $15.7 million payment related to share repurchases, $9.5 million for taxes paid related to net share settlement of stock-based awards, and $1.8 million repayment of our Term Loan B. The outflows were offset by cash proceeds from issuance of common stock from the employee stock purchase plan of $2.1 million and cash proceeds from stock options exercised of $1.6 million.
Cash inflows from financing activities for the six months ended June 30, 2021 included $400.0 million in net proceeds from our Convertible Senior Notes offering, $349.2 million in net proceeds from our Term Loan B Facility, cash proceeds from stock options exercised of $7.3 million, and $1.2 million cash proceeds from issuance of common stock from the employee stock purchase plan. These increases were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Notes offering and debt issuance cost payments of $30.4 million.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2022 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 12 - "Commitments Contingencies."
Contractual Obligations and Known Future Cash Requirements
As of June 30, 2022, our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York, and offices in Los Angeles, California, operating lease agreements, including data centers and cloud hosting services that expire at various times through 2032, and indemnification holdback associated with the SpringServe and Carbon acquisitions. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
During the three months ended June 30, 2022 and June 30, 2021, we received rental income from subleases totaling $1.3 million and $1.1 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, we received rental income from subleases totaling $2.6 million and $2.4 million, respectively.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at June 30, 2022.

	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of June 30, 2022	$11,699	$21,379	$18,292	$10,037	$9,038	$27,691	$98,136
Obligations for leases not included in Lease liabilities as of June 30, 2022	541	1,499	1,692	1,060	574	419	5,785
Convertible Senior Notes	—	—	—	—	400,000	—	400,000
Interest, Convertible Senior Notes	500	1,000	1,000	1,000	208	—	3,708
Term Loan B (1)	1,800	3,600	3,600	3,600	3,600	340,200	356,400
Interest, Term Loan B (2)	10,955	21,567	21,406	21,127	20,908	27,496	123,459
Operating sublease income	(2,525)	(4,926)	(4,767)	(1,751)	(260)	—	(14,229)
Other non-cancelable obligations	5,393	10,634	5,518	1,255	—	—	22,800
Total	$28,363	$54,753	$46,741	$36,328	$434,068	$395,806	$996,059
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that will be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 6.02%, which was the rate as of June 30, 2022 for the associated Term Loan B Facility.
Obligations for leases not included in the lease liabilities as of June 30, 2022 include commitments under agreements for office space and data centers that have not commenced as of June 30, 2022.

Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year and indemnification holdback obligations associated with acquisitions. We also have an agreement for third-party cloud-managed services for which the future commitment from July 2023 to June 2025 is variable and dependent on the Company’s usage of services for the twelve month period starting July 2022. We are unable to make a reasonably reliable estimate of future commitments at this time, and as a result, this contract is not included in the above contractual obligations table.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2022.
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
We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate has now reset above the floor on such underlying interest rate. The fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor. As of June 30, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance existing debt or raise new debt in the future, and the prevailing cost or terms for that debt differs from terms in our current debt agreements.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2022, including intercompany balances, would result in a foreign currency loss of approximately $8.1 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2022. However, based on our knowledge as of June 30, 2022, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
    None (except as previously disclosed).

(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
    Common stock repurchases during the quarter ended June 30, 2022 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 - April 30, 2022
Equity withholding(1)	125	$13.02	—	$—
Repurchase program(2)	312	$11.28	312	$28,330
May 1 - May 31, 2022
Equity withholding(1)	311	$10.59	—	$—
Repurchase program(2)	—	$—	—	$28,330
June 1 - June 30, 2022
Equity withholding(1)	26	$10.76	—	$—
Repurchase program(2)	—	$—	—	$28,330
	774		312
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
(2) Our Board of Directors approved a share repurchase program (the "Program") under which the Company is authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. Shares repurchased under the Program in the quarter ended June 30, 2022 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the Program includes broker commission costs.

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
Date August 9, 2022