Form 10-Q
period 2022-09-30
MAGNITE, INC.
filed 2022-11-09
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2022
Common Stock, $0.00001 par value	133,384,717

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$253,552	$230,401
Accounts receivable, net	804,350	927,781
Prepaid expenses and other current assets	21,363	19,934
TOTAL CURRENT ASSETS	1,079,265	1,178,116
Property and equipment, net	45,489	34,067
Right-of-use lease asset	74,409	76,986
Internal use software development costs, net	23,051	20,093
Intangible assets, net	322,547	426,615
Goodwill	978,217	969,873
Other assets, non-current	6,106	6,862
TOTAL ASSETS	$2,529,084	$2,712,612
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$890,071	$1,000,956
Lease liabilities, current	19,452	19,142
Debt, current	3,600	3,600
Other current liabilities	5,885	5,697
TOTAL CURRENT LIABILITIES	919,008	1,029,395
Debt, non-current, net of debt issuance costs	722,077	720,023
Deferred tax liability, net	11,506	13,303
Lease liabilities, non-current	64,288	66,487
Other liabilities, non-current	1,703	2,647
TOTAL LIABILITIES	1,718,582	1,831,855
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2022 and December 31, 2021; 133,349 and 132,553 shares issued at September 30, 2022 and December 31, 2021, respectively, and 133,349 and 132,204 shares outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,304,182	1,282,589
Accumulated other comprehensive loss	(5,293)	(1,376)
Treasury stock at cost, 0 and 349 shares outstanding at September 30, 2022 and December 31, 2021, respectively	—	(6,007)
Accumulated deficit	(488,389)	(394,451)
TOTAL STOCKHOLDERS' EQUITY	810,502	880,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,529,084	$2,712,612

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$145,815	$131,871	$401,670	$307,127
Expenses:
Cost of revenue	71,753	63,541	196,150	134,823
Sales and marketing	49,848	52,260	151,675	118,122
Technology and development	25,134	21,059	71,214	53,436
General and administrative	20,235	16,535	59,405	47,673
Merger, acquisition, and restructuring costs	—	2,424	7,468	37,778
Total expenses	166,970	155,819	485,912	391,832
Loss from operations	(21,155)	(23,948)	(84,242)	(84,705)
Other (income) expense:
Interest expense, net	7,016	7,280	21,273	12,595
Other income	(1,369)	(955)	(3,991)	(3,317)
Foreign exchange gain, net	(1,976)	(1,246)	(5,042)	(1,358)
Total other expense, net	3,671	5,079	12,240	7,920
Loss before income taxes	(24,826)	(29,027)	(96,482)	(92,625)
Benefit for income taxes	(435)	(4,708)	(2,544)	(92,237)
Net loss	$(24,391)	$(24,319)	$(93,938)	$(388)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.18)	$(0.71)	$—
Weighted average shares used to compute net loss per share:
Basic and Diluted	133,144	131,501	132,611	124,325

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(24,391)	$(24,319)	$(93,938)	$(388)
Other comprehensive loss:
Foreign currency translation adjustments	(1,972)	(525)	(3,917)	(469)
Other comprehensive loss	(1,972)	(525)	(3,917)	(469)
Comprehensive loss	$(26,363)	$(24,844)	$(97,855)	$(857)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)			$381,613
Exercise of common stock options	733	—	5,785	—	—	—	—	5,785
Issuance of common stock related to RSU vesting	1,351	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,108	—	—	—	—	7,108
Capped call options	—	—	(38,960)	—	—	—	—	(38,960)
Other comprehensive loss	—	—	—	(313)	—	—	—	(313)
Net loss	—	—	—	—	(12,877)	—	—	(12,877)
Balance at March 31, 2021	116,113	$2	$751,017	$(1,270)	$(407,393)	—	$—	$342,356
Exercise of common stock options	384	—	1,480	—	—	—	—	1,480
Issuance of common stock related to employee stock purchase plan	121	—	1,154	—	—	—	—	1,154
Issuance of common stock related to RSU vesting	2,208	—	—	—	—	—	—	—
Issuance of common stock associated with the SpotX Acquisition	12,374	—	495,591	—	—	—	—	495,591
Stock-based compensation	—	—	9,928	—	—	—	—	9,928
Other comprehensive income	—	—	—	369	—	—	—	369
Net income	—	—	—	—	36,808	—	—	36,808
Balance at June 30, 2021	131,200	$2	$1,259,170	$(901)	$(370,585)	—	$—	$887,686
Exercise of common stock options	275	—	1,482	—	—	—	—	1,482
Issuance of common stock related to RSU vesting	314	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,441	—	—	—	—	12,441
Other comprehensive loss	—	—	—	(525)	—	—	—	(525)
Net loss	—	—	—	—	(24,319)	—	—	(24,319)
Balance at September 30, 2021	131,789	$2	$1,273,093	$(1,426)	$(394,904)	—	$—	$876,765

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
Exercise of common stock options	311	—	1,107	—	—	—	—	1,107
Issuance of common stock related to RSU vesting	783	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(315)	—	(4,260)	—	—	—	—	(4,260)
Purchase of treasury stock	—	—	—	—	—	(931)	(12,138)	(12,138)
Retirement of common stock	(1,280)	—	(18,145)	—	—	1,280	18,145	—
Stock-based compensation	—	—	16,927	—	—	—	—	16,927
Other comprehensive income	—	—	—	110	—	—	—	110
Net loss	—	—	—	—	(44,593)	—	—	(44,593)
Balance at March 31, 2022	132,052	$2	$1,278,218	$(1,266)	$(439,044)	—	$—	$837,910
Exercise of common stock options	164	—	501	—	—	—	—	501
Issuance of common stock related to employee stock purchase plan	238	—	2,141	—	—	—	—	2,141
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(462)	—	(5,198)	—	—	—	—	(5,198)
Purchase of treasury stock	—	—	—	—	—	(312)	(3,525)	(3,525)
Retirement of common stock	(312)	—	(3,525)	—	—	312	3,525	—
Stock-based compensation	—	—	16,559	—	—	—	—	16,559
Other comprehensive loss	—	—	—	(2,055)	—	—	—	(2,055)
Net loss	—	—	—	—	(24,954)	—	—	(24,954)
Balance at June 30, 2022	132,845	$2	$1,288,696	$(3,321)	$(463,998)	—	$—	$821,379
Exercise of common stock options	39	—	163	—	—	—	—	163
Issuance of common stock related to RSU vesting	722	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(257)	—	(2,401)	—	—	—	—	(2,401)
Stock-based compensation	—	—	17,724	—	—	—	—	17,724
Other comprehensive loss	—	—	—	(1,972)	—	—	—	(1,972)
Net loss	—	—	—	—	(24,391)	—	—	(24,391)
Balance at September 30, 2022	133,349	$2	$1,304,182	$(5,293)	$(488,389)	—	$—	$810,502

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES:
Net loss	$(93,938)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138,641	97,084
Stock-based compensation	50,193	28,521
Impairment of intangible assets	3,320	—
(Gain) loss on disposal of property and equipment	(59)	78
Provision for doubtful accounts	(357)	217
Amortization of debt discount and issuance costs	5,092	3,223
Non-cash lease expense	1,340	1,825
Deferred income taxes	(1,626)	(91,540)
Unrealized foreign currency gains, net	(5,231)	(2,578)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	125,268	(92,131)
Prepaid expenses and other assets	(1,751)	(297)
Accounts payable and accrued expenses	(116,575)	113,795
Other liabilities	(472)	191
Net cash provided by operating activities	103,845	58,000
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,004)	(13,985)
Capitalized internal use software development costs	(11,177)	(8,525)
Mergers and acquisitions, net of cash acquired	(20,755)	(653,060)
Net cash used in investing activities	(49,936)	(675,570)
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	—	400,000
Proceeds from issuance of debt, net of debt discount	—	349,200
Payment for capped call options	—	(38,960)
Payment for debt issuance costs	—	(30,378)
Proceeds from exercise of stock options	1,771	8,747
Proceeds from issuance of common stock under employee stock purchase plan	2,141	1,154
Repayment of debt	(2,700)	(900)
Repayment of financing lease	(602)	—
Purchase of treasury stock	(15,663)	—
Taxes paid related to net share settlement	(11,859)	—
Payment of indemnification claims holdback	(1,409)	—
Net cash (used in) provided by financing activities	(28,321)	688,863
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,484)	(591)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,104	70,702
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	230,693	117,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$253,797	$188,433
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$253,552	$188,182
Restricted cash included in prepaid expenses and other current assets	245	—
Restricted cash included in other assets, non-current	—	251
Total cash, cash equivalents and restricted cash	$253,797	$188,433

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$4,356	$1,221
Cash paid for interest	$18,624	$7,671
Capitalized assets financed by accounts payable and accrued expenses	$10,195	$1,513
Capitalized stock-based compensation	$1,017	$956
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,542	$22,651
Purchase consideration - indemnification claims holdback	$2,293	$1,409
Common stock and options issued for mergers and acquisitions	$—	$495,591
Debt discount, non-cash	$—	$10,800

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2022, or for any future year.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, inflation, and recessionary concerns impacting the markets and communities in which the Company's clients operate, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of these factors on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and how quickly and to what extent normal economic and operating conditions can resume. During the nine months ended September 30, 2022, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
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
Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except per share data)
Basic and Diluted Loss Per Share:
Net loss	$(24,391)	$(24,319)	$(93,938)	$(388)
Weighted-average common shares outstanding	133,144	131,501	132,611	124,325
Weighted-average common shares outstanding used to compute net loss per share	133,144	131,501	132,611	124,325
Basic and diluted loss per share	$(0.18)	$(0.18)	$(0.71)	$—
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
Options to purchase common stock	1,280	4,116	1,985	4,712
Unvested restricted stock units	903	4,253	1,600	5,876
Unvested performance stock units	54	195	113	196
ESPP shares	49	11	23	49
Convertible Senior Notes	6,262	6,262	6,262	4,499
Total shares excluded from net loss per share	8,548	14,837	9,983	15,332

For the three and nine months ended September 30, 2022 and September 30, 2021, the Company excluded outstanding performance stock units (as described in Note 9) from the calculation of diluted net loss per share because they were anti-dilutive. As of September 30, 2022, the performance stock units granted during April 2020, April 2021, August 2021, and February 2022 had expected achievement levels of 53%, 0%, 0%, and 0%, respectively. As of September 30, 2021, the performance stock units granted during April 2020, April 2021, and August 2021 had expected achievement levels of 150%, 0%, and 0% respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three and nine months ended September 30, 2022 and September 30, 2021, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted loss per share because they were anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-

dilution adjustments in certain circumstances. As of September 30, 2022 and 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 6,261,560. Refer to Note 13—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
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
The following table presents our revenue recognized on a net basis and on a gross basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	(in thousands, except percentages)
Revenue:
Net basis	$116,999	80%	$105,866	80%	$330,015	82%	$258,236	84%
Gross basis	28,816	20	26,005	20	71,655	18	48,891	16
Total	$145,815	100%	$131,871	100%	$401,670	100%	$307,127	100%
The following table presents our revenue by channel for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	(in thousands, except percentages)
Channel:
CTV	$71,604	49%	$57,885	44%	$187,619	47%	$115,040	38%
Desktop	28,217	19	30,573	23	83,940	21	80,166	26
Mobile	45,994	32	43,413	33	130,111	32	111,921	36
Total	$145,815	100%	$131,871	100%	$401,670	100%	$307,127	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
United States	$113,851	$104,633	$310,870	$237,844
International	31,964	27,238	90,800	69,283
Total	$145,815	$131,871	$401,670	$307,127

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-

customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $0.8 million at September 30, 2022, and $3.5 million at December 31, 2021. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $0.3 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$871	$3,279	$3,475	$2,360
Allowance for doubtful accounts, merger and acquisition-assumed	—	425	—	835
Write-offs	(518)	(14)	(527)	(35)
Increase (decrease) in provision for expected credit losses	455	342	(2,227)	852
Recoveries of previous write-offs	—	—	87	20
Allowance for doubtful accounts, ending balance	$808	$4,032	$808	$4,032
During the three and nine months ended September 30, 2022, the provision for expected credit losses associated with accounts receivable increased by $0.5 million and decreased by $2.2 million, respectively, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.1 million and decreases of $1.9 million, respectively, which resulted in $0.3 million of bad debt expense and $0.4 million of bad debt recoveries, respectively. During the three and nine months ended September 30, 2021, the provision for expected credit losses associated with accounts receivable increased by $0.3 million and $0.9 million, respectively, and was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of an immaterial amount and $0.6 million, respectively, which resulted in $0.4 million and $0.2 million, respectively, of bad debt recoveries.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$208,172	$208,172	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2021:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,869	$7,869	$—	$—
At September 30, 2022 and December 31, 2021, cash equivalents of $208.2 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At September 30, 2022 and December 31, 2021, the Company had Convertible Senior Notes and its Term Loan B Facility (as defined in Note 13) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $304.1 million and $315.5 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of September 30, 2022 and December 31, 2021 and is classified as Level 2 in the fair value hierarchy. At September 30, 2022, the estimated fair value of the Company's Term Loan B Facility was $343.1 million and at December 31, 2021, the estimated fair value of the Company's Term Loan B Facility approximated the carrying value. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2022 and 2021.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accounts payable—seller	$845,460	$971,220
Accounts payable—trade	27,255	11,904
Accrued employee-related payables	14,870	16,230
Accrued holdback - indemnification claims	2,486	1,602
Total	$890,071	$1,000,956

Restricted cash was $0.2 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively, which was included within prepaid expenses and other current assets and other assets, non-current.
Note 6—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of September 30, 2022 and December 31, 2021 was $978.2 million and $969.9 million, respectively. The increase during the nine months ended September 30, 2022 was primarily a result of the Carbon Acquisition (see Note 7).

The Company’s intangible assets as of September 30, 2022 and December 31, 2021 included the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Amortizable intangible assets:
Developed technology	$390,136	$378,958
Customer relationships	136,000	173,950
In-process research and development	12,730	14,630
Non-compete agreements	900	2,270
Trademarks	900	1,400
Total identifiable intangible assets, gross	540,666	571,208
Accumulated amortization—intangible assets:
Developed technology	(131,493)	(75,850)
Customer relationships	(82,648)	(65,702)
In-process research and development	(3,154)	(1,250)
Non-compete agreements	(449)	(1,197)
Trademarks	(375)	(594)
Total accumulated amortization—intangible assets	(218,119)	(144,593)
Total identifiable intangible assets, net	$322,547	$426,615
Amortization of intangible assets for the three months ended September 30, 2022 and 2021 was $38.1 million and $42.2 million, respectively, and $115.3 million and $79.3 million for the nine months ended September 30, 2022 and 2021, respectively. During the first quarter of 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs in the nine months ended September 30, 2022, which was included within merger, acquisition, and restructuring costs in the condensed consolidated statement of operations.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2022:

Fiscal Year	Amount
(in thousands)
Remaining 2022	$34,369
2023	104,924
2024	87,294
2025	70,834
2026	24,695
Thereafter	431
Total	$322,547
The Company capitalizes costs related to arrangements for infrastructure as a service, platform as a service, and software as a service. As of September 30, 2022, $0.8 million of capitalized costs associated with these arrangements was included within prepaid expenses and other current assets and $0.7 million was included within other assets, non-current. As of December 31, 2021, $0.5 million of capitalized costs associated with these arrangements was included within prepaid expenses and other current assets and $0.7 million was included within other assets, non-current. The amortization of these agreements was immaterial for the three and nine months ended September 30, 2022 and 2021.

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
The following table summarizes the total purchase consideration (in thousands):

Cash Consideration	$31,136
SpotX initial cash investment in SpringServe	2,075
Fair value appreciation of SpotX purchase right	7,450
Indemnification claims - holdback	1,409
Total purchase consideration	$42,070
In 2020, SpotX made a minority investment of $2.1 million in SpringServe in conjunction with a strategic partnership agreement between the two companies, which included an option agreement to purchase SpringServe. At the time of Magnite's acquisition of SpotX, the fair value of SpotX's minority investment and purchase right were valued at a combined $7.5 million for a total minority investment and purchase right of $9.5 million. In connection with the SpringServe Acquisition, $1.4 million of the purchase price was held back to cover possible indemnification claims.
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
The Company finalized the purchase price allocation of SpringServe in the third quarter of 2022, resulting in no additional changes to the purchase price allocation and the full payment of the $1.4 million holdback liability. The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the SpringServe Acquisition as set forth below (in thousands):

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
Unaudited Pro Forma Information
The following table provides unaudited pro forma information as if the SpotX and SpringServe Acquisitions had been acquired by the Company as of January 1, 2020. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the SpotX and SpringServe Acquisitions occurred on January 1, 2020. The pro forma results do not include any anticipated cost synergies or other effects of the combined companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the SpotX and SpringServe Acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company. The table below excludes Nth Party as its impact on pro forma results were immaterial.

Nine Months Ended
September 30, 2021
(in thousands)
Pro Forma Revenue	$379,180
Pro Forma Net Loss	$(88,187)
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
Acquisition related costs associated with the Carbon Acquisition included in the "Merger, acquisition, and restructuring costs" in the Company's condensed consolidated statements of operations during the three and nine months ended September 30, 2022 were immaterial. In addition, Carbon's post-acquisition revenue and operating results on a standalone basis were immaterial.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.

The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Professional services (investment banking advisory, legal and other professional services)	$1,064	$917	$28,032
Personnel related (severance and one-time termination benefit costs)	1,312	1,227	6,176
Non-cash stock-based compensation (double-trigger acceleration and severance)	48	2,004	1,070
Impairment costs of abandoned technology	—	3,320	—
Loss contracts (lease related)	—	—	2,500
Total merger, acquisition, and restructuring costs	$2,424	$7,468	$37,778

During the three and nine months ended September 30, 2022 and 2021, the Company incurred costs of zero and $7.5 million, respectively, and $2.4 million and $37.8 million, respectively, primarily related to restructuring expenses and costs associated with the acquisitions of SpotX and SpringServe.
Accrued restructuring costs related to mergers and acquisitions were $1.4 million and $2.7 million at September 30, 2022 and December 31, 2021, respectively, and were primarily related to the SpotX Acquisition, the SpringServe Acquisition, and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to the assumed loss contracts are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued restructuring costs at December 31, 2021	$2,742
Restructuring costs, personnel related and non-cash stock-based compensation	3,231
Restructuring costs, impairments	3,320
Cash paid for restructuring costs	(2,571)
Non-cash impairments	(3,320)
Non-cash stock-based compensation	(2,004)
Accrued restructuring costs at September 30, 2022	$1,398

Note 9—Stock-Based Compensation
In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the Merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); the 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). All compensatory equity awards outstanding at September 30, 2022 were issued pursuant to the 2014 Equity Incentive Plan, the nToggle Plan, the Telaria Plan, the 2008 Stock Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units that vest based on continuous service ("RSUs"), and restricted stock units that include performance criteria (“performance stock units” or "PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2022 included 0.4 million awards that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. No further awards were granted under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were granted under the 2007 Stock Incentive Plan since the IPO. Available shares under the nToggle Plan and the Telaria Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 14,322,384 shares remained available for future grants at September 30, 2022 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2021	5,129	$7.25
Granted	699	$13.90
Exercised	(514)	$3.45
Expired	(391)	$5.72
Forfeited	(123)	$12.27
Outstanding at September 30, 2022	4,800	$8.62	5.7 years	$6,100
Exercisable at September 30, 2022	3,583	$6.87	4.8 years	$5,556
The total intrinsic value of options exercised during the nine months ended September 30, 2022 was $4.6 million. At September 30, 2022, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $9.4 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total fair value of options vested during the nine months ended September 30, 2022 was $4.4 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the nine months ended September 30, 2022 was $8.93 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expected term (in years)	N/A	5.0	5.0	5.0
Risk-free interest rate	N/A	0.90%	1.63%	0.88%
Expected volatility	N/A	79%	79%	79%
Dividend yield	N/A	—%	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2021	6,634		$18.39
Granted	7,368		$13.43
Canceled	(1,362)		$15.71
Vested and released	(2,670)		$15.83
Restricted stock units outstanding at September 30, 2022	9,970		$15.78
Restricted stock units outstanding and unvested*	9,952	*	$15.79
*At September 30, 2022, outstanding restricted stock units included 18,436 units that were vested but deferred.
The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2022 was $13.43. The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2022 was $30.3 million. At September 30, 2022, the intrinsic value of unvested restricted stock units was $65.4 million. At September 30, 2022, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $135.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Performance Stock Units
In April 2020, April 2021, and February 2022, the Company granted the Company's CEO 146,341, 26,291, and 86,806 performance stock units that vest based on share price metrics tied to total shareholder return over a three-year period with a fair value of $0.9 million, $1.4 million, and $1.5 million, respectively. The grant date fair value per share of these grants was $6.15, $52.49, and $17.28, respectively, which was estimated using a Monte-Carlo lattice model. At September 30, 2022, the Company had unrecognized employee stock-based compensation expense for the April 2020, April 2021, and February 2022 grants of approximately $0.2 million, $0.7 million, and $1.2 million, which is expected to be recognized over the remaining 0.5 years, 1.5 years, and 2.3 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.
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
The fair value of each of the Performance Tranches was $3.0 million, $2.8 million, and $2.6 million, respectively, and have a grant date fair value per share of restricted stock of $23.94, $21.93, and $20.30, respectively, which was estimated using a Monte-Carlo lattice model. At September 30, 2022, the Company had unrecognized employee stock-based compensation expense of approximately $1.9 million, $2.0 million, and $2.0 million, which is expected to be recognized over the remaining 1.9 years, 2.9 years, and 3.9 years, respectively. Between 0% and 100% of the performance stock units will vest on each of the tranche dates.
During the three months ended September 30, 2022 and 2021, the Company recognized $0.9 million and $0.4 million, respectively, of stock-based compensation related to these performance stock units. During the nine months ended September 30, 2022 and 2021, the Company recognized $2.6 million and $0.7 million, respectively, of stock-based compensation related to these performance stock units. Stock-based compensation expense for these awards is based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
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
As of September 30, 2022, the Company has reserved 4,018,635 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
Cost of revenue	$424	$278	$1,191	$530
Sales and marketing	5,491	4,583	16,257	10,426
Technology and development	6,576	3,828	16,645	8,195
General and administrative	4,911	3,087	14,096	8,299
Merger, acquisition, and restructuring costs	—	48	2,004	1,071
Total stock-based compensation expense	$17,402	$11,824	$50,193	$28,521

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
The Company recorded an income tax benefit of $0.4 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively, and an income tax benefit of $2.5 million and $92.2 million for the nine months ended September 30, 2022 and 2021, respectively. The tax benefit for the three and nine months ended September 30, 2022 is primarily the result of recognizing the benefit of DTAs previously subject to the domestic valuation allowance and the foreign income tax provision. The tax benefit for the three and nine months ended September 30, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The net deferred tax liabilities recorded in connection with the prior year acquisitions and our current year taxable income provided additional sources of taxable income to support the realizability of pre-existing DTAs. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA includes a new corporate alternative minimum tax (the “Corporate AMT”) of 15% on the adjusted financial statement income (the “AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for tax years beginning after December 31, 2022 and is not expected to impact the Company. Additionally, the IRA imposes an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. The impact of this latter provision to the Company will be dependent upon the extent of share repurchases made in future periods.
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
There was no material change to the Company's unrecognized tax benefits in the nine months ended September 30, 2022 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
For the three months ended September 30, 2022 and 2021, the Company recognized $5.9 million and $4.9 million, respectively, and $17.0 million and $15.7 million during the nine months ended September 30, 2022 and 2021, respectively, of lease expense under ASC 842, which included operating lease expenses associated with leases included in the lease liability and right of use ("ROU") asset on the condensed consolidated balance sheets. For short-term leases not included in the Company's ROU asset and lease liability balances, the Company recognized $0.3 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively, of lease expense. In addition, the Company recognized $15.1 million and $9.9 million during the three months ended September 30, 2022 and 2021, respectively, and $39.3 million and $24.6 million during the nine months ended September 30, 2022 and 2021, respectively, of variable and cloud-based services expense related to data centers that are not included in the ROU asset or lease liability balances.
The Company also received rental income of $1.3 million and $1.0 million for real estate leases for which it subleases the property to third parties during the three months ended September 30, 2022 and 2021, respectively, and $3.9 million and $3.3 million during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, a weighted average discount rate of 5.83% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 5.9 years as of September 30, 2022.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of September 30, 2022 (in thousands):

Fiscal Year
Remaining 2022	$6,183
2023	22,676
2024	19,806
2025	12,057
2026	9,976
Thereafter	28,164
Total lease payments (undiscounted)	98,862
Less: imputed interest	(15,122)
Lease liabilities—total (discounted)	$83,740

In addition to the lease liabilities included in these condensed consolidated financial statements at September 30, 2022, during the nine months ended September 30, 2022, the Company entered into agreements for office space and data centers that have not commenced as of September 30, 2022; therefore, they are not included in the lease liability on the balance sheet as of September 30, 2022. The Company has future commitments totaling $6.8 million with a weighted average term of 3.2 years.
Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of September 30, 2022 and December 31, 2021, the Company had $5.3 million and $5.1 million, respectively, of letters of credit associated with office leases available for borrowing, of which there were no outstanding borrowings as of either date.

In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers that are not included in the Company's lease liability obligations and ROU assets. As of September 30, 2022, the Company's outstanding non-cancelable contractual obligations with a remaining term of one year or longer consist of the following (in thousands):

Fiscal Year
Remaining 2022	$808
2023	7,509
2024	5,478
2025	1,177
Total	$14,972

Additionally, as of September 30, 2022, the Company has an agreement for third-party cloud-managed services containing commitments that are variable in nature. Under this agreement, the Company has a non-cancelable minimum spend commitment from July 2023 to June 2025 based on actual spend, as defined in the agreement, with the third-party provider from July 2022 to June 2023. The estimated non-cancelable minimum obligation for July 2023 to June 2025 is $21 million based on spend in the three months ended September 30, 2022. Per the agreement, the commitment from July 2023 to June 2025 will generally increase as the amount of spend during the period from July 2022 to June 2023 increases. Because the Company expects to continue to spend under this agreement through June 2023, the Company also expects that the minimum future commitment will increase as a result of the higher level of spend.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2022. However, based on management’s knowledge as of September 30, 2022, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Convertible Senior Notes	$400,000	$400,000
Less: Unamortized debt issuance cost	(7,927)	(9,643)
Net	392,073	390,357
Term Loan B Facility	355,500	358,200
Less: Unamortized discount and debt issuance cost	(21,896)	(24,934)
Net	333,604	333,266
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$722,077	$720,023
Maturities of the principal amount of the Company's long-term debt as of September 30, 2022 are as follows (in thousands):

Fiscal Year
Remaining 2022	$900
2023	3,600
2024	3,600
2025	3,600
2026	403,600
Thereafter	340,200
Total	$755,500
Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $1.6 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. In addition, amortization of deferred financing costs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Deferred financing costs are included within prepaid expenses and other current assets and other assets, non-current assets.

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
The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Senior Notes are presented net of issuance costs on the Company's condensed consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Senior Notes and are included in interest expense and amortization of debt discount in the accompanying condensed consolidated statements of operations. The following table sets forth interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2022 and 2021 (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest expense	$250	$250	$750	$536
Amortization of debt issuance costs	572	572	1,716	1,227
Total interest expense	$822	$822	$2,466	$1,763
Effective interest rate	0.82%	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2022 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2022	$572
2023	2,288
2024	2,288
2025	2,288
2026	491
Total	$7,927

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of September 30, 2022, the contractual interest rate related to the Term Loan B Facility was 8.17%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of September 30, 2022, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on an annual calculation of cumulative free cash flow

("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended September 30, 2022.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At September 30, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
The following table summarizes the amount outstanding under the Term Loan B Facility at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Term Loan B Facility	$355,500	$358,200
Unamortized debt discounts	(8,552)	(9,738)
Unamortized debt issuance costs	(13,344)	(15,196)
Debt, net of debt issuance costs	$333,604	$333,266
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
The following table sets forth interest expense related to the Term Loan B Facility for the three and nine months ended September 30, 2022 and 2021 (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest expense	$6,052	$5,290	$16,472	$8,798
Amortization of debt discount	394	399	1,186	664
Amortization of debt issuance costs	616	622	1,852	1,036
Total interest expense	$7,062	$6,311	$19,510	$10,498
Effective interest rate	7.93%	7.00%	7.28%	7.00%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2022 through 2028 is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2022	$394	$614
2023	1,564	2,441
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
Thereafter	1,998	3,116
Total	$8,552	$13,344

Note 14—Subsequent Events

In December 2021, the Company's Board of Directors approved a share repurchase program (the "Program") under which the Company was authorized to purchase up to $50.0 million of its common stock from December 10, 2021 through December 10,

2022. On November 4, 2022, the Board of Directors approved an extension of the Program through December 15, 2023. Subsequent to September 30, 2022, the Company has not repurchased additional shares through the Program, of which approximately $28.3 million remain available for future repurchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), the acquisition of SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition"), and the merger with Telaria, Inc. ("Telaria," and such merger the "Telaria Merger"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning the potential impacts of the COVID-19 pandemic on our business operations, financial condition, and results of operations and on the world economy; statements concerning macroeconomic conditions, including inflation, supply chain issues or the occurrence of a recession, or concerns related thereto; our anticipated financial performance; key strategic objectives; industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings; the impact of our traffic shaping technology on our business; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business faces include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the Telaria Merger, SpotX Acquisition, SpringServe Acquisition, and other acquisitions;
•the impact of macroeconomic challenges on the advertising marketplace, including as a result of global conflict, inflation, supply chain issues, the occurrence of a recession, or concerns relating to the foregoing;
•the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments;
•CTV spend on our platform may grow more slowly than we expect if industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•the growing percentage of digital advertising spend captured by closed “walled gardens” (such as Google, Facebook, Microsoft, Comcast, and Amazon);
•we may be unsuccessful in our supply path optimization efforts;
•our ability to introduce new offerings and bring them to market in a timely manner, and otherwise adapt in response to client demands and industry trends;
•uncertainty of our estimates and expectations associated with new offerings, including the CTV ad server product that we acquired in the SpringServe Acquisition and our developing identity solutions;
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
•the effects of consolidation in the ad tech industry or among our media clients;
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
On July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for CTV. SpringServe's ad serving technology manages multiple aspects of video advertising, including for CTV publishers, across both programmatic and direct-sold inventory, including forecasting, routing, customized ad experiences and ad formats, and advanced podding logic. The integration of SpringServe’s ad serving technology with our existing programmatic SSP capabilities provides CTV publishers a holistic yield management solution that dynamically allocates between direct-sold and programmatic inventory to drive value.
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
Our global workforce maintained a work-from-home policy from March 2020 through April 2022 and, in most of our locations, have since returned to offices on a hybrid basis. We have approached our return with caution to prioritize the safety and health of our employees, and continue to monitor best practices and guidance. We believe our employees were able to work productively during the time period in which our global offices were shut down and will continue to do so in office. However, to the extent we must extend work from home requirements, or that work patterns are permanently altered, it is unclear how productivity may be impacted in the long-term.
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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from our SpringServe ad server and Demand Manager header-bidding product, where fees are generally based on the number of impressions processed. In addition, we may receive certain fixed monthly fees for the use of our platforms or products.
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
Automation of Buying and Selling
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic advertising allows buyers and sellers to transact on an impression-by-impression basis through the use of real-time bidding technology, and allows for the use of advanced data and identity solutions to better target ad campaigns. Programmatic transactions include open auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. Programmatic is the dominant method of transacting for desktop and mobile inventory and has continued to grow as a percentage of CTV advertising, which represents a substantial majority of how CTV inventory is currently sold.
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. As the number of CTV channels continues to proliferate, we believe that ad-supported models or hybrid models that rely on a combination of subscription fees and advertising revenue will continue to gain traction. In turn, we believe brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Furthermore, as the CTV market continues to mature, we believe that a greater percentage of CTV advertising inventory will be sold programmatically, similar to trends that occurred in desktop and mobile. As such, we expect CTV to be a significant driver of our revenue growth for the foreseeable future. We expect the acquisitions of SpotX and SpringServe to further fuel this growth.
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
In addition to the GDPR and UK GDPR, a number of new privacy regulations will or have already come into effect. The California legislature passed the California Consumer Privacy Act ("CCPA") in 2018, which became effective January 1, 2020. This law imposes new obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. Certain requirements remain unclear due to ambiguities in the drafting of or incomplete guidance. Adding to the uncertainty facing the ad tech industry, a new law, titled the California Privacy Rights Act ("CPRA"), which will take effect in January 2023, will cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. In addition, other privacy bills have been introduced at both the state and federal level and certain international territories are imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
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
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We have been able to offset some of these increases through cost saving activities and the achievement of acquisition synergies. Initially, we targeted in excess of $35 million in run rate operating cost synergies, over a two-year period, from the SpotX Acquisition, and have made significant progress towards this goal. Due to the evolving nature of our business since the acquisition we are no longer tracking synergies as a discrete cost saving activity. As part of our integration efforts, we are in the process of consolidating our legacy CTV and SpotX CTV platforms, including the migration of clients to the unified platform.
The SpringServe Acquisition, which we completed in July 2021, expanded our video and CTV offering to include ad server functionality in addition to our programmatic SSP capabilities. The SpringServe ad server manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher, including forecasting, routing, customized ad experiences and ad formats, and advanced podding logic. Combined with our SSP, the SpringServe ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. This is of particular importance for CTV publishers, who still sell a large percentage of their inventory through their direct sales team. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
Impact of COVID-19 Pandemic and Other Macroeconomic Developments
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. Accordingly, our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, inflation and recessionary concerns impacting the markets and communities in which our clients operate.
In response to the COVID-19 pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. We believe the negative impact on our revenue from the COVID-19 pandemic has largely subsided, although we did experience some negative impacts due to pandemic-related supply chain disruptions during the first half of 2022. More recently, our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, global hostilities, recession, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn led to reduced ad spend through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
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
Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from our SpringServe ad server and Demand Manager header-bidding product, where fees are generally based on the number of impressions processed. In addition, we may receive certain fixed monthly fees for the use of our platforms or products. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Following the SpotX Acquisition, the percentage of our revenue reported on a gross basis increased significantly compared to pre-acquisition periods. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the three and nine months ended September 30, 2022, our revenue reported on a gross basis was 20% and 18% of total revenue, respectively, and for the three and nine months ended September 30, 2021, our revenue reported on a gross basis was 20% and 16% of total revenue, respectively. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Provision (Benefit) for Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets ("DTAs") and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions.

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Nine Months Ended		Change %
	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
	(in thousands)			(in thousands)
Revenue	$145,815	$131,871	11%	$401,670	$307,127	31%
Expenses (1)(2):
Cost of revenue	71,753	63,541	13%	196,150	134,823	45%
Sales and marketing	49,848	52,260	(5)%	151,675	118,122	28%
Technology and development	25,134	21,059	19%	71,214	53,436	33%
General and administrative	20,235	16,535	22%	59,405	47,673	25%
Merger, acquisition, and restructuring costs	—	2,424	(100)%	7,468	37,778	(80)%
Total expenses	166,970	155,819	7%	485,912	391,832	24%
Loss from operations	(21,155)	(23,948)	12%	(84,242)	(84,705)	1%
Other expense, net	3,671	5,079	(28)%	12,240	7,920	55%
Loss before income taxes	(24,826)	(29,027)	14%	(96,482)	(92,625)	(4)%
Benefit for income taxes	(435)	(4,708)	(91)%	(2,544)	(92,237)	(97)%
Net loss	$(24,391)	$(24,319)	—%	$(93,938)	$(388)	NM

NM Not meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
Cost of revenue	$424	$278	$1,191	$530
Sales and marketing	5,491	4,583	16,257	10,426
Technology and development	6,576	3,828	16,645	8,195
General and administrative	4,911	3,087	14,096	8,299
Merger, acquisition, and restructuring costs	—	48	2,004	1,071
Total stock-based compensation expense	$17,402	$11,824	$50,193	$28,521

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
Cost of revenue	$27,455	$24,764	$80,639	$52,108
Sales and marketing	18,759	23,569	56,815	44,037
Technology and development	240	190	697	468
General and administrative	161	179	490	471
Total depreciation and amortization expense	$46,615	$48,702	$138,641	$97,084

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	100%	100%	100%	100%
Cost of revenue	49	48	49	44
Sales and marketing	34	39	38	39
Technology and development	17	16	18	17
General and administrative	14	13	15	16
Merger, acquisition, and restructuring costs	—	2	2	12
Total expenses	115	118	121	128
Loss from operations	(15)	(18)	(21)	(28)
Other expense, net	3	4	3	2
Loss before income taxes	(17)	(22)	(24)	(30)
Benefit for income taxes	—	(4)	(1)	(30)
Net loss	(17)%	(18)%	(23)%	—%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
    Revenue
Revenue increased $13.9 million, or 11%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our revenue growth was driven primarily by growth in CTV, which increased by $13.7 million, or 24%, and mobile, which increased by $2.6 million, or 6%. These increases were partially offset by a decline in revenue from desktop of $2.4 million, or 8%.
Revenue increased $94.5 million, or 31%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to the inclusion in 2022 of full period results from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021, in addition to increases driven by growth in CTV and mobile. Revenue from CTV and mobile increased by $72.6 million, or 63%, and $18.2 million, or 16%, respectively. On a pro forma basis, including SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 6% for the nine months ended September 30, 2022 compared to the prior year.
We expect our revenue will increase year-over-year in the fourth quarter of 2022. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. We believe that contributions to revenue from reserve auctions, in particular with respect to CTV which is largely transacted on a reserved basis, will continue to grow as a percentage of our total revenue. In general, we expect this shift will have a positive impact on our revenue due to both an increase in the volume of transactions and average CPM, despite the fact that reserve auctions generally carry a lower take rate compared to open auction transactions.
Our business is dependent in part on the overall health of the advertising market. Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the economic impact of the COVID-19 pandemic and other macroeconomic challenges, such as another pandemic or health crisis, geopolitical events (including the conflict in Ukraine), and other macroeconomic factors like labor shortages, supply chain disruptions, recessionary concerns, and inflation impacting the markets and communities in which we operate. If economic conditions were to deteriorate further, we would likely experience a negative impact on our future revenue trends, and the magnitude of this impact is difficult to predict depending on the scope and duration of any recession. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to these risks.
Cost of Revenue
Cost of revenue increased $8.2 million, or 13%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to revenue growth. Compared to the prior year period, cost of revenue included increases of $5.6 million in data and bandwidth expenses and $2.7 million in depreciation and amortization.

For the nine months ended September 30, 2022, costs of revenue increased $61.3 million, or 45%, compared to the prior year period, primarily due to the inclusion in 2022 of full period results from the SpotX Acquisition, which was completed on April 30, 2021, and revenue growth. Compared to the prior year period, cost of revenue included increases of $28.5 million in depreciation and amortization, $17.9 million in data and bandwidth expenses, and $10.9 million in traffic acquisition costs driven by the increases in revenue reported on a gross basis as a result of the SpotX Acquisition.
Our cost of revenue will continue to increase year-over-year in the fourth quarter of 2022 in absolute dollars primarily due to the expected increase in the size of our operations, including increases in hosting costs and other expenses to support the growth of our business.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses decreased $2.4 million, or 5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Compared to the prior year period, sales and marketing expenses included decreases of $4.8 million related to depreciation and amortization primarily due to certain acquired intangible assets becoming fully amortized earlier in 2022. The decreases were partially offset by increases of $1.3 million related to travel and industry events due to the lifting of travel restrictions during the year.
For the nine months ended September 30, 2022, sales and marketing expenses increased $33.6 million, or 28%, compared the prior year period, primarily due to the addition of headcount from the SpotX Acquisition and the amortization of acquired intangible assets and other assets associated with the transaction. Compared to the prior year period, sales and marketing expenses included increases of $14.7 million related to personnel expenses and $12.8 million related to depreciation and amortization. Additionally, the change in sales and marketing expenses included increases of $2.8 million related to travel and industry events for the same reason above.
We expect sales and marketing expenses to decrease year-over-year in the fourth quarter of 2022 in absolute dollars primarily due to decreases in amortization of acquired intangible assets, which we expect to be partially offset by increases in personnel costs as a result of new hiring to support our revenue growth and increases in event, travel and entertainment expenses.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $4.1 million, or 19%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to increases of $2.8 million in personnel costs as a result of increased headcount.
For the nine months ended September 30, 2022, technology and development expenses increased $17.8 million, or 33%, compared to the prior year period, due primarily to increases of $15.1 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
We expect technology and development expenses to increase year-over-year in the fourth quarter of 2022 in absolute dollars primarily due to increases in compensation expense and increases in event, travel and entertainment expenses.
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
General and Administrative
General and administrative expenses increased $3.7 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increases of $2.6 million in personnel expenses due to increases in compensation expense driven by a more competitive labor market.
For the nine months ended September 30, 2022, general and administrative expenses increased $11.7 million, or 25%, compared to the prior year period, primarily due to increases of $7.6 million in personnel expenses mainly due to a more competitive labor market, increases of $1.6 million in facilities related expenses due to return to office work environment, and increases of $1.5 million in business insurance and taxes.

We expect general and administrative expenses to increase year-over-year in the fourth quarter of 2022 in absolute dollars primarily due to the additional costs for a return to office work environment, new office leases, and increases in event, travel and entertainment expenses.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs decreased $2.4 million, or 100%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. There were no merger, acquisition, and restructuring costs incurred in the three months ended September 30, 2022. Costs incurred during the three months ended September 30, 2021 of $2.4 million were primarily due to the SpotX Acquisition, which was completed on April 30, 2021, which included investment banking advisory, legal, and other professional services fees, one-time cash-based employee termination benefit costs, and non-cash stock-based compensation expense associated with equity accelerations due to severance benefits.
Merger, acquisition, and restructuring costs decreased by $30.3 million, or 80%, for the nine months ended September 30, 2022 compared to the prior year period. Costs incurred during the nine months ended September 30, 2022 of $7.5 million were primarily due to restructuring activities from the SpotX Acquisition, which included $3.3 million of impairment costs associated with abandoned technology, $2.0 million non-cash stock-based compensation expense associated with the acceleration of unvested equity awards, and $1.2 million of one-time cash-based employee termination costs. Costs incurred during the nine months ended September 30, 2021 of $37.8 million were primarily due to the SpotX Acquisition as well as facility closure costs associated with office space restructuring activities.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)		(in thousands)
Interest expense, net	$7,016	$7,280	$21,273	$12,595
Other income	(1,369)	(955)	(3,991)	(3,317)
Foreign exchange gain, net	(1,976)	(1,246)	(5,042)	(1,358)
Total other expense, net	$3,671	$5,079	$12,240	$7,920
Interest expense, net decreased $0.3 million during the three months ended September 30, 2022 compared to the same period in the prior year primarily due to increases of interest income of $1.0 million offset by increases of interest expense of $0.7 million.
Interest expense, net increased $8.7 million during the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021, and interest expense associated with the Convertible Senior Notes (defined below), which the Company entered into during March 2021. The increase in interest expense was partially offset by increases of interest income of $1.0 million.
We do not expect interest expense, net to significantly change year-over-year in the fourth quarter of 2022 as interest expense on Convertible Senior Notes are not dependent on changing interest rates, and although interest expense on our Term Loan B Facility will increase as the underlying borrowing rates have increased in response to changes in monetary policy, we expect this to be largely offset by an increase in interest income generated from cash equivalents and short-term investments.
Foreign exchange gain, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign exchange gain, net during the three and nine months ended September 30, 2022 was primarily due to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar.
Provision (Benefit) for Income Taxes
    We recorded an income tax benefit of $0.4 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively, and an income tax benefit of $2.5 million and $92.2 million for the nine months ended September 30, 2022 and 2021, respectively. The tax benefit for the three and nine months ended September 30, 2022 is primarily the result of recognizing the benefit of DTAs previously subject to the domestic valuation allowance and the foreign income tax provision. The tax benefit for the three and nine months ended September 30, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The net deferred tax liabilities recorded in connection with the prior year acquisitions and our current year taxable income provided sources of taxable income to support the realizability of pre-existing DTAs. We continue to maintain a partial valuation allowance for our domestic DTAs.

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

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Change Favorable/ (Unfavorable)	September 30, 2022	September 30, 2021	Change Favorable/ (Unfavorable)
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$145,815	$131,871	11%	$401,670	$307,127	31%
Revenue ex-TAC	127,650	114,064	12%	357,998	274,356	30%
Gross profit	74,062	68,330	8%	205,520	172,304	19%
Net loss	(24,391)	(24,319)	—%	(93,938)	(388)	(24,111)%
Adjusted EBITDA	44,400	39,966	11%	114,562	81,121	41%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Change %	September 30, 2022	September 30, 2021	Change %
	(in thousands)			(in thousands)
Revenue	$145,815	$131,871	11%	$401,670	$307,127	31%
Less: Cost of revenue	71,753	63,541	13%	196,150	134,823	45%
Gross Profit	74,062	68,330	8%	205,520	172,304	19%
Add back: Cost of revenue, excluding TAC	53,588	45,734	17%	152,478	102,052	49%
Revenue ex-TAC	$127,650	$114,064	12%	$357,998	$274,356	30%

We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Revenue ex-TAC by channel:

	Revenue ex-TAC
	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Change %	September 30, 2022	September 30, 2021	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$55,761	$43,142	29%	$150,180	$89,382	68%
Desktop	27,155	29,192	(7)%	80,819	76,566	6%
Mobile	44,734	41,730	7%	126,999	108,408	17%
Total	$127,650	$114,064	12%	$357,998	$274,356	30%

Revenue ex-TAC increased $13.6 million, or 12%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in Revenue ex-TAC was primarily due to growth in CTV and mobile. This was partially offset by a 7% year-over-year decline in our desktop business.
Revenue ex-TAC increased $83.6 million, or 30%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in Revenue ex-TAC was primarily due to incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021, and growth in CTV and mobile.
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
•Adjusted EBITDA does not reflect non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets, merger, acquisition, or restructuring related severance costs, and changes in the fair value of contingent consideration.
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(24,391)	$(24,319)	$(93,938)	$(388)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	8,548	6,518	23,293	17,771
Amortization of acquired intangibles	38,067	42,184	115,348	79,313
Stock-based compensation expense	17,402	11,824	50,193	28,521
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	2,376	5,464	36,707
Non-operational real estate expense, net	169	57	515	197
Interest expense, net	7,016	7,280	21,273	12,595
Foreign exchange gain, net	(1,976)	(1,246)	(5,042)	(1,358)
Benefit for income taxes	(435)	(4,708)	(2,544)	(92,237)
Adjusted EBITDA	$44,400	$39,966	$114,562	$81,121
Adjusted EBITDA increased by $4.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increases in revenue, which are discussed in section "Comparison of the Three and Nine Months Ended September 30, 2022 and 2021."
Adjusted EBITDA increased by $33.4 million during the nine months ended September 30, 2022, primarily due to incremental revenue growth from the SpotX Acquisition and organic growth.
We expect Adjusted EBITDA to continue to increase through the remainder of 2022 as compared to the same period in the prior year as a result of continued growth in revenue and ongoing operating leverage.

Liquidity and Capital Resources
Liquidity
As of September 30, 2022, we had cash and cash equivalents of $253.6 million, of which $40.2 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $755.5 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility (as defined below), of which approximately $5.3 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest and required principal payments on our Convertible Senior Notes and Term Loan B Facility, taxes paid related to net share settlement associated with vesting of stock-based compensation awards, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the evolving conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate and the factors set forth in Part II, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At September 30, 2022, the balance of the Convertible Senior Notes was $392.1 million, net of unamortized debt issuance costs of $7.9 million. Accrued interest for the Convertible Senior Notes at September 30, 2022 was immaterial.
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
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX

Acquisition and related transactions and for general corporate purposes. At September 30, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Term Loan B Facility at September 30, 2022 was $0.7 million.
In December 2021, the Board of Directors approved a share repurchase program, under which the company is authorized to purchase up to $50.0 million of its common stock from December 10, 2021 through December 10, 2022. The repurchase program allows the company to repurchase its common stock using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. Approximately $28.3 million remained available for purchase under this share repurchase program as of September 30, 2022. On November 4, 2022, the Board of Directors approved an extension of the share repurchase program through December 15, 2023.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Cash flows provided by operating activities	$103,845	$58,000
Cash flows used in investing activities	(49,936)	(675,570)
Cash flows (used in) provided by financing activities	(28,321)	688,863
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,484)	(591)
Change in cash, cash equivalents and restricted cash	$23,104	$70,702
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
For the nine months ended September 30, 2022, net cash provided by operating activities was $103.8 million compared to net cash provided by operating activities of $58.0 million for the nine months ended September 30, 2021. Our operating activities included our net loss of $93.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, which were offset by non-cash adjustments of $191.3 million and $36.8 million, respectively. Net changes in our working capital resulted in increases of $6.5 million and $21.6 million in cash provided by operating activities for the nine months ended September 30, 2022 and September 30, 2021, respectively. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
    Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, capital expenditures in support of creating and enhancing our technology infrastructure, and investments in, and maturities of, available-for-sale securities. Purchases of property and equipment and investments in internal use software development may vary from period-

to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. We anticipate investment in internal use software development to slightly increase compared to past years' investment levels as we continue to innovate new solutions on our platform. As the business continues to grow, we expect our investment in property and equipment to increase compared to 2021. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year. We expect those trends to continue, with higher levels of property and equipment spend in the latter half of this year compared to the first half of the year. Investments in, and maturities of, available-for-sale securities and acquisitions of businesses vary from period-to-period.
During the nine months ended September 30, 2022 and 2021, our investing activities used net cash of $49.9 million and $675.6 million, respectively. During the nine months ended September 30, 2022 and 2021, we used cash for purchases of property and equipment of $18.0 million and $14.0 million, respectively, and used cash for investments in our internally developed software of $11.2 million and $8.5 million, respectively. The nine months ended September 30, 2022 and 2021 included net cash used of $20.8 million to acquire Carbon and $653.1 million to acquire SpotX and SpringServe, respectively.
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
For the nine months ended September 30, 2022 and 2021, net cash used by financing activities was $28.3 million compared to net cash provided by financing activities of $688.9 million, respectively. Cash outflows from financing activities for the nine months ended September 30, 2022 included $15.7 million payment related to share repurchases, $11.9 million for taxes paid related to net share settlement of stock-based awards, and $2.7 million repayment of our Term Loan B. The outflows were partially offset by cash proceeds from issuance of common stock from the employee stock purchase plan of $2.1 million and cash proceeds from stock options exercised of $1.8 million.
Cash inflows from financing activities for the nine months ended September 30, 2021 included $400.0 million in net proceeds from our Convertible Senior Notes offering, $349.2 million in net proceeds from our Term Loan B Facility, cash proceeds from stock options exercised of $8.7 million, and $1.2 million cash proceeds from issuance of common stock from the employee stock purchase plan. These increases were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Notes offering, debt issuance cost payments of $30.4 million, and $0.9 million repayment of our Term Loan B.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2022 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 12 - "Commitments Contingencies."
Contractual Obligations and Known Future Cash Requirements
As of September 30, 2022, our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York, and offices in Los Angeles, California, operating lease agreements, including data centers, cloud hosting services that expire at various times through 2032, and indemnification holdback associated with the Carbon acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at September 30, 2022 (in thousands):

	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of September 30, 2022	$6,183	$22,676	$19,806	$12,057	$9,976	$28,164	$98,862
Obligations for leases not included in Lease liabilities as of September 30, 2022	299	2,096	2,244	1,931	88	107	6,765
Convertible Senior Notes	—	—	—	—	400,000	—	400,000
Interest, Convertible Senior Notes	—	1,000	1,000	1,000	500	—	3,500
Term Loan B (1)	900	3,600	3,600	3,600	3,600	340,200	355,500
Interest, Term Loan B (2)	8,085	29,273	29,054	28,676	28,378	37,321	160,787
Operating sublease income	(1,262)	(4,926)	(4,767)	(1,751)	(260)	—	(12,966)
Other non-cancelable obligations	1,001	9,802	5,478	1,177	—	—	17,458
Total	$15,206	$63,521	$56,415	$46,690	$442,282	$405,792	$1,029,906
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that may be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 8.17%, which was the rate as of September 30, 2022 for the associated Term Loan B Facility.
Obligations for leases not included in the lease liabilities as of September 30, 2022 include commitments under agreements for office space and data centers that have not commenced as of September 30, 2022.
Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year as of September 30, 2022 and indemnification holdback obligations associated with acquisitions. Other non-cancelable obligations above excludes a variable commitment from an agreement for third-party cloud-managed services. The variable commitment begins in July 2023 and ends in June 2025. The future obligation under this agreement will be based on actual spend, as defined in the agreement, with the third-party provider from July 2022 through June 2023. We estimate the future minimum annual obligation to be between $40 million and $50 million in each twelve-month period.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2022.
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
We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate has now reset above the floor on such underlying interest rate. The fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors increases relative to when the loans were issued. As of September 30, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. The annualized impact to interest expense for each 100 basis points increase above the LIBOR Floor on our Term Loan B Facility is approximately $3.6 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower than $3.6 million depending on the timing and magnitude of such rate changes relative to our LIBOR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment opportunities and policy relative to our overall objectives.
With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance existing debt or raise new debt in the future, and the prevailing cost or terms for that debt differs from terms in our current debt agreements.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2022, including intercompany balances, would result in a foreign currency loss of approximately $6.5 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Inflation Risk
We do not believe that cost inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. This risk of cost inflation is distinct from the risk that inflation throughout the broader economy could lead to reduced ad spend and indirectly harm our business, financial condition, and results of operations. For a discussion of the indirect results of inflation on our business, see "Impact of COVID-19 Pandemic and Other Macroeconomic Developments."

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2022. However, based on our knowledge as of September 30,

2022, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
There are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of the COVID-19 pandemic and other macroeconomic challenges, such as another pandemic or health crisis, geopolitical events (including the conflict in Ukraine), and other macroeconomic factors like labor shortages, supply chain disruptions, recessionary concerns, and inflation may amplify many of the risks described in our risk factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
    Common stock repurchases during the quarter ended September 30, 2022 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
July 1 - July 31, 2022
Equity withholding(1)	43	$9.02	—	$—
Repurchase program(2)	—	$—	—	$28,330
August 1 - August 31, 2022
Equity withholding(1)	179	$9.79	—	$—
Repurchase program(2)	—	$—	—	$28,330
September 1 - September 30, 2022
Equity withholding(1)	35	$7.42	—	$—
Repurchase program(2)	—	$—	—	$28,330
	257		—
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
(2) Our Board of Directors approved a share repurchase program (the "Program") under which the Company is authorized to purchase up to $50.0 million of its common stock during the period from December 10, 2021 to December 10, 2022. On November 4, 2022, the Board of Directors approved an extension of the Program through December 15, 2023. Shares repurchased under the Program have all been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the Program includes broker commission costs.

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
Date November 9, 2022