Form 10-K
period 2022-12-31
MAGNITE, INC.
filed 2023-02-22
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 30, 2022, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2022) was approximately $688,440,018.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2023
Common Stock, $0.00001 par value	135,057,173

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

MAGNITE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), the acquisition of SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition"), and the merger with Telaria, Inc. ("Telaria," and such merger the "Telaria Merger"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning macroeconomic conditions, including inflation, supply chain issues or the occurrence of a recession, or concerns related thereto; our anticipated financial performance; key strategic objectives; industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings, including the introduction of our new Magnite Streaming platform; the impact of our traffic shaping technology on our business; the success of the consolidation of our two CTV platforms; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business faces include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the SpotX Acquisition, SpringServe Acquisition, and other acquisitions, including with respect to the consolidation of our two CTV platforms;
•the impact of macroeconomic challenges on the overall demand for advertising and the advertising marketplace, including as a result of global conflict, global pandemics and the responses to such pandemics by governments, inflation, supply chain issues, the occurrence of a recession, or concerns relating to the foregoing;
•CTV spend on our platform may grow more slowly than we expect if industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•we may be unsuccessful in our supply path optimization efforts with buyers;
•our ability to introduce new offerings and bring them to market in a timely manner, and to otherwise adapt in response to client demands and industry trends;
•uncertainty of our estimates and expectations associated with new offerings, including the CTV ad server product that we acquired in the SpringServe Acquisition and our developing identity solutions, as well as potential negative impacts associated with the integration of our CTV platforms and the introduction of Magnite Streaming;
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
•our sales efforts may require significant time and expense and may not yield the results we seek;
•we may be exposed to claims from clients for breach of contract;
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
•failure to maintain an effective system of internal control over financial reporting, which could adversely affect investor confidence;
•the use of our net operating losses and tax credit carryforwards may be subject to certain limitations;
•our ability to raise additional capital if needed and the elimination of LIBOR;
•volatility in the price of our common stock;
•the impact of our repurchase program on our stock price and cash reserves;
•competition for investors and the impact of negative analyst or investor research reports; and
•provisions of our charter documents and Delaware law may inhibit a potential acquisition of the company and limit the ability of stockholders to cause changes in company management.
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
On April 1, 2020, we completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading provider of connected television ("CTV") technology, on April 30, 2021, we completed the acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping CTV and video advertising globally, and on July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for CTV.
Following these transactions, we believe that we are the world's largest independent omni-channel sell-side advertising platform ("SSP"), offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
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
We provide a full suite of tools for sellers to control their advertising business and protect the consumer viewing experience. These tools are particularly important to CTV sellers who need to ensure a TV-like viewing and advertising experience for consumers. On February 7, 2023, we introduced our unified CTV platform Magnite Streaming, which merges leading technology from the legacy Magnite CTV and SpotX CTV platforms. The platform enables CTV sellers to maximize their advertising yield holistically across live and video on demand ("VOD") inventory, addressable linear, CTV and other over-the-top environments such as mobile. Magnite Streaming unites sophisticated end-to-end features within a single platform and user interface, including: comprehensive seller deal management capabilities to monetize across all deal types, whether reserved or sold upfront; advanced curation and brand safety tools built for streaming video, such as ad-podding, a tool analogous to commercial breaks that allows a seller to manage business rules around competitive separation, audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties; multi-faceted audience activation features including seller defined audiences, third-party data integrations, and secure data matching; responsive real-time reporting and dashboards; and innovative technology to help sellers optimize live inventory.
In addition to these programmatic platform capabilities, our ad serving technology manages video advertising across both programmatic and direct-sold inventory, including forecasting, routing, and creating customized ad units. The integration of SpringServe’s ad serving technology with our existing programmatic SSP capabilities provides CTV publishers a holistic yield management solution that dynamically allocates between direct-sold and programmatic inventory to drive value.
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
Automation of Buying and Selling
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic advertising allows buyers and sellers to transact on an impression-by-impression basis through the use of real-time bidding technology, and allows for the use of advanced data and identity solutions to better target ad campaigns. Programmatic transactions include open auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. Programmatic is the dominant method of transacting for desktop, CTV, and mobile inventory.
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
We believe that our platform and scale position us well to take a leadership position in advancing this shift and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions. In furtherance of this goal, in December 2021, we acquired Nth Party, Ltd. ("Nth Party"), a developer of cryptographic software for secure audience data sharing and analysis, and in February 2022, we acquired Carbon (AI) Limited ("Carbon"), a platform that enables publishers to measure, manage, and monetize audience segments.
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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from our ad server and Demand Manager header-bidding product, where fees are either based on the number of impressions processed or a percentage of ad spend. In addition, we may receive certain fixed monthly fees for the use of our platforms or products.

Magnite: Competitive Strengths of Our Platform. Key competitive strengths of our platform include:
Leadership in CTV
Our Magnite Steaming platform has been strategically built to meet the unique requirements of CTV sellers. Many of these sellers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic advertising. For instance, our ad-pod feature provides long-form content sellers with a tool analogous to commercial breaks in traditional linear television, so that they can request and manage several ads at once from different demand sources to control for competitive separation, in a single ad-pod. In addition, we provide dynamic ad insertion to serve live streaming events, audio normalization tools to control the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
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
Reserve Auctions
A significant portion of premium inventory, in particular with respect to CTV, is purchased and sold through reserve auctions where the seller establishes a direct deal with a buyer or group of buyers. These transaction types allow the seller to maintain tighter control over their advertising allocation and are often used by sellers that maintain a direct sales force but still want to experience the benefits of automation to improve pricing, matching, and dynamic ad placement and to automate manual operations such as ad trafficking, quality assurance, and billing and collections. Our deal management and curation tools support sales functions rather than replacing them, which eliminates friction in the sales process. Buyers and sellers can also leverage their first-party data assets and third-party data assets in our platform to increase the value of sellers' inventory and the precision of buyers' targeting efforts.
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
Transparency and Controls
We generate revenue each time an impression is monetized on our platform based on a simple and transparent fee structure established with our publisher partners. Our clients direct the sale and management of ad inventory through our platform, including the ability to define supply hierarchies and demand tiers, set minimum price floors, and establish advertiser and category level blocked and allowed lists. We provide sellers with detailed analytics, which allows them to effectively monitor buying patterns and make real-time changes to take advantage of market dynamics and maximize their yield.
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
Buyer Tools
We provide a suite of buyer tools designed to help buyers curate inventory, append data and improve ROI in order to meet their campaign strategies. Our curation tools include Express Lane and Marketplace technology that enable agency holding companies and major brands to create their own private label marketplaces and establish direct connections with sellers. Custom auction packages give all buyers a versatile and cost-effective way to curate and target open market inventory, using categories such as audience, context, and viewability, while our deal discovery platform allows buyers to connect directly with sellers to arrange direct reserve auctions. Our audience tools enable buyers to append data in order to reach their target audience, and are often used in combination with our curation solutions. Finally, Estimated Market Rate, our innovative bid shading technology, helps buyers bid more effectively in our environment.
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

Magnite: Growth Strategies. The key elements to our long-term growth strategy include:
Focus on CTV
We expect CTV to be the biggest driver of our growth. As streaming video continues to become mainstream and ad-supported models become more prevalent, we believe brand advertisers will continue to shift their budgets from linear television to CTV. We plan to invest significant resources in technology, sales and support related to our CTV growth initiatives. Consistent with this growth objective, in February 2023, we introduced Magnite Streaming, which merges leading technology from our legacy Magnite CTV and SpotX CTV platforms.
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
Identity Solutions
We believe that the elimination of third party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. In CTV, this identity model already largely exists with publishers more tightly controlling access to identifiers and user data, while offering proprietary first party data segments for reaching desired audiences. As the largest independent supply side platform, we believe we are well positioned to take a leadership role in advancing the shift to a first party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions. In furtherance of this goal, in December 2021, we acquired Nth Party, a developer of cryptographic software for secure audience data sharing and analysis, and in February 2022, we acquired Carbon, a platform that enables publishers to measure, manage, and monetize audience segments, which have been integrated with our platforms.
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
Increasing Seller Inventory
In order to increase transaction volume we are continuously looking to add new high quality sellers to our platform and to expand our existing relationships with sellers to increase our share of their inventory, in particular in the CTV and OTT space where inventory is controlled by fewer sellers. Our plan for increasing our inventory volumes includes establishing and deepening our direct relationships with sellers, including through custom integrations, expanding our seller tools, capitalizing on our omni-channel capabilities, and leveraging our header bidding integrations, including through Demand Manager. In addition, our acquisition of the SpringServe ad server provides us with access to inventory that is directly sold by a publisher's sales force by enabling a unified auction that selects an ideal ad set, considering both direct and programmatic deal priority and yield.
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
Continue to Innovate and Enhance our Platform
We are working on a number of platform innovations and enhancements designed to improve the value to our clients, such as our recently announced Magnite Streaming platform. We intend to invest in new features that facilitate the creation of first-party publisher segments, improve upon our traffic optimization and bid filtering, enhance our brand safety controls, and help sellers to optimize their yield across both programmatic and directly sold inventory.

Technology and Development
To support a majority of our non-CTV transactions, we have developed a globally distributed infrastructure hosted at data centers in the U.S., Europe, and Asia that run our proprietary software. Our CTV transactions run primarily on a hybrid infrastructure. We believe these two approaches optimize the type of traffic we handle - hosted data centers for high-frequency, low-latency transactions and cloud-supported for lower frequency transactions subject to more volatile viewing patterns, for example CTV prime-time viewing spikes.
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

Competition
Our industry is highly competitive. Overall digital advertising spending is highly concentrated in a small number of very large companies that have their own inventory, including Google, Facebook, Microsoft, Comcast, and Amazon, with which we compete for digital advertising inventory and demand. These companies are formidable competitors due to their huge resources and direct user relationships, and could become even more dominant as third-party cookie use decreases. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, video ad servers, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and buyers are increasingly demanding more transparency and lower transaction costs and establishing relationships directly with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. In addition, we believe we enjoy a number of competitive strengths, as further detailed above.

Human Capital: Our Team and Culture
Our team draws from a broad spectrum of experience, including data science, machine-learning algorithms, infrastructure, software development, and from experienced leadership on the seller and buyer sides, including CTV, mobile and video. In addition to the United States, we have personnel and operations in Australia, Brazil, Canada, France, Germany, India, Italy, Japan, New Zealand, Singapore, Sweden, and the United Kingdom, in order to service buyers and sellers on a global scale.
Culture
We strive to build a culture that is high-performing and results-oriented while emphasizing transparency, collaboration and innovation. Our recruitment team seeks individuals that are committed to seeing the big picture and being catalysts of change. We ask our employees to empower others, make a difference and help make our company a great place to work, not just a "job."
Diversity, Equity and Inclusion
Our Magnify Council, a group of internal employees, rotating yearly, is focused on enhancing diversity, equity and inclusion. Our objectives, through the support of the Magnify Council, are to create an exceptional employee experience, continually deploy programs to develop diverse talent, and support external partners that emphasize the global promotion of diversity, equity and inclusion.
Talent Retention
We reward team and individual excellence and are committed to creating an exceptional workplace environment in which we seek feedback from our employees in bi-annual engagement surveys. We believe in continual feedback on performance. Our employees set goals at a regular cadence throughout the year and managers provide achievement ratings at year-end. We continue to invest in learning and leadership development by expanding our dedicated resources for these functions. Our primary focus is to provide foundational skill development for the professional growth of employees, and cohesive training for our global people managers. Additionally, we routinely analyze voluntary employee turnover to understand and address trends. We give equity to our employees to promote alignment and ownership.
Employee Wellness and Safety
Due to the COVID-19 pandemic, our global workforce maintained a work from home policy from March 2020 through October 2022. We have since returned to offices on a hybrid basis. We have approached our return to offices with caution to prioritize the safety and health of our employees, and continue to monitor best practices and guidance.
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
As of December 31, 2022, we had 947 full-time employees.

Our Intellectual Property
Our proprietary technologies are important and we rely upon trade secret, trademark, copyright, and patent laws in the United States and abroad to establish and protect our intellectual property and protect our proprietary technologies.
We have several issued patents and pending patent applications, some of which may ultimately be abandoned if we determine that the cost of prosecution or maintenance does not justify the utility of receiving the patent. None of these patents has been litigated and we do not believe that any individual patent or patent application is material to our business. Their importance to our business is uncertain and there are no guarantees that any of the patents will serve as protection for our technology or market in the United States or any other country in which an application has been filed.
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
While we work with many clients, a relatively small number of them provide a large share of the unique user audiences accessible by buyers. This is particularly true in CTV, where sellers tend to be larger compared to other online sellers. Given the limited number of CTV sellers, we are focused on building deeper, long-term strategic partnerships with these clients through a full-service business development strategy. We have invested significant resources in identifying and cultivating these relationships and our sales executives and account managers often serve a consultative role within a client’s sales organization to help establish best practices and evangelize the benefits of programmatic advertising. This team is further supported by our product and engineering team with deep technical expertise, and for larger clients, we may build out custom features or functionality to help drive deeper adoption of our platform.
In the mobile channel, many of the application providers that make inventory available through our platform utilize system development kits ("SDKs") and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to help monetize the inventory. Termination or diminution of our relationships with these third parties could result in a material reduction of the amount of mobile inventory available through our platform. We encourage application developers to use our own SDK when appropriate, but it is difficult to displace existing SDKs.
Buyers
On the buy-side of our business, we maintain close relationships with brand advertisers and agencies, as well as the technological intermediaries through which they transact on our platform, principally DSPs.
These DSPs are directly connected to our technology through server-to-server integrations and are responsible for bidding on and purchasing advertising inventory on our platform pursuant to master service agreements. We have relationships with almost all of the major DSPs, and because ad spend is highly concentrated among relatively few DSPs, each of these relationships is important to us and represents a source of demand that could be difficult for us to replace.
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
While the DSP is directly responsible for purchasing advertising inventory programmatically through our platform, the overall direction of an advertising campaign is typically determined by the advertiser or advertising agency that has engaged the DSP, and for certain reserve auctions, the specific parameters of a campaign may be negotiated directly with the advertiser or agency without involvement of a DSP.
In addition to transacting through DSPs, we also offer brands and agencies the ability to access our platform directly on a managed service basis through the use of insertion orders. For these campaigns, our team of specialists manages the delivery and execution of the campaign according to an agreed set of objectives with the advertiser or agency, at a negotiated fixed price.
Accordingly, in order to increase the amount of spend transacted on our platform, and in furtherance of our SPO efforts, we expend significant resources establishing and expanding relationships directly with brand advertisers and agencies as well as with DSPs.

Geographic Scope of Our Operations
The growth of programmatic advertising is expanding into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We face staffing challenges, including difficulty in recruiting, retaining, and managing a diverse and distributed workforce across time zones, cultures, and languages. We must also adapt our practices to satisfy local requirements and standards (including differing privacy requirements that are sometimes more stringent than in the U.S.), and manage the effects of global and regional pandemics, recessions and economic and political instability. Transactions denominated in various non-U.S. currencies expose us to potentially unfavorable changes in exchange rates and added transaction costs. Foreign operations expose us to potentially adverse tax consequences in the United States and abroad and costs and restrictions affecting the repatriation of funds to the United States. For detailed information regarding our revenue and property and equipment, net by geographical region, see Note 4 and Note 6 of the "Notes to Consolidated Financial Statements."

Regulation
Our business is highly susceptible to existing and emerging privacy regulations and oversight concerning the collection, use and sharing of data. Data protection authorities in the United States and around the world have focused on the advertising technology ecosystem. Because we, and our clients, rely upon large volumes of such data, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices.
We do not collect information that can be used directly to identify a real person, such as name, address, or phone number, and we take steps to avoid collecting and storing such information. Instead, we rely on pseudonymous forms of data such as IP addresses, general geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. Increasingly, this type of information is considered "personal" across various jurisdictions and is therefore governed by consumer privacy laws and may be the subject of future legislation or regulation. The definition of personal data varies by country, and now even by U.S. state, and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.
There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act ("COPPA"), imposes restrictions on the collection and use of data about users of child-directed websites. With respect to COPPA compliance, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve personalized advertisements on child-directed sites, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child-directed sites, and (iv) limits the data that we collect and use on such child-directed sites.
The use and transfer of personal data in the European Economic Area ("EEA") member states and the United Kingdom (“UK”) is currently governed by the General Data Protection Regulation and the UK General Data Protection Regulation (the "GDPR" and "UK GDPR"). The GDPR and UK GDPR set out significant potential liabilities for certain data protection violations and establish significant regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the EEA and UK. While data protection authorities have clarified certain requirements under GDPR and UK GDPR, inconsistent interpretations of the regulations and how to comply with them remain across individual countries.
In addition to the GDPR and UK GDPR, a number of recent privacy regulations will or have already come into effect in the United States. California was the first state to enact an omnibus consumer privacy law in 2018, the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020. This law imposes substantial obligations on businesses that handle the personal information of California residents. The obligations imposed require us to maintain ongoing significant resources for compliance purposes. In addition, amendments to the CCPA, along with broad-based consumer privacy laws in Connecticut, Colorado, Virginia, and Utah, will all take effect by the end of 2023 and impose obligations that are similar to the CCPA. These new laws will cause us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. In addition, other privacy bills have been introduced at both the state and federal level and certain international territories are imposing new or expanded privacy obligations. In the coming years, we expect further consumer privacy regulation worldwide.
The GDPR and UK GDPR also prohibit the transfer of personal data of EU and UK subjects outside of the EEA and the UK, unless the party exporting the data from the EU or UK implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have historically relied on certain compliance mechanisms that have since been invalidated, and had to shift our business practices to rely on other legally sufficient compliance measures. However, guidance on exactly what measures must be taken to allow the lawful transfer of personal data to the United States remains unclear. It is important to note that the EU and the US have agreed on a successor framework that is supposed to enter into force by the end of 2023 at the latest. The new framework may not address all issues raised by the European Court of Justice and may be challenged in court, too. Until that time, we remain subject to regulatory enforcement by data protection authorities located in the EU, UK, and the United States, so we will continue to interpret the guidance and explore the additional measures that can be implemented to protect personal data that is transferred to us in the United States. By relying on these compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, to the extent any new guidance emerges to these compliance measures, it could further invalidate our approach to data export from the EEA and UK. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure.
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
Risks Related to Recent Mergers and Acquisitions
We may not be able to achieve anticipated cost savings or other anticipated benefits of the SpotX Acquisition and other recent acquisitions.
While the integration of SpotX, and other recently acquired companies into our core business is well underway, the ultimate success of the these acquisitions will depend, in part, on our ability to continue to successfully integrate such companies with our business and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from such transactions in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of our solutions by, buyers and sellers of advertising inventory. For example, we recently introduced our unified CTV platform, Magnite Streaming, which merges leading technology from our legacy Magnite CTV and SpotX CTV platforms. We are currently testing the platform with a group of clients, and expect to continue to migrate additional clients to the new platform primarily throughout the first half of 2023 and expect the migration to be completed by the third quarter of 2023. Although we believe our new Magnite Streaming platform represents an industry leading solution, which incorporates cutting edge technology from our legacy platforms, there are certain risks inherent in introducing a new platform. For example, it is possible that our new platform will experience bugs or errors, or clients may not be satisfied with the functionality compared to our legacy CTV platforms. In addition, the migration of clients involves complicated technical and commercial expertise, in particular as relates to the transition of active reserve auctions and private marketplaces, which need to be migrated without disruption. In the event that client migration results in disruption to a seller's business it would reflect negatively on our reputation and we may lose that client’s business in the future. Moreover, the consolidation of our platforms generally will result in our platform sending less overall ad requests to DSPs as we reduce duplicative bids. While we expect this reduction in ad requests to lead to greater cost efficiencies, it is possible that the reduction in ad requests will result in a temporary decrease in the number of won ad impressions transacted on our platform, which would negatively impact our revenue.
If we are unable to achieve the anticipated benefits of our recent acquisitions, or if the integration process takes longer than or is more costly than expected, it could negatively affect our business and result of operations. The integration of SpotX and other recently acquired companies with our business involves a number of challenges, including, without limitation:
•managing a larger, more complex business;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including clients, suppliers and other vendors;
•consolidating corporate and administrative infrastructures and technology platforms, including unanticipated issues in integrating technology, communications and other systems;
•organizational restructuring and realignment, including the elimination of duplicative roles and other redundancies;
•managing new products that we have not historically offered, such as the SpringServe ad server product, and which may require us to abide by different business rules with respect to data privacy and segmentation;
•coordinating geographically separate organizations; and
•unforeseen expenses or delays associated with the acquisitions.
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
Acquisitions have been an important element of our business strategy, and we may pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, which may include the following:
•the identification, acquisition, and integration of acquired businesses require substantial attention from management. The diversion of management's attention and any difficulties encountered in the integration process could hurt our business;
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

Risks Related to Economic Conditions and COVID-19
Our revenue and operating results are highly dependent on the overall demand for advertising and any macroeconomic challenges may adversely affect our business, financial position, results of operations and/or cash flows.
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
For instance, as a result of the COVID-19 pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. More recently, our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, global hostilities, recession, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn led to reduced ad spend through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.

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
If CTV sellers fail to adopt programmatic advertising solutions, or adopt such solutions more slowly than we expect, our operating and growth prospects could be harmed.
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
Our success requires us to maintain and expand our access to premium and unique advertising inventory. We do not own or control the ad inventory upon which our business depends and do not own or create content. Sellers are generally not required to offer a specified level of inventory on our platform, and we cannot be assured that any publisher will continue to make their ad inventory available on our platform. Sellers may seek to change the terms on which they offer inventory on our platform, including with respect to pricing, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms. Due to their significant negotiating leverage, Sellers may also require us to take increased risks in some of our commercial agreements in the form of offering revenue guarantees or minimum spend commitments. Furthermore, sellers may enter into exclusive relationships with our competitors, which preclude us from offering their inventory.
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
SPO refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. There are a number of criteria that buyers use to evaluate supply partners. While we believe we are well positioned to benefit from supply path optimization in the long run as a result of our transparency, our pricing tools, which reduce the overall cost of working with us, our broad and unique inventory supply across all channels and formats, buyer tools such as traffic shaping that reduce the cost of working with us, and our brand safety measures, we compete for demand with a number of well-established companies, and we must continue to adapt and improve our offerings to win buyers' business.
In addition, in order to achieve increased advertising spend or prevent loss of business to a competitor, we may negotiate discounts, rebates, or similar incentives with advertisers or agencies. We believe that because our business has many fixed costs, increases in advertising spend volume generally create opportunities to disproportionately improve our bottom line results, even with increased discounts, rebates or other buyer incentives. However, our revenue could be negatively impacted by discounts, rebates and other buyer incentives, notwithstanding an increase in ad spend.
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
In the mobile and desktop channels, the vast majority of sellers have embraced header bidding technology, a solution by which impressions that would have previously been exposed to different potential sources of demand in a sequence dictated by ad server priorities are instead available for concurrent competitive bidding by demand sources. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. While header bidding has increased our access to certain pools of inventory that otherwise would have been allocated first to other exchanges, thus increasing our revenue opportunity, it has also resulted in a number of challenges for our business. For instance, some sellers may choose not to integrate with us as a header-bidding demand source, or may prioritize other sources of demand, including owners of the header bidding solutions, leaving us at a competitive disadvantage in the auction. In addition, header bidding generally exposes us to additional competition by demand sources that, prior to the emergence of header bidding, might have been below us in the sellers' ad server sequences or otherwise unable to compete effectively for inventory. Lastly, header-bidding has vastly increased the volume of ad requests that need to be processed and analyzed through our system, resulting in increased infrastructure costs.
If we are unable to improve the efficiency and effectiveness of our header bidding solutions and installations, we may not fully offset these increased infrastructure costs, and we will not be able to take full advantage of the opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of inventory. In addition, our success in monetizing impressions through header-bidding solutions is dependent on the interoperability of our platform with proprietary header-bidding solutions, some of which are owned by our competitors. As a result, we may be susceptible to evolution in technology and changes in business practices by the owners of such header-bidding solutions that we cannot predict.
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards increasing demand competition may become more prevalent in the future. If we are not able to effectively offer or adapt our technology to such solutions, it may lead to increased competition for CTV inventory, resulting in reduced opportunities or higher costs to monetize such inventory. We plan to address this, in part, through our recent acquisition of SpringServe, which offers sellers a unified programmatic demand solution for CTV, which leverages our existing programmatic SSP capabilities as well as connecting with third party programmatic demand sources. However, this is a new offering and it may not be adopted by clients, or such clients may adopt competing solutions.
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
We believe there is significant and growing demand for reserve auctions, where publishers establish direct deals or private marketplaces with select buyers, and we have made significant investments to meet that demand and grow our market share of reserve auctions. Currently, the majority of CTV transactions are executed through reserve auctions and we expect reserve auctions to grow as a percentage of revenue in mobile and desktop as well. Additionally, we expect our Demand Manager solution to serve as a tool for increasing the prevalence of reserve auction in desktop and mobile. Reserve auctions may involve lower fees than we can charge for open marketplace transactions, which may not be fully offset by anticipated higher CPMs. In some cases, we have experienced fee pressure as we have built out our reserve auction offering, and we expect this fee pressure to increase as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enable reserve auctions. Even if the market for these solutions develops as we anticipate, and our buyers and sellers embrace our offerings, the positive effect of our reserve auction offerings on our results of operations may be offset or negated if reserve auctions cannibalize our open marketplace transaction volumes, by similar offerings from our competitors, or through other adverse developments.

We have invested heavily in our mobile technology, which poses unique risks compared to our desktop display business. To the extent our access to mobile inventory is limited by third-party technology or lack of direct relationships with mobile sellers, our ability to grow our business will be impaired.
Due to increased usage of mobile devices and resulting migration of advertising spending to mobile platforms, we have invested heavily in our mobile technology. Our success in the mobile channel depends upon the ability of our technology solution to provide advertising for most mobile-connected devices, as well as the major operating systems or Internet browsers that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems, applications, or Internet browsers is controlled by third parties. These parties frequently introduce new devices and applications, and from time to time they may introduce new operating systems or Internet browsers or modify existing ones in ways that may significantly affect our business, such as by providing ad-blocking capabilities or by limiting access to Internet user data. Network carriers may also affect the ability to access specified content on mobile devices. To the extent our solution is unable to work on these devices, operating systems, applications, or Internet browsers for any reason, our ability to generate revenue through mobile advertising is significantly impaired, and that impairment may be material.
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
A majority of our revenue comes from buyers purchasing advertising inventory made available by sellers on our platform. We experience requests from buyers for discounts, fee concessions or revisions, rebates or other forms of consideration, refunds, and greater levels of pricing transparency and specificity, in some cases as a condition to maintain the relationship or to increase the amount of advertising spend that the buyer sends to our platform. In addition, we charge fees to sellers for use of our technology, typically as a percentage of the cost of media, and we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors. Our revenue, take rate (our fee as a percentage of advertising spend), the value of our business, and the price of our stock could be adversely affected if we cannot maintain and grow our revenue and profitability through volume increases that compensate for price reductions, or if we are forced to make significant fee concessions, rebates, or refunds, or if buyers reduce spending with us or sellers reduce inventory available through our exchange due to fee disputes or pricing issues.
Our take rates may be difficult to forecast and may decrease in future periods; any decrease in our take rates may result in a decrease in our revenue notwithstanding an increase in the amount of spend transacted through our platform.
We generate revenue through our platform on a transactional basis where we are paid by a publisher each time an impression is monetized on our platform. Typically, this fee is structured as a percentage of advertising spend that the publisher receives for its inventory. Our take rate varies by publisher and transaction type. For instance, our take rate tends to be lower for reserve auctions compared to open auctions, and tends to be lower on CTV transactions compared to other channels. Additionally, take rates tend to be higher for our managed service business where we are responsible for delivering a campaign at a fixed price. We may also negotiate lower take rates with large sellers to win additional business or share of inventory.
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
We reported net loss of $130.3 million, net income of $0.1 million, and net loss of $53.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $524.8 million. We have implemented strategic plans designed to improve our financial performance and continue to increase revenue, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
Notwithstanding these measures, revenue could decrease due to competitive pressures, maturation of our business, macroeconomic or other factors, and additional cost-reduction measures may be required even as we must continue to increase investment in technology in response to industry developments and to retain competitiveness. We may not be able to sustain growth or to achieve or sustain profitability in the future.

Our business and the businesses of our advertiser clients may be subject to sales and use tax, advertising and other taxes.
The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services generally are not subject to sales tax unless specifically enumerated. Advertising services are considered a service and are generally not subject to sales and use tax, except in a few states. For example, Maryland adopted a tax on gross revenues from digital advertising. While the law has already been successfully challenged, the law took effect and we are technically subject to the tax, which increases our cost of doing business. Other states are looking to follow suit and tax either digital advertising or other goods or services. In addition, the continual evolution of our services and the expansion of our business offerings may further complicate the determination of the sales taxability of our services in certain jurisdictions.
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
•diversification of our revenue mix to include new services, some of which may have lower pricing or may cannibalize existing business;
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
•the success of the consolidation of our two CTV platforms;
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
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. In 2022 there were two buyers of advertising inventory that indirectly contributed to approximately 35% of revenue through their buying activity from sellers on our platform. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers and make it harder to differentiate ourselves from our competitors. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.

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
Attracting new buyers and sellers and increasing our business with existing buyers and sellers involves substantial time, expense, and personnel investments, and we may not be successful in our efforts. This is particularly true with respect to our managed service business, which relies on direct relationships with advertisers, and is therefore more resource intensive. We may spend substantial time and effort educating buyers and sellers about our offerings, including providing demonstrations and comparisons against other available solutions. Certain of our product offerings require a significant amount of time and costs in the initial client setup and implementation, and we generally do not recognize revenue from such clients until we commence services. This process can be costly and time-consuming, and is complicated by us having to spend time integrating our solution with software of buyers and sellers. Because our solution may be less familiar in some markets outside the United States, the time and expense involved with attracting, educating and integrating buyers and sellers in international markets may be even greater than in the United States. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected. In addition, because of competitive market conditions and negotiating leverage enjoyed by large buyers and sellers, we are sometimes forced to choose between loss of business or contracting on terms that allocate more risk to us than we would prefer to accept.

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

Risks Related to the Advertising Technology Industry, Market, and Competition
The digital advertising market may develop more slowly or differently than we expect, if so our business, growth prospects and financial condition would be adversely affected.
Our future growth will be constrained if we are not able to adapt successfully to market evolution. It is difficult to predict adoption rates, demand for our solution, the future growth rate and size of the digital advertising solutions market or the entry of competitive solutions. Any expansion of the market for digital advertising solutions depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including CTV, social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If digital marketing does not develop in the manner we expect, our business and financial condition would be adversely affected.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.
We face intense competition in the marketplace. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some existing and potential buyers have their own direct relationships with sellers or are seeking to establish such relationships, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers without the use of intermediaries such as us. Our business suffers to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us, reducing the amount of advertising spend on our platform. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies. If our offerings are not perceived as competitively differentiated, we could lose clients, market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.
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
The more informed advertising is about its audience, the more valuable it is. Programmatic advertising enables more precise audience targeting based on the interests and actions of the user. Targeted advertising is generally more effective and valuable for buyers than other types of advertising, resulting in more revenue for sellers. In order to target advertising, we and our clients must collect and use data in a variety of ways. Our ability to collect, use, and share data about advertising purchase and sale transactions and user behavior and interaction with content is critical to the value of our services, and any limitation on our data practices could impair our ability to deliver effective solutions to our clients. Any restriction on the types of data we collect could make placement of advertising through our solution less valuable, with commensurate reductions in revenue.
Consumers can, with increasing ease, implement practices or technologies that may limit our ability, or that of our sellers, buyers and business partners, to collect data. For example, users may delete or block the use of the cookies and similar technologies used to collect data, including through their browser or mobile device settings. Consumers may also download "ad blocking" software that prevents certain cookies from being stored on a user’s computer or mobile device or from making calls to advertising partners. This may prevent the display of targeted or other advertisements. In addition, device manufacturers, browsers and other tools are increasingly promoting features that allow users to disable the collection of data. For example, Apple now requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement has had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could harm growth in this channel. User privacy features of other channels of programmatic advertising, such as CTV or over-the-top video, are also still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.
In addition, current and potential future privacy laws and regulations in the U.S. and abroad already restrict, and could further restrict, the ability to collect and process certain types of user data, including, in the case of GDPR and UK GDPR, requiring user consent or another legal basis in order to collect or process personal data and, in the case of CCPA and other state privacy laws, giving the user a right to opt out of the sale of their personal data as well as the sharing and processing of such data for targeted advertising purposes. To the extent sellers are unable to obtain valid consent or an alternative legal basis or otherwise become restricted from processing or sharing data for targeted advertising purposes, it would impair the ability to deliver targeted advertisements on their inventory.
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
Industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other identifiers, and we expect the use of third-party cookies to be largely phased out by the end of 2024. For instance, Google has announced plans to fully eliminate support for third-party cookies in the Chrome browser by the end of 2024, while Apple has further restricted the use of mobile identifiers on its devices. In the absence of third-party cookies, it is possible that these or other companies in our ecosystem may rely on proprietary algorithms or statistical methods to track web users without cookies, or may utilize log-in credentials entered by users, to track web usage, including usage across multiple devices, without cookies. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. While these new identification solutions will likely provide some level of consistency and compatibility with our platform, they are unreleased and unproven, and will require substantial development and commercial changes for us to support. There is also further risk that the changes will disproportionately benefit the owners of these platforms or the large walled gardens that have access to large amounts of first party data. Even if cookies are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace cookies with these new technologies. This may also diminish the quality or value of our services to buyers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from cookies.
Our belief that the elimination of third-party cookies will lead to an increased use of first-party publisher data may be incorrect.
We believe that the elimination of third party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies and other tracking technologies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. While we believe that our platform and scale position us well to provide the infrastructure and tools needed for a publisher-centric identity model to succeed, there is no guarantee that our efforts will lead to an increase of the use of first-party publisher segments in the ecosystem. It is also possible that the increased use of first-party publisher segments will disproportionately benefit sellers or the large walled gardens that have access to large amounts of first party data. Additionally, these changes could create some variability in our revenue across certain buyers or sellers, depending on the timing of changes and developed solutions, and even if there is an increase in the proliferation of first-party publisher segments, we may still incur substantial re-engineering costs to optimize our solution for use with such segments.

Risks Related to Regulation
Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.
Many local, state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S. and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for or implemented new regulation directly impacting the digital advertising industry. For example, while California was the first state to enact an omnibus consumer privacy law in 2018, Colorado, Connecticut, Utah, and Virginia will each have similar laws become effective by the end of 2023, each of which affect the digital advertising ecosystem. In the future, we expect to see more state regulation, as well as potential federal regulation, aimed at the collection and use of data to target advertisements and communicate with consumers. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.
At the state level, amendments to the California Consumer Privacy Act of 2018 ("CCPA"), California’s omnibus privacy law regulating business’ processing of personal information, take effect in 2023. Amendments include the establishment of a new privacy agency known as the California Privacy Protection Agency (“CPPA”) and gives that agency broad rulemaking authority to issue regulations that could have additional impacts on our business. In addition, by the end of 2023, Colorado, Connecticut, Utah, and Virginia will have adopted broad-based consumer privacy laws similar to the CCPA. These state laws define “personal information” or “personal data” in ways that capture the types of data that we collect, such as device identifiers and IP addresses. Under these laws, consumers have broad privacy rights (including rights of access and deletion), which bear similarity to some of the data subject rights granted to EEA and UK residents under the GDPR and UK GDPR. In addition, these laws require all businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. The implementation of these state laws and any corresponding regulations will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
A potential federal privacy law remains the subject of active discussion; in June 2022, a bipartisan group of lawmakers introduced a bill that would substantially impact the digital advertising ecosystem if passed. Any federal privacy law would likely place significant restrictions on the collection and use of certain types of data used for behavioral advertising. Even without federal privacy legislation, the collection and use of data and privacy in the advertising technology industry has frequently been subject to review by the FTC.
In the European Economic Area ("EEA") and the United Kingdom ("UK"), the General Data Protection Regulation, Regulation (EU) 2016/679 ("GDPR") and UK General Data Protection Regulation ("UK GDPR") respectively treat much of the end-user information that is critical to programmatic digital advertising as "personal data", subject to significant conditions and restrictions on its collection, use, transfer and disclosure. The GDPR and UK GDPR also set out substantial potential liabilities for certain data protection violations and create a compliance burden for us in the course of delivering our solution in Europe. Compliance stakes are high because penalties for violation of the law can reach up to the greater of 20 million Euros (GDPR)/£17.5 million (UK GDPR) or 4% of total worldwide annual turnover (revenue).
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
The GDPR and UK GDPR impose strict requirements for transferring personal data from the European Economic Area and United Kingdom to the United States and other countries, and regulatory guidance and case law on international transfers is continually evolving; this increases uncertainty and may require us to change our EEA and UK data practices and/or change our technology solution or business model, which may in turn adversely affect demand for our solution.
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
The second mechanism, Standard Contractual Clauses ("SCCs"), an alternative transfer measure that we also offer to our EEA and UK customers for extra-EEA and UK data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that EEA and UK organizations seeking to rely on the SCCs to export data out of the EEA and UK to ensure the data is protected to a standard that is "essentially equivalent" to that under the GDPR and the UK GDPR including, where necessary, by taking "supplementary measures" to protect the data. In June 2021, the European Commission published revised SCCs, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. However, it remains unclear what "supplementary measures" must be taken to allow the lawful transfer of personal data to the United States. As a result, we and our EU-based sellers risk becoming the subject of regulatory investigations which may result in fines or other sanctions if our approach and supplementary measures are being considered insufficient. If European sellers react by choosing to monetize their content through closed EU-only monetization chains in order to reduce risk, the volume and value of impressions available through our exchange would decrease, with potentially significant adverse consequences for our business.
Recently, the EU and the US have preliminarily agreed on a successor framework for the transfer of personal data from EEA subjects to the US; however, such framework is not yet in place and the precise terms are not yet established.
The GDPR imposes new requirements for end user consent or opt-out that may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our service or business model, which may have a material adverse effect on our business.
The European Union Privacy and Electronic Communications Directive (Directive 2002/58/EC), commonly referred to as the "ePrivacy Directive," and the GDPR require consent or another legal basis in order to process personal data for purposes of behavioral advertising, and there is currently significant risk and uncertainty regarding the standard for obtaining valid consent.
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
In 2018, IAB Europe released a tool, the Transparency and Consent Framework (the "TCF"), in order to assist sellers, advertisers and advertising technology providers, with passing signals related to the legal basis obtained for processing personal data. For example, the TCF is used to indicate in the bidstream when there is consent from end users in accordance with the ePrivacy Directive and GDPR.
There is currently significant uncertainty as to whether the TCF (or any other) tool to convey legal basis (including consent) is acceptable to regulators as an appropriate mechanism to provide transparency and establish lawful grounds for processing. In particular, the Belgian data protection authority has recently found that consents obtained under the current form of the TCF are not valid, which may require us to change our implementation of the TCF or to implement additional or alternative measures to obtain consent from end users in order to satisfy the requirements of the ePrivacy Directive and GDPR.
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
Failure to maintain the brand security features of our solution or handle viewability issues well could harm our reputation and expose us to liabilities.
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
Moreover, viewability of digital advertising (i.e. whether an advertisement that can be seen is actually seen, in whole or part, or for how long) represents a way of assessing the value of particular inventory as a means to reach a target audience. If we do not handle viewability well, or if we are not positioned to transact the higher viewability inventory competitively, our revenue and profitability could be adversely affected and we could be competitively disadvantaged.
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
We financed the cash portion of the SpotX Acquisition consideration in part through borrowings under a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility"), a $65.0 million senior secured revolving credit facility ("Revolving Credit Facility"), and the sale of $400 million of convertible senior notes ("Convertible Senior Notes"). As part of Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes. The majority of the net proceeds from the offering of Convertible Senior Notes was also used to finance the SpotX Acquisition.
The Term Loan B Facility and the Convertible Senior Notes significantly increased our indebtedness and the Term Loan B Facility and the Revolving Credit Facility require us to comply with certain financial metrics and restrictive covenants. The increased leverage could adversely affect our business and operating results by:
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
These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. If a default were to occur and not be waived, such default could cause, among other remedies, all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable. In such an event, our liquid assets might not be sufficient to meet our repayment obligations, and we might be forced to liquidate collateral assets at unfavorable prices or our assets may be foreclosed upon and sold at unfavorable valuations. In addition, our Credit Agreement will mature in the event that any portion of our Convertible Senior Notes remain outstanding 91 days prior to the maturity date of the Convertible Senior Notes.
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
In March 2021, we sold Convertible Senior Notes for gross proceeds of $400.0 million. The conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of common stock upon conversion of any of the Convertible Senior Notes. The Convertible Senior Notes are not currently convertible but may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Senior Notes into shares of our common stock could depress the price of our common stock.
The Capped Call Transactions may affect the value of the Convertible Senior Notes and our common stock.
In connection with the pricing of the Convertible Senior Notes, we entered into privately negotiated capped call transactions with various financial institutions (the "Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
As part of the consideration for the SpotX Acquisition, we issued to the seller of SpotX 12,374,315 shares of our common stock. Sales by the former owner of SpotX of its shares of our common stock, or the possibility of such sales may have an adverse effect on the per share price of our common stock.

Risks Related to Our International Business Strategy.
Our international operations require increased expenditures and impose additional risks and compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results.
We have operations outside of North America, in the UK, EU, Australia, New Zealand, Japan, Singapore, India, Sweden, and Brazil, and achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and maintain sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to language barriers and the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States.
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
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, and violation of these laws or regulations may interfere with our ability to offer our solution competitively in one or more countries, expose us or our employees to fines and penalties, and result in the limitation or prohibition of our conduct of business. In addition, we have recently received numerous inquiries from foreign regulators asking for information about advertising technology generally and our business specifically. These investigations are costly and time consuming to respond to and divert management attention.

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
At December 31, 2022, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $403.7 million, state NOLs of approximately $256.6 million, foreign NOLs of approximately $27.7 million, federal research and development tax credit carryforwards of approximately $3.7 million, and state research and development tax credit carryforwards of approximately $9.9 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2016 subjecting the federal and state NOLs to annual limitations that have expired. Additionally, the Company had an ownership change in January 2008 resulting in not material limitation of federal and state NOLs under Section 382 of the Code and comparable state income tax laws. Moreover, not material federal and state NOLs and federal research and development tax credits were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 and 383 of the Code and comparable state income tax laws. Also, prior to the merger, Telaria acquired corporations with pre-acquisition NOLs that are subject to limitation under Section 382 of the Code and comparable state income tax laws.
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
Also, depending on the timing and level of our taxable income, a portion of our NOLs may expire unutilized, which could prevent us from offsetting future taxable income we may generate by the amount of our NOLs and credit carryforwards generated in tax years beginning before December 31, 2018. U.S. federal NOLs generated for tax years beginning before December 31, 2018 can offset 100% of taxable income, however, these NOLs can only be carried forward for 20 years. U.S. federal NOLs generated for tax years beginning after December 31, 2018 can offset 80% of taxable income, however, these NOLs can be carried forward indefinitely. We maintain a partial valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve and the impact of Section 382.

We may require additional capital to support our business or to refinance our existing debt obligations as they come due, and such capital might not be available on terms acceptable to us, if at all. Inability to obtain financing could limit our ability to conduct necessary operating activities, make strategic investments or repay or refinance our existing debt obligations.
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
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under our credit facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it or are unable to renew our credit facility when it matures or enter into a new one or we are unable to refinance our Convertible Senior Notes before they come due, on terms satisfactory to us or at all, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business and financial condition may be adversely affected.
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
We cannot guarantee that our repurchase program will enhance shareholder value, and repurchases could affect the price of our common stock and Convertible Senior Notes.
In February 2023, our board of directors approved a repurchase program (the "2023 Repurchase Plan"), under which we are authorized to purchase an aggregate of up to $75.0 million of our common stock or Convertible Senior Notes, through February 16, 2025. The 2023 Repurchase Plan replaces our previous plan, which our board of directors approved in December 2021 (the "2021 Repurchase Plan"). The 2023 Repurchase Plan allows us to repurchase our common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The number of securities repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions, other opportunities that we may have for the use or investment of our capital and other factors. The 2023 Repurchase Plan does not obligate us to repurchase any particular amount of common stock or Convertible Senior Notes and may be suspended, modified or discontinued at any time at our discretion. We intend to finance the 2023 Repurchase Plan through cash on hand. The repurchase program could affect the price of our common stock and Convertible Senior Notes, increase volatility and diminish our cash reserves.
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

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2022. However, based on our knowledge as of December 31, 2022, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Refer to Note 16—"Commitments and Contingencies" for additional information related to legal proceedings.

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
Holders of Record
    As of February 16, 2023, there were approximately 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
    We have never declared or paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    Common stock repurchases during the quarter ended December 31, 2022 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 - October 31, 2022
Equity withholding(1)	11	$6.63	—	$—
Repurchase program(2)	—	$—	—	$28,330
November 1 - November 30, 2022
Equity withholding(1)	215	$11.45	—	$—
Repurchase program(2)	—	$—	—	$28,330
December 1 - December 31, 2022
Equity withholding(1)	10	$10.66	—	$—
Repurchase program(2)	—	$—	—	$28,330
	236		—
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
(2) In December 2021, our Board of Directors approved a repurchase program (the "2021 Repurchase Plan") under which the Company was authorized to purchase up to $50.0 million of its common stock during the period from December 10, 2021 to December 10, 2022. On November 4, 2022, the Board of Directors approved an extension of the Program through December 15, 2023. At the time of extension, there was approximately $28.3 million remaining available under the Program. On February 16, 2023, our Board of Directors approved a repurchase plan (the “2023 Repurchase Plan”), pursuant to which the Company is authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. The 2023 Repurchase Plan replaces the 2021 Repurchase Plan. Shares repurchased under the 2021 Repurchase Plan have all been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the Program includes broker commission costs.

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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2017 and December 31, 2022, with the comparative cumulative total returns of the S&P 500 Index, Nasdaq, Internet Index, S&P Internet Select Industry Index and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

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
Recent Developments
Telaria Merger, SpotX and SpringServe Acquisitions
On April 1, 2020, we completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading provider of connected television ("CTV") technology, on April 30, 2021, we completed the acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping CTV and video advertising globally, and on July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for CTV.
Following these transactions, we believe that we are the world's largest independent omni-channel sell-side advertising platform ("SSP"), offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, these transactions have strategically positioned us to take advantage of this trend, and we believe that CTV will be our biggest growth driver in future periods.
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We have been able to offset some of these increases through cost saving activities and the achievement of acquisition synergies. As part of our integration efforts, we recently introduced our unified CTV platform, Magnite Steaming, which merges leading technology from the legacy Magnite CTV and SpotX CTV platforms. We expect client migration to our unified platform to occur primarily through the first half of 2023 and expect the migration to be completed by the third quarter of 2023, and will continue to support certain aspects of our legacy CTV platforms through this transition, resulting in some temporary duplication of costs.
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
We recently announced a reduction of our global workforce by approximately 6%. The reduction in force was primarily associated with the elimination of duplicative technology roles resulting from the integration of our CTV platforms and represent additional costs synergies related to our acquisition.
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
In response to the COVID-19 pandemic and associated economic challenges, a significant number of advertisers, in particular with respect to certain categories of advertising that were particularly impacted by the pandemic and resulting stay-at-home orders, reduced their advertising budgets, resulting in an overall decrease in advertising spend through our platform compared to our pre-COVID expectations. We believe the negative impact on our revenue from the COVID-19 pandemic has largely subsided, although we did experience some negative impacts due to pandemic-related supply chain disruptions during the first half of 2022. More recently, our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, global hostilities, recession, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn led to reduced ad spend through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue. Refer to Item 1A. "Risk Factors" for additional information related to risks associated with the COVID-19 pandemic and other macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from our ad server and Demand Manager header-bidding product, where fees are either based on the number of impressions processed or a percentage of ad spend. In addition, we may receive certain fixed monthly fees for the use of our platform or products. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
Following the SpotX Acquisition, the percentage of our revenue reported on a gross basis increased significantly compared to pre-acquisition periods. During the first quarter of 2021 (prior to the SpotX Acquisition), our revenue reported on a gross basis was less than 3% of total revenue. For the twelve months ended December 31, 2022, our revenue reported on a gross basis was 18% of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in Note 4 of the "Notes to the Consolidated Financial Statements."
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
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as outsourced resources associated with the ongoing development and maintenance of our solution, depreciation and amortization, and to a lesser extent, facilities-related costs. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
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

Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended			Favorable/(Unfavorable) %
	December 31, 2022	December 31, 2021	December 31, 2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Revenue	$577,069	$468,413	$221,628	23%	111%
Expenses (1)(2):
Cost of revenue	307,165	201,662	77,747	(52)%	(159)%
Sales and marketing	200,081	170,406	76,030	(17)%	(124)%
Technology and development	93,757	74,449	51,546	(26)%	(44)%
General and administrative	81,382	64,789	52,987	(26)%	(22)%
Merger, acquisition, and restructuring costs	7,468	38,177	17,552	80%	(118)%
Total expenses	689,853	549,483	275,862	(26)%	(99)%
Loss from operations	(112,784)	(81,070)	(54,234)	(39)%	(49)%
Other (income) expense, net	22,813	13,918	(1,495)	(64)%	NM
Loss before income taxes	(135,597)	(94,988)	(52,739)	(43)%	(80)%
Provision (benefit) for income taxes	(5,274)	(95,053)	693	(94)%	NM
Net income (loss)	$(130,323)	$65	$(53,432)	NM	100%

NM means Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Cost of revenue	$1,666	$792	$525
Sales and marketing	21,558	15,718	8,229
Technology and development	19,961	11,857	7,451
General and administrative	18,929	11,297	10,416
Merger, acquisition, and restructuring costs	2,004	1,071	1,870
Total stock-based compensation expense	$64,118	$40,735	$28,491

(2) Depreciation and amortization expense included in our expenses was as follows:
	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Cost of revenue	$142,616	$78,115	$34,879
Sales and marketing	71,887	67,463	13,313
Technology and development	913	674	454
General and administrative	636	634	602
Total depreciation and amortization expense	$216,052	$146,886	$49,248

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	100%	100%	100%
Cost of revenue	53	43	35
Sales and marketing	35	36	34
Technology and development	16	16	23
General and administrative	14	14	24
Merger, acquisition, and restructuring costs	1	8	8
Total expenses	120	117	124
Loss from operations	(20)	(17)	(24)
Other (income) expense, net	4	3	—
Loss before income taxes	(23)	(20)	(24)
Provision (benefit) for income taxes	(1)	(20)	—
Net income (loss)	(23)%	—%	(24)%
Note: Percentages may not sum due to rounding
Comparison of the Years Ended December 31, 2022, 2021, and 2020
Revenue
Revenue increased $108.7 million, or 23%, for the year ended December 31, 2022 compared to the prior year. Our revenue growth was driven primarily by growth in CTV and mobile as well as incremental revenue from full-year results from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021. Revenue from CTV and mobile increased by $83.3 million, or 45%, and $27.8 million, or 17%, respectively. On a pro forma basis, including results from SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 7% for the year ended December 31, 2022 compared to the prior period.
Revenue increased $246.8 million, or 111%, for the year ended December 31, 2021 compared to the prior year. Our revenue growth was driven primarily by organic growth as well as incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the inclusion of a full year of results for Telaria, which was acquired on April 1, 2020. On a pro forma basis, including revenue for Telaria, SpotX and SpringServe during the relevant pre-acquisition period, revenue increased 30% for the year ended December 31, 2021 compared to the prior period, primarily due to growth in all channels, mainly driven by CTV and mobile, and a rebound from impacts of the COVID-19 pandemic, which were particularly pronounced in the first half of 2020.
We expect our revenue will increase in 2023 compared to 2022. Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. We believe that contributions to revenue from reserve auctions, in particular with respect to CTV which is largely transacted on a reserved basis, will continue to grow as a percentage of our total revenue. In general, we expect this shift will have a positive impact on our revenue due to both an increase in the volume of transactions and average CPM, despite the fact that reserve auctions generally carry a lower take rate compared to open auction transactions.
Our business is dependent in part on the overall health of the advertising market. Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the impact of macroeconomic challenges, such as the occurrence of a pandemic or health crisis, geopolitical events (including the conflict in Ukraine), and other macroeconomic factors like labor shortages, supply chain disruptions, recessionary concerns, and inflation impacting the markets and communities in which we operate. If economic conditions were to deteriorate further, we would likely experience a negative impact on our future revenue trends, and the magnitude of this impact is difficult to predict depending on the scope and duration of any recession. Refer to Item 1A. "Risk Factors" for additional information related to these risks and the impact they may have on our business.
Cost of Revenue
Cost of revenue increased $105.5 million, or 52%, for the year ended December 31, 2022 compared to the prior year primarily due to an increase of $64.5 million in depreciation and amortization. This increase was driven by incremental amortization due to the acceleration of the remaining lives of certain acquired intangible assets and capitalized software from the integration of our legacy Magnite CTV and SpotX CTV platforms into Magnite Streaming, as well as from a full year of amortization expense from the SpotX Acquisition. The incremental amortization due to the acceleration was $35.4 million. Costs of revenue also included increases of $26.9 million in data and bandwidth expenses and $10.5 million in traffic acquisition costs, both primarily due to revenue growth.
Cost of revenue increased $123.9 million, or 159%, for the year ended December 31, 2021 compared to the prior year primarily due to an increase in traffic acquisition cost of $49.9 million driven by the increase in revenue reported on a gross basis as a result of the SpotX Acquisition, an increase in depreciation and amortization expenses of $43.2 million also associated with the SpotX Acquisition, and an increase in data and bandwidth expenses of $21.4 million.
We expect cost of revenue to increase in 2023 compared to 2022 in absolute dollars primarily due to the accelerated amortization expense as discussed above, which is expected to result in approximately $114.3 million of net incremental non-cash expense through the third quarter of 2023 as compared to the original timing of its amortization. We also expect increases in our hosting costs, cloud costs, and other data center expenses to support the growth of our business.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses increased $29.7 million, or 17%, for the year ended December 31, 2022 compared to the prior year primarily due to the impact of the SpotX Acquisition, which resulted in substantial increases in headcount in mid-2021, as well as expenses related to the amortization of acquired intangibles. Compared to the prior year, sales and marketing included an increase of $17.5 million of personnel related expenses and $4.2 million in amortization of acquired intangibles relating to the SpotX Acquisition. In addition, the increase in sales and marketing expenses included $3.3 million related to travel and industry events due to the lifting of travel restrictions during the year.
Sales and marketing expenses increased $94.4 million, or 124%, for the year ended December 31, 2021 compared to the prior year primarily due to an increase of $54.1 million in amortization of acquired intangibles and other assets as a result of the SpotX Acquisition and the Telaria Merger, as well as increases in headcount from the SpotX Acquisition and full year results from the Telaria Merger, resulting in an additional $36.8 million of personnel related expenses.
We expect sales and marketing expenses to decrease in 2023 compared to 2022 in absolute dollars primarily due to decreases in amortization of acquired intangible assets. We expect these decreases to be partially offset by increases in personnel related expenses primarily driven by annual merit increases to current staff, higher marketing from the introduction of our new Magnite Streaming Platform, and increases in event, travel and entertainment expenses.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses increased $19.3 million, or 26%, for the year ended December 31, 2022 compared to the prior year, primarily due to an increase of $15.8 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
Technology and development expenses increased $22.9 million, or 44%, for the year ended December 31, 2021 compared to the prior year, primarily due to an increase of $21.2 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition and a full-year of results from the Telaria Merger.
We expect technology and development expenses to increase slightly in 2023 compared to 2022 in absolute dollars, primarily due to increased investment in software, outsourced resources, and travel and entertainment expenses. We expect these increases to be partially offset by decreased personnel related expenses due to the recent reduction in force associated with the elimination of duplicative technology and development roles resulting from the integration of our CTV platforms.
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
General and Administrative
General and administrative expenses increased $16.6 million, or 26%, for the year ended December 31, 2022 compared to the prior year, primarily due to increases of $10.2 million in personnel expenses mainly due to increases in stock-based compensation year-over-year, $2.0 million in facilities related expenses due to a return to office work environment, $1.8 million in business insurance and taxes, and $1.1 million related to travel and industry events due to the lifting of travel restrictions during the year.
General and administrative expenses increased by $11.8 million, or 22%, for the year ended December 31, 2021 compared to the prior year, primarily due to increases of $6.3 million in personnel expenses, $1.5 million in professional services, and $1.1 million in software license mainly attributed to the growth of the overall business as a result of the SpotX Acquisition.
We expect general and administrative expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to increases in personnel related expenses along with additional costs for a full-year return to office work environment.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
We incurred merger, acquisition, and restructuring costs of $7.5 million, $38.2 million, and $17.6 million during the years ended December 31, 2022, 2021, and 2020, respectively, primarily related to the SpotX and SpringServe Acquisitions, which were completed on April 30, 2021 and July 1, 2021, respectively, and the Telaria Merger, which was completed on April 1, 2020. In 2022, these costs were primarily due to restructuring activities related to the integration of our recent acquisitions, which included $3.3 million of impairment costs associated with abandoned technology, $2.0 million non-cash stock-based compensation expense associated with the acceleration of unvested equity awards, and $1.2 million of one-time cash-based employee termination costs.
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
Other (Income) Expense, Net

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Interest (income) expense, net	$29,260	$19,848	$(50)
Other income	(5,318)	(4,450)	(3,665)
Foreign exchange (gain) loss, net	(1,129)	(1,480)	2,220
Total other (income) expense, net	$22,813	$13,918	$(1,495)
Interest expense, net increased by $9.4 million during the year ended December 31, 2022 compared to the prior year, mainly due to a full year of interest expense associated with the Term Loan B Facility (defined below), which the Company entered into during April 2021, as well as increasing interest rates since our Term Loan B Facility carries a variable rate. The increase in interest expense was partially offset by increases in interest income of $2.9 million.
Interest expense, net increased by $19.9 million during the year ended December 31, 2021 compared to the prior year, for the same reasons above. Interest (income) expense, net was immaterial in the year ended December 31, 2020.
Our interest expense is expected to fluctuate as it is directly impacted by changes in market interest rates. While changes to interest income from our cash, cash equivalents and short-term investments do provide a mitigant to changes to interest expense from our Term Loans, they do not fully offset all of the impact from potential changes in underlying variable rates on our Term Loans.
Other income is primarily attributed to sublease income.
Foreign exchange (gain) loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign exchange gain, net during the year ended December 31, 2022 was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar. The foreign currency gain, net during the year ended December 31, 2021 was primarily attributable to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar. The foreign exchange loss, net during the year ended December 31, 2020 was primarily attributable to the currency movements between the same foreign currencies mentioned above relative to the U.S. Dollar

Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $5.3 million for the year ended December 31, 2022 compared to an income tax benefit of $95.1 million and income tax expense of $0.7 million for the years ended December 31, 2021 and 2020, respectively. The tax benefit for the year ended December 31, 2022 was primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the foreign income tax liability. The net deferred tax liabilities recorded in connection with the prior years acquisitions and our current year taxable income provided sources of taxable income to support the realizability of pre-existing deferred tax assets. We continue to maintain a partial valuation allowance for our domestic deferred tax assets.
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

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$577,069	$468,413	$221,628
Revenue ex-TAC	514,615	416,455	219,602
Gross profit	269,904	266,751	143,881
Net income (loss)	(130,323)	65	(53,432)
Adjusted EBITDA	178,790	148,659	43,065
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

The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the years ended December 31, 2022, 2021, and 2020, respectively:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Revenue	$577,069	$468,413	$221,628
Less: Cost of revenue	307,165	201,662	77,747
Gross profit	269,904	266,751	143,881
Add back: Cost of revenue, excluding TAC	244,711	149,704	75,721
Revenue ex-TAC	$514,615	$416,455	$219,602
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop, and each of these channels will continue to represent a meaningful portion of our revenue in future periods. Each of these digital channels has its own industry growth rate, with CTV and mobile projected to continue to grow steadily, while desktop growth flattens. MAGNA's October 2022 Programmatic Market forecast has estimated compound annual growth rates from 2022 to 2026 for mobile and desktop at 18% and 3%, respectively, and over the same period, eMarketer projected CTV to grow at a 20% compound annual growth rate.
We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital.
The following table presents Revenue ex-TAC by channel:

	Revenue ex-TAC
	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Channel:
CTV	$214,803	$143,407	$34,319
Mobile	188,116	160,067	108,353
Desktop	111,696	112,981	76,930
Total	$514,615	$416,455	$219,602
Revenue ex-TAC increased $98.2 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in Revenue ex-TAC was primarily due to incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021, as well as organic growth across CTV and mobile. We saw substantial growth in our CTV channel, which benefited from a full year of results from the SpotX and Spring Serve Acquisitions, as well as modest growth in mobile, which was partially offset by a decline in our Revenue ex-TAC from desktop.
Revenue ex-TAC increased $196.9 million, or 90%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in Revenue ex-TAC was primarily due to contributions from the SpotX and SpringServe Acquisitions and a full year of results from the Telaria Merger, which were completed on April 30, 2021, July 1, 2021, and April 1, 2020, respectively, as well as organic growth across all channels as the business recovered from COVID-19 advertising lows in 2020.
We expect Revenue ex-TAC to increase in 2023 compared to 2022. We believe that CTV will be our biggest growth driver in future periods and continue to represent a higher percentage of our overall Revenue ex-TAC, with mobile as our second biggest driver. Our mobile business consists of two components, mobile web and mobile applications. Initially our mobile business consisted primarily of mobile web, which is similar to our desktop business, but our mobile application business has been the growth driver behind our mobile business. We therefore expect our growth within mobile to come largely from our mobile applications business and, in particular, mobile in-app video.
Lower industry growth rates in desktop will make growing desktop Revenue ex-TAC more challenging; however, in future periods we believe we will be able to grow our desktop business in excess of industry projections by capturing market share through SPO and expansion of publisher relationships. We expect our desktop business to decline as an overall percentage of our revenue in future periods. However, we expect that it will continue to represent a significant part of our Revenue ex-TAC in the near term. Therefore, we believe the mix of our desktop business will continue to dampen our overall growth rate.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, impairment charges, interest income or expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, non-operational real estate and other expense (income), net, and provision (benefit) for income taxes. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Net income (loss)	$(130,323)	$65	$(53,432)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	31,658	25,017	24,337
Amortization of acquired intangibles	184,394	121,869	24,911
Stock-based compensation expense	64,118	40,735	28,491
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	5,464	37,106	15,682
Non-operational real estate and other expense, net	622	552	213
Interest (income) expense, net	29,260	19,848	(50)
Foreign exchange (gain) loss, net	(1,129)	(1,480)	2,220
Provision (benefit) for income taxes	(5,274)	(95,053)	693
Adjusted EBITDA	$178,790	$148,659	$43,065
Adjusted EBITDA increased by $30.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to incremental revenue growth from the SpotX Acquisition and organic growth.
Adjusted EBITDA increased by $105.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases in revenue from both organic growth and the SpotX and SpringServe Acquisitions, which are discussed in section "Comparison of the Years Ended December 31, 2022, 2021, and 2020" and improved operating leverage from our increased scale and related cost synergies.

Liquidity and Capital Resources
Liquidity
At December 31, 2022, we had cash and cash equivalents of $326.3 million, of which $34.0 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $754.6 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility (as defined below), of which approximately $5.3 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
Our working capital needs and cash conversion cycle, which is influenced by seasonality and may be negatively impacted as a result of pandemics, inflationary, recessionary and other macroeconomic challenges, can have large fluctuations due to the timing of receipts from buyers and timing of disbursements to sellers. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased. Our capital expenditure investments tend to be higher in the second half of the year. The impacts from changes in working capital and capital expenditures can significantly impact our cash flows and therefore, our liquidity during any period presented.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, such as health epidemics, including the COVID-19 pandemic, geopolitical events, including the evolving conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate and the factors set forth in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At December 31, 2022, the balance of the Convertible Senior Notes was $392.6 million, net of unamortized debt issuance costs of $7.4 million. Accrued interest for the Convertible Senior Notes at December 31, 2022 was $0.3 million.
In conjunction with the issuance of the Convertible Senior Notes, we entered into capped call transactions to reduce the Company's exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Senior Notes. The Company may owe additional cash or shares to the holders of the Convertible Senior Notes upon early conversion if our stock price exceeds $91.260 per share, which is subject to certain adjustments. Although the Company’s incremental exposure to the additional cash payment above the principal amount of the Convertible Senior Notes is reduced by the capped calls, conversion of the Convertible Senior Notes by the holders may cause dilution to the ownership interests of existing stockholders. See Note 17 in the "Notes to Consolidated Financial Statements" for more information regarding terms and conditions of the Convertible Senior Notes and the capped call transactions.
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. At December 31, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Term Loan B Facility at December 31, 2022 was $0.8 million.
In December 2021, the Board of Directors approved a repurchase program (the "2021 Repurchase Plan"), under which the Company was authorized to purchase up to $50.0 million of its common stock from December 10, 2021 through December 10, 2022. In November 2022, the Board of Directors approved an extension of the repurchase program through December 15, 2023. Approximately $28.3 million remained available for purchase under this repurchase program as of December 31, 2022. In February 2023, our Board of Directors approved a repurchase plan (the “2023 Repurchase Plan”), pursuant to which the Company is authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. The 2023 Repurchase Plan replaces the 2021 Repurchase Plan. The repurchase program allows the Company to repurchase its common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Cash flows provided by (used in) operating activities	$192,550	$126,589	$(12,065)
Cash flows provided by (used in) investing activities	(65,152)	(690,997)	32,636
Cash flows provided by (used in) financing activities	(30,172)	678,053	7,354
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,417)	(683)	918
Change in cash, cash equivalents and restricted cash	$95,809	$112,962	$28,843
Operating Activities
Our cash flows from operating activities are primarily driven by revenue from transactions of advertising on our platform, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
During the year ended December 31, 2022, net cash provided by operating activities was $192.6 million, compared to net cash provided by operating activities of $126.6 million during the year ended December 31, 2021 and net cash used in operating activities of $12.1 million during the year ended December 31, 2020. Our operating activities included net loss of $130.3 million, net income of $0.1 million, and net loss of $53.4 million for the years ended December 31, 2022 and 2021, and 2020, respectively, which were offset by non-cash adjustments of $282.4 million, $94.6 million, and $76.4 million, respectively. Net changes in our working capital resulted in increases of $40.4 million and $31.9 million in cash provided by operating activities in 2022 and 2021, respectively, and resulted in decreases of $35.1 million in cash provided by operating activities in 2020. The net changes in working capital for all periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, capital expenditures in support of creating and enhancing our technology infrastructure, and investments in, and maturities of, available-for-sale securities. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. We anticipate investment in internal use software development and purchases of property and equipment to decrease in 2023 compared to 2022. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year, however, in 2023 we expect these investments to occur more evenly throughout the year.
During the year ended December 31, 2022, net cash used by investing activities was $65.2 million, compared to net cash used by investing activities of $691.0 million during the year ended December 31, 2021 and net cash provided by investing activities of $32.6 million during the year ended December 31, 2020. During the year ended December 31, 2022, 2021, and 2020, we used cash for purchases of property and equipment of $30.8 million, $17.7 million, and $14.3 million, respectively, and used cash for investments in our internally developed software of $13.6 million, $11.4 million, and $7.7 million, respectively. During the year ended December 31, 2022, we used net cash of $20.8 million to acquire Carbon. During the year ended December 31, 2021, we used net cash of $661.9 million to acquire SpotX, SpringServe, and Nth Party. During the year ended December 31, 2020, we acquired $54.6 million cash in the Telaria Merger.

Financing Activities
Our financing activities consisted of our Convertible Senior Notes transactions, repayment of amounts borrowed under our Term Loan B Facility, transactions related to our equity plans, and stock purchases under the share repurchase plan.
During the year ended December 31, 2022, net cash used in financing activities was $30.2 million, compared to net cash provided by financing activities of $678.1 million and $7.4 million during the years ended December 31, 2021 and December 31, 2020, respectively. Cash outflows from financing activities for the year ended December 31, 2022 primarily included $15.7 million for payments related to share repurchases, $14.5 million for taxes paid related to net share settlement of stock-based awards, and $3.6 million for repayment of our Term Loan B. These outflows for the year ended December 31, 2022 were partially offset by cash proceeds from issuance of common stock under our employee stock purchase plan of $3.7 million and from stock options exercised of $2.2 million. Cash inflows from financing activities for the year ended December 31, 2021 included $400.0 million in proceeds from our Convertible Senior Notes offering, $349.2 million in net proceeds from our Term Loan B Facility, cash proceeds from stock options exercised of $9.4 million and $3.7 million cash proceeds from issuance of common stock under our employee stock purchase plan. These inflows for the year ended December 31, 2021 were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Senior Notes offering, debt issuance cost payments of $30.4 million, repurchases of $6.0 million of treasury stock in conjunction with our stock repurchase plan, $6.5 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares, $1.8 million repayment of Term Loan B, and repayment of $0.6 million financing lease obligations. Cash inflows from financing activities for the year ended December 31, 2020 included cash proceeds from stock option exercised of $13.5 million and cash proceeds from issuance of common stock under our employee stock purchase plan of $1.7 million, partially offset by payments of $7.9 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2022 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 16 - Commitments and Contingencies.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, operating lease agreements, including data centers, cloud hosting services that expire at various times through 2033, and indemnification holdback associated with acquisitions. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Lease liabilities associated with leases included Right of Use Assets as of December 31, 2022	$25,711	$22,224	$14,466	$12,007	$7,425	$21,011	$102,844
Obligations for leases not included in Lease liabilities as of December 31, 2022	226	226	226	226	226	1,095	2,225
Convertible Senior Notes	—	—	—	400,000	—	—	400,000
Interest, Convertible Senior Notes	1,000	1,000	1,000	500	—	—	3,500
Term Loan B (1)	3,600	3,600	3,600	3,600	3,600	336,600	354,600
Interest, Term Loan B (2)	34,221	33,155	32,724	32,383	32,043	10,545	175,071
Operating sublease income	(4,925)	(4,767)	(1,751)	(260)	—	—	(11,703)
Other non-cancelable obligations	9,453	6,859	2,070	—	—	—	18,382
Total	$69,286	$62,297	$52,335	$448,456	$43,294	$369,251	$1,044,919
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that may be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 9.33%, which was the rate as of December 31, 2022 for the associated Term Loan B Facility.
Obligations for leases not included in lease liabilities as of December 31, 2022 include commitments under agreements for office spaces that have not commenced as of December 31, 2022.
Payments associated with our Convertible Senior Notes and Term Loan B are based on contractual terms and intended timing of repayments of long-term debt and associated interest.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year as of December 31, 2022 and indemnification holdback obligations associated with acquisitions. Other non-cancelable obligations above excludes a variable commitment from an agreement for third-party cloud-managed services. The variable commitment begins in July 2023 and ends in June 2025. The future obligation under this agreement will be based on actual spend, as defined in the agreement, with the third-party provider from July 2022 through June 2023. We estimate the future minimum annual obligation to be approximately $50 million to $55 million in each twelve-month period (i.e., July 2023 to June 2024 and July 2024 to June 2025).
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2022.

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
We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs, (iii) the recoverability of intangible assets and goodwill and the determination of the estimated useful lives of intangible assets, (iv) assumptions used in the valuation models to determine the fair value of stock options, awards with market and performance conditions and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020.
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
Software development activities generally consist of three stages, (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post implementation stage. Costs incurred in the planning and post implementation stages of software development, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. We capitalize costs associated with software developed for internal use when the planning stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.
We amortize internal use software development costs using a straight-line method over a three year estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. We determined the life of internal use software based on historical software upgrades and replacement.
On an ongoing basis, we assess if the estimated remaining useful lives of capitalized projects continue to be reasonable based on the remaining expected benefit and usage. If the remaining useful life of a capitalized project is revised, it is accounted for as a change in estimate and the remaining unamortized cost of the underlying asset is amortized prospectively over the updated remaining useful life. During the fourth quarter of 2022, we accelerated the remaining useful lives of certain capitalized internal use software projects due to the integration of our legacy CTV platforms, which resulted in approximately $0.7 million of incremental amortization expense during the year.
We also evaluate internal use software for abandonment and use that as a significant indicator for impairment on a quarterly basis.
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
On an ongoing basis, we assess if the estimated remaining useful lives of acquired intangible assets continue to be reasonable based on the remaining expected benefit and usage. If the remaining useful life of an intangible is revised, it is accounted for as a change in estimate and the remaining unamortized cost of the underlying asset is amortized prospectively over the updated remaining useful life. During the fourth quarter of 2022, we accelerated the remaining useful lives of certain acquired intangible assets due to the integration of our legacy CTV platforms, which resulted in around $34.7 million of incremental amortization expense during the year.
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
We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate has now reset above the floor on such underlying interest rate. The fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors increases relative to when the loans were issued. As of December 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. The annualized impact to interest expense for each 100 basis points increase above the LIBOR Floor on our Term Loan B Facility is approximately $3.5 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower than $3.5 million depending on the timing and magnitude of such rate changes relative to our LIBOR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment opportunities and policy relative to our overall objectives. With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance existing debt or raise new debt in the future, and the prevailing cost or terms for that debt differs from terms in our current debt agreements.
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at December 31, 2022 and December 31, 2021, including intercompany balances, would result in a foreign currency loss of approximately $10.5 million and $6.2 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnite, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Revenue — Highly Automated Systems to Process and Record Revenue - Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company’s revenues consist of transaction-based fees and is made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. Due to the fact that revenue transactions do not consist of the transfer of physical goods, but are derived from the purchase and sale of digital advertising inventory through their platforms, the processing and recording of revenue is highly automated and is based on contractual terms with advertisers and publishers. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
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
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the design, implementation, effectiveness of general IT controls over the systems, including testing of user access controls, change management controls, and IT operations controls.
◦We tested the design, implementation, and operating effectiveness of system interface controls and automated controls within the revenue process, as well as controls designed to ensure the accuracy and completeness of revenue.
◦For the relevant platform systems, in order to test that transactions are being processed and recorded completely and accurately, we independently created test impressions and traced such impressions through the systems to final output for financial reporting.
•We tested the design, implementation, and operating effectiveness of controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We evaluated recorded revenue and revenue trends and used data analytics to analyze transactional revenue data.
•We tested revenue through the use of technology-based data analysis tools, to inspect journal entries to:
◦Identify significant relationships in the revenue population and
◦Sufficiently understand significant relationships and related accounts affecting revenue
•We performed audit procedures on those related accounts determined to have a significant relationship with revenue. Such procedures included sending confirmations to customers for a selection of accounts receivable and tracing cash receipts received after year end back to accounts receivable as of the balance sheet date. We also performed a combination of audit procedures on publisher payables, which included subsequent disbursements testing, recalculation of publisher payable amounts, and substantive analytical procedures.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 22, 2023
We have served as the Company's auditor since 2018.

MAGNITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$326,254	$230,401
Accounts receivable, net	976,506	927,781
Prepaid expenses and other current assets	23,501	19,934
TOTAL CURRENT ASSETS	1,326,261	1,178,116
Property and equipment, net	44,969	34,067
Right of use lease asset	78,211	76,986
Internal use software development costs, net	23,671	20,093
Intangible assets, net	253,501	426,615
Goodwill	978,217	969,873
Other assets, non-current	7,383	6,862
TOTAL ASSETS	$2,712,213	$2,712,612
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,094,321	$1,000,956
Lease liabilities - current portion	21,172	19,142
Debt, current	3,600	3,600
Other current liabilities	5,939	5,697
TOTAL CURRENT LIABILITIES	1,125,032	1,029,395

Debt, non-current, net of debt issuance costs	722,757	720,023
Lease liabilities, non-current	66,331	66,487
Deferred tax liability, net	5,072	13,303
Other liabilities, non-current	1,723	2,647
TOTAL LIABILITIES	1,920,915	1,831,855
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2022 and December 31, 2021; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 500,000 shares authorized; 134,006 and 132,553 shares issued at December 31, 2022 and December 31, 2021, respectively, and 134,006 and 132,204 shares outstanding at December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,319,221	1,282,589
Accumulated other comprehensive loss	(3,151)	(1,376)
Treasury stock at cost, 0 and 349 shares outstanding at December 31, 2022 and December 31, 2021, respectively	—	(6,007)
Accumulated deficit	(524,774)	(394,451)
TOTAL STOCKHOLDERS' EQUITY	791,298	880,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,712,213	$2,712,612
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	$577,069	$468,413	$221,628
Expenses:
Cost of revenue	307,165	201,662	77,747
Sales and marketing	200,081	170,406	76,030
Technology and development	93,757	74,449	51,546
General and administrative	81,382	64,789	52,987
Merger, acquisition, and restructuring costs	7,468	38,177	17,552
Total expenses	689,853	549,483	275,862
Loss from operations	(112,784)	(81,070)	(54,234)
Other (income) expense:
Interest (income) expense, net	29,260	19,848	(50)
Other income	(5,318)	(4,450)	(3,665)
Foreign exchange (gain) loss, net	(1,129)	(1,480)	2,220
Total other (income) expense, net	22,813	13,918	(1,495)
Loss before income taxes	(135,597)	(94,988)	(52,739)
Provision (benefit) for income taxes	(5,274)	(95,053)	693
Net income (loss)	$(130,323)	$65	$(53,432)
Net income (loss) per share:
Basic	$(0.98)	$—	$(0.55)
Diluted	$(0.98)	$—	$(0.55)
Weighted average shares used to compute net income (loss) per share:
Basic	132,887	126,294	96,700
Diluted	132,887	136,261	96,700
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income (loss)	$(130,323)	$65	$(53,432)
Other comprehensive loss:
Foreign currency translation adjustments	(1,775)	(419)	(912)
Other comprehensive loss	(1,775)	(419)	(912)
Comprehensive loss	$(132,098)	$(354)	$(54,344)
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	53,888	$1	$453,064	$(45)	$(341,084)	—	$—	$111,936
Exercise of common stock options	3,359	—	13,548	—	—	—	—	13,548
Issuance of common stock related to employee stock purchase plan	381	—	1,660	—	—	—	—	1,660
Issuance of common stock related to RSU vesting	5,126	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(824)	—	(7,854)	—	—	—	—	(7,854)
Issuance of common stock associated with the Telaria Merger	52,099	1	275,772	—	—	—	—	275,773
Exchange of stock options and RSU related to Telaria Merger	—	—	11,646	—	—	—	—	11,646
Stock-based compensation	—	—	29,248	—	—	—	—	29,248
Other comprehensive loss	—	—	—	(912)	—	—	—	(912)
Net loss	—	—	—	—	(53,432)	—	—	(53,432)
Balance at December 31, 2020	114,029	2	777,084	(957)	(394,516)	—	—	381,613
Exercise of common stock options	1,560	—	9,425	—	—	—	—	9,425
Issuance of common stock related to employee stock purchase plan	255	—	3,714	—	—	—	—	3,714
Issuance of common stock related to RSU vesting	4,624	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(289)	—	(6,496)	—	—	—	—	(6,496)
Issuance of common stock associated with SpotX Acquisition	12,374	—	495,591	—	—	—	—	495,591
Purchase of treasury stock	—	—	—	—	—	(349)	(6,007)	(6,007)
Capped call options	—	—	(38,960)	—	—	—	—	(38,960)
Stock-based compensation	—	—	42,231	—	—	—	—	42,231
Other comprehensive loss	—	—	—	(419)	—	—	—	(419)
Net income	—	—	—	—	65	—	—	65
Balance at December 31, 2021	132,553	2	1,282,589	(1,376)	(394,451)	(349)	(6,007)	880,757
Exercise of common stock options	613	—	2,234	—	—	—	—	2,234
Issuance of common stock related to employee stock purchase plan	426	—	3,744	—	—	—	—	3,744
Issuance of common stock related to RSU vesting	3,276	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,270)	—	(14,498)	—	—	—	—	(14,498)
Purchase of treasury stock	—	—	—	—	—	(1,243)	(15,663)	(15,663)
Retirement of common stock	(1,592)	—	(21,670)	—	—	1,592	21,670	—
Stock-based compensation	—	—	66,822	—	—	—	—	66,822
Other comprehensive loss	—	—	—	(1,775)	—	—	—	(1,775)
Net loss	—	—	—	—	(130,323)	—	—	(130,323)
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	$—	$—	$791,298
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES:
Net income (loss)	$(130,323)	$65	$(53,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	216,052	146,886	49,248
Stock-based compensation	64,118	40,735	28,491
Impairment of intangible assets	3,320	—	—
(Gain) loss on disposal of property and equipment	(86)	130	(22)
Provision for doubtful accounts	(163)	49	(138)
Amortization of debt discount and issuance costs	6,785	4,925	—
Non-cash lease expense	1,485	(350)	(784)
Deferred income taxes	(8,802)	(98,770)	789
Unrealized foreign currency gains, net	(271)	(2,259)	(1,161)
Other items, net	—	3,292	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(46,325)	(254,368)	(103,836)
Prepaid expenses and other assets	(4,228)	1,324	(10,095)
Accounts payable and accrued expenses	91,377	284,905	75,064
Other liabilities	(389)	25	3,811
Net cash provided by (used in) operating activities	192,550	126,589	(12,065)
INVESTING ACTIVITIES:
Purchases of property and equipment	(30,815)	(17,697)	(14,292)
Capitalized internal use software development costs	(13,582)	(11,431)	(7,667)
Mergers and acquisitions, net of cash acquired and indemnification claims holdback	(20,755)	(661,869)	54,595
Net cash provided by (used in) investing activities	(65,152)	(690,997)	32,636
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	—	400,000	—
Proceeds from issuance of debt, net of debt discount	—	349,200	—
Payment for capped call options	—	(38,960)	—
Payment for debt issuance costs	—	(30,378)	—
Proceeds from exercise of stock options	2,234	9,425	13,548
Proceeds from issuance of common stock under employee stock purchase plan	3,744	3,714	1,660
Repayment of debt	(3,600)	(1,800)	—
Repayment of financing lease	(807)	(645)	—
Purchase of treasury stock	(15,663)	(6,007)	—
Taxes paid related to net share settlement	(14,498)	(6,496)	(7,854)
Payment of indemnification claims holdback	(1,582)	—	—
Net cash provided by (used in) financing activities	(30,172)	678,053	7,354
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,417)	(683)	918
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	95,809	112,962	28,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	230,693	117,731	88,888
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$326,502	$230,693	$117,731
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$326,254	$230,401	$117,676
Restricted cash included in prepaid expenses and other current assets	248	240	—
Restricted cash included in other assets, non-current	—	52	55
Total cash, cash equivalents and restricted cash	$326,502	$230,693	$117,731

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$4,932	$2,141	$1,614
Cash paid for interest	$26,320	$12,908	$101
Capitalized assets financed by accounts payable and accrued expenses	$1,295	$2,171	$42
Capitalized stock-based compensation	$2,704	$1,496	$757
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$20,131	$42,013	$2,036
Purchase consideration - indemnification claims holdback	$2,293	$1,602	$—
Common stock and options issued for mergers and acquisitions	$—	$495,591	$287,418
Debt discount, non-cash	$—	$10,800	$—

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
On June 8, 2020, the Company voluntarily delisted its common stock from the New York Stock Exchange ("NYSE") and commenced listing on The Nasdaq Global Select Market of The Nasdaq Stock Market LLC ("Nasdaq"). On June 30, 2020, the Company changed its name from "The Rubicon Project, Inc." to "Magnite, Inc." In connection with the name change, the Company also changed its ticker symbol from "RUBI" to "MGNI." Magnite has its principal offices in New York City, Los Angeles, Denver, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
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
    Use of Estimates
    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty as a result of the COVID-19 pandemic, geopolitical events, including the conflict in Ukraine, and economic and macroeconomic factors like labor shortages, supply chain disruptions, inflation, and recessionary concerns impacting the markets and communities in which the Company's clients operate, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of these factors on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and how quickly and to what extent normal economic and operating conditions can resume. During the year ended December 31, 2022, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
    On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) amounts capitalized and the useful lives of intangible assets, internal use software development costs, and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, (v) the realization of tax assets and estimates of tax liabilities, (vi) assumptions used in valuation models to determine the fair value of stock-based awards, (vii) fair value of financial instruments, (viii) the recognition and disclosure of contingent liabilities, and (ix) the assumptions used in valuing acquired assets and assumed liabilities in business combinations.
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
    Revenue Recognition
    The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. The Company also generates revenue from the SpringServe ad server and Demand Manager header-bidding product, where fees are either based on the number of impressions processed or a percentage of ad spend. In addition, the Company may receive certain fixed monthly fees for the use of its platform or products. The Company's platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. The Company's solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company's platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
    Sales and Marketing. The Company's sales and marketing expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with client relationships, backlog, and non-compete agreements from the Company's business acquisitions and, to a lesser extent, facilities-related costs and depreciation and amortization. The Company's sales organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers. The Company amortizes acquired intangibles associated with client relationships and backlog from its business acquisitions over their estimated useful lives.
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
    Merger, Acquisition, and Restructuring Costs. The Company's merger, acquisition, and restructuring costs consist primarily of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges associated with mergers, acquisitions, or restructuring activities, and other restructuring activities, including facility closures, relocation costs, and impairment costs of abandoned technology associated with restructuring activities.
    Stock-Based Compensation
    Compensation expense related to employee and non-employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company grants awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on our stock price exceeding a peer index, or market conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo lattice model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.

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
    A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. The Company maintains a partial valuation allowance to offset its domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from the net operating loss carryforwards and other deferred tax assets.
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
    Capital Stock
    The Company has authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has issued common stock, which is included in outstanding common stock on the Company's consolidated balance sheets. During 2021 and 2022, the Company repurchased shares of common stock, which was recorded as treasury stock on the Company's consolidated balance sheets. In 2022, all repurchased shares, including any outstanding treasury stock from 2021, were subsequently retired. The Company has not issued any shares of its preferred stock subsequent to the Company's initial public offering ("IPO") and does not have any preferred stock outstanding.
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to affect the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2022 was 33,067,253.

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
    Restricted Cash
    The Company classifies certain restricted cash balances within prepaid expenses and other current assets and other assets, non-current on the consolidated balance sheets based upon the term of the remaining restrictions. At December 31, 2022 and 2021, the Company had restricted cash of $0.2 million and $0.3 million, respectively.
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
    Software development activities generally consist of three stages, (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post implementation stage. Costs incurred in the planning and post implementation stages of software development, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed for internal use when the planning stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose. Internal use software development costs are amortized using a straight-line method over the estimated useful life, which is generally three years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. On an ongoing basis, the Company assesses the remaining estimated useful lives of internal use software projects. If remaining useful lives are revised, the change is accounted for as a change in estimate.
    The Company does not transfer ownership of its software, or lease its software, to third parties.
Capitalized Costs Incurred in Cloud Computing Arrangements
Cloud computing arrangements, such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a cloud computing arrangement includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its cloud computing arrangements that are service contracts, which are included in prepaid expenses and other current assets and other assets, non-current within the consolidated balance sheets. The Company amortizes capitalized implementation costs in a cloud computing arrangement over the life of the service contract, which generally is three years.
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
    The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	5
In-process research and development	3 to 5
Customer relationships	0.5 to 4
Backlog	0.75
Non-compete agreements	1 to 2
Other intangible assets	0.25 to 1.5

    On an ongoing basis, the Company assesses the remaining estimated useful lives of intangible assets. If remaining useful lives are revised, the change is accounted for as a change in estimate.
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
The Company records rent expense for operating leases, including leases of office locations, data centers, and equipment, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. Lease liability, which represents the present value of the Company's obligation related to the estimated future lease payments, is included in lease liabilities, current and lease liabilities, non-current within the consolidated balance sheets. These liability balances are reduced as lease related payments are made. For operating leases, the right of use ("ROU") asset is amortized on a periodic basis over the expected term of the lease (see Note 15). Finance leases are included in property and equipment, net on the consolidated balance sheets.
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
    At December 31, 2022, two buyers accounted for 45% and 9%, respectively, of consolidated accounts receivable. At December 31, 2021, two buyers accounted for 44% and 10%, respectively, of accounts receivable.
    The Company recognizes revenue from its contracts with sellers. No seller of advertising inventory accounted for 10% or more of revenue during the years ended December 31, 2022, 2021, and 2020.
    At December 31, 2022, one seller of advertising inventory accounted for 28% of accounts payable and at December 31, 2021, one seller of advertising inventory accounted for 21% of accounts payable.

    Foreign Currency Transactions and Translation
    Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Foreign exchange gains or losses are included in foreign exchange (gain) loss, net in the accompanying consolidated statements of operations. To the extent that the functional currency is different from the U.S. Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
    Recently Adopted Accounting Standards
    In July 2021, the FASB issued Update No. 2021-05, Leases (Topic 842)—Lessors – Certain Leases with Variable Lease Payments ("ASU 2021-05"). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if specified criteria are met. The Company adopted ASU 2021-05 on January 1, 2022 on a prospective basis, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. The Company will adopt this standard prospectively and apply the guidance to future acquisitions, if any.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have a material impact on the Company’s present or future consolidated financial statements.

Note 3—Net Income (Loss) Per Share
    The following table presents the basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands, except per share amounts)
Basic Income (Loss) Per Share:
Net income (loss)	$(130,323)	$65	$(53,432)
Weighted-average common shares outstanding	132,887	126,294	96,700
Weighted-average unvested restricted shares	—	—	—
Weighted-average common shares outstanding used to compute net income (loss) per share	132,887	126,294	96,700
Basic net income (loss) per share	$(0.98)	$—	$(0.55)

Diluted Income (Loss) Per Share:
Net income (loss)	$(130,323)	$65	$(53,432)

Denominator adjustment:
Weighted-average common shares used in basic EPS	132,887	126,294	96,700
Dilutive effect of weighted-average restricted stock units	—	5,294	—
Dilutive effect of weighted-average common stock options	—	4,435	—
Dilutive effect of weighted-average performance stock units	—	197	—
Dilutive effect of weighted-average ESPP shares	—	41	—
Weighted-average shares used to compute diluted net income (loss) per share	132,887	136,261	96,700
Diluted net income (loss) per share	$(0.98)	$—	$(0.55)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Unvested restricted stock units	1,506	—	4,713
Options to purchase common stock	1,864	—	2,317
Unvested performance awards	124	—	40
ESPP shares	18	—	50
Convertible Senior Notes	6,262	4,940	—
Total shares excluded from net income (loss) per share	9,774	4,940	7,120
For the years ended December 31, 2022 and December 31, 2020, the Company excluded outstanding performance stock units from the calculation of diluted net loss per share because they were anti-dilutive. As of December 31, 2022, the performance stock units granted during April 2020, April 2021, August 2021, and February 2022 had expected achievement levels of 116%, 0%, 0%, and 81%, respectively. As of December 31, 2020, the performance stock units granted during April 2020 had expected achievement level of 150%.
As of December 31, 2021, the Company included outstanding performance stock units in the calculation of diluted net income per share. As of December 31, 2021, the performance stock units granted during April 2020, April 2021, and August 2021 had expected achievement levels of 150%, 0%, and 0%, respectively.
Refer to Note 12 —"Stock-Based Compensation" for additional information related to performance stock units.

For the years ended December 31, 2022 and December 31, 2021, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 17) were excluded from the calculation of diluted loss per share because they were anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of December 31, 2022 and 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 6,261,560. Refer to Note 17—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
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
The following table presents our revenue recognized on a net basis and on a gross basis for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	(in thousands, except percentages)
Revenue:
Net basis	$475,633	82%	$389,358	83%	$218,222	98%
Gross basis	101,436	18	79,055	17	3,406	2
Total	$577,069	100%	$468,413	100%	$221,628	100%
The following table presents our revenue by channel for the years ended December 31, 2022, 2021, 2020:

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	(in thousands, except percentages)
Channel:
CTV	$268,572	47%	$185,254	40%	$34,319	15%
Mobile	192,803	33	164,977	35	108,353	49
Desktop	115,694	20	118,182	25	78,956	36
Total	$577,069	100%	$468,413	100%	$221,628	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
United States	$447,634	$365,161	$161,570
International	129,435	103,252	60,058
Total	$577,069	$468,413	$221,628

Payment terms are specified in agreements between the Company and the buyers and sellers on its platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy-five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the Company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (see Note 10). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $1.1 million at December 31, 2022, and $3.5 million at December 31, 2021. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $0.6 million and $2.1 million as of December 31, 2022 and December 31, 2021, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 2022, 2021, and 2020, respectively:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Allowance for doubtful accounts, Beginning Balance	$3,475	$2,360	$3,400
Allowance for doubtful accounts, assumed from mergers or acquisitions	—	835	1,033
Write-offs	(751)	(337)	(3,054)
Increase (decrease) in provision for expected credit losses	(1,719)	597	870
Recoveries of previous write-offs	87	20	111
Allowance for doubtful accounts, December 31	$1,092	$3,475	$2,360
During the years ended December 31, 2022, 2021, and 2020, the provision for expected credit losses associated with accounts receivable and the offset by increases of contra seller payables related to recoveries of uncollected buyer receivables resulted in a net amount of bad debt each year. During the year ended December 31, 2022, the decrease in the provision for expected credit losses associated with accounts receivable of $1.7 million was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.6 million, which resulted in an $0.2 million amount of bad debt recoveries. During the year ended December 31, 2021, the provision for expected credit losses associated with accounts receivable of $0.6 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in an immaterial amount of bad debt expense. During the year ended December 31, 2020, the provision for expected credit losses associated with accounts receivable of $0.9 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.0 million, which resulted in $0.1 million of bad debt recoveries.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$259,647	$259,647	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2021:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$7,869	$7,869	$—	$—
At December 31, 2022 and 2021, cash equivalents of $259.6 million and $7.9 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At December 31, 2022 and 2021, the Company had Convertible Senior Notes and its Term Loan B Facility (as defined in Note 17) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $305.0 million and $315.5 million, as of December 31, 2022 and 2021,respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2022 and 2021 and is classified as Level 2 in the fair value hierarchy. At December 31, 2022, the estimated fair value of the Company's Term Loan B Facility was $333.3 million and at December 31, 2021, the estimated fair value of the Company's Term Loan B Facility approximated the carrying value. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the years ended December 31, 2022 and 2021.

Note 6—Property and Equipment
    Major classes of property and equipment were as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Purchased software	$1,250	$1,214
Computer equipment and network hardware	150,405	124,907
Furniture, fixtures and office equipment	3,659	3,476
Leasehold improvements	3,368	3,307
Gross property and equipment	158,682	132,904
Accumulated depreciation	(113,713)	(98,837)
Net property and equipment	$44,969	$34,067
    Depreciation expense on property and equipment totaled $19.0 million, $16.1 million, and $16.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. There were no impairment charges to property and equipment for the years ended December 31, 2022, 2021, and 2020.
    As part of the April 30, 2021 acquisition of SpotX, the Company acquired finance leases related primarily to network hardware. The accumulated depreciation related to assets under finance leases was approximately $1.3 million and $0.5 million as of December 31, 2022 and 2021, respectively, and was included in depreciation expense when recognized. See Note 15 for more information regarding the related finance lease obligation.
    The Company's property and equipment, net by geographical region was as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
United States	$31,036	$23,495
International	13,933	10,572
Total	$44,969	$34,067

Note 7—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Internal use software development costs, gross	77,151	$62,490
Accumulated amortization	(53,480)	(42,397)
Internal use software development costs, net	$23,671	$20,093
During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $16.2 million, $12.9 million, and $9.2 million, respectively, of internal use software development costs. Amortization expense was $12.6 million, $9.0 million, and $8.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. In the years ended December 31, 2022, 2021, and 2020, amortization expense included the write-off of software development costs of $1.5 million, $0.1 million, and $0.1 million, in the respective periods, related to the abandonment of the associated projects.
During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of capitalized software projects related to integration of its technology platforms. The change in the remaining estimated useful lives for the related projects resulted in increased amortization expense of $0.7 million for the year ended December 31, 2022. The increased amortization expense increased the basic and diluted loss per share by $0.01, net of tax, for the year ended December 31, 2022.
Based on the Company’s internal use software development costs at December 31, 2022, excluding projects that are not ready for their intended use with a value of $7.5 million, estimated amortization expense of $10.7 million, $4.1 million, and $1.4 million is expected to be recognized in 2023, 2024, and 2025, respectively.

Note 8—Goodwill, Intangible Assets, and Capitalized Costs Incurred in Cloud Computing Arrangements
    Details of the Company’s goodwill were as follows (in thousands):

Total
Beginning balance at December 31, 2020	$158,125
Additions for Acquisition of SpotX (Note 9)	782,831
Additions for Acquisition of SpringServe (Note 9)	24,156
Additions for Acquisition of Nth Party (Note 9)	4,761
Ending balance at December 31, 2021	969,873
Additions for Acquisition of Carbon (Note 9)	8,456
Adjustments to the Acquisition of SpotX (Note 9)	(112)
Ending balance at December 31, 2022	$978,217
    The Company’s intangible assets as of December 31, 2022 and 2021 included the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Amortizable intangible assets:
Developed technology	$390,136	$378,958
Customer relationships	136,000	173,950
In-process research and development	12,730	14,630
Non-compete agreements	900	2,270
Trademarks	900	1,400
Total identifiable intangible assets, gross	540,666	571,208
Accumulated amortization—intangible assets:
Developed technology	(184,439)	(75,850)
Customer relationships	(97,316)	(65,702)
In-process research and development	(4,398)	(1,250)
Non-compete agreements	(562)	(1,197)
Trademarks	(450)	(594)
Total accumulated amortization—intangible assets	(287,165)	(144,593)
Total identifiable intangible assets, net	$253,501	$426,615
Amortization of intangible assets for the years ended December 31, 2022, 2021, and 2020 was $184.4 million, $121.9 million, and $24.9 million, respectively. For the years ended December 31, 2022, 2021, and 2020 the Company wrote off fully amortized intangible assets with a historical cost of $40.5 million, $11.1 million and $1.1 million, respectively. During the year ended December 31, 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs, which was included in merger, acquisition, and restructuring costs in the consolidated statements of operations.
During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of the developed technology and in-process research and development related to the SpotX acquisition based on the remaining expected benefit from those assets. The change in the remaining estimated useful lives for developed technology and in-process research and development resulted in increased amortization expense of $34.7 million for the year ended December 31, 2022. The increased amortization expense increased the basic and diluted loss per share by $0.27, net of tax, for the year ended December 31, 2022.

    The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2022:

Fiscal Year	Amount
(in thousands)
2023	$202,490
2024	30,134
2025	14,445
2026	6,001
2027	431
Total	$253,501
The Company capitalizes costs related to arrangements for infrastructure as a service, platform as a service, and software as a service. As of December 31, 2022 and 2021, capitalized costs associated with these arrangements was included in prepaid expenses and other current assets in the amounts of $0.7 million and $0.5 million, respectively, and within other assets, non-current in the amounts of $0.5 million and $0.7 million, respectively. The amortization of these agreements was $0.7 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, and an insignificant amount for the year ended December 31, 2020.
The Company's qualitative assessment in the fourth quarter of 2022 did not indicate that it is more likely than not that the fair value of its goodwill, intangible assets, and other long-lived assets is less than the aggregate carrying amount.

Note 9—Business Combinations
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
The Company recognized approximately $17.6 million of acquisition related costs during the year ended December 31, 2020 (see Note 13). In addition, as part of the Telaria Merger, the Company acquired Telaria's U.S. federal NOLs of approximately $126.1 million and state NOLs of approximately $87.6 million. Pursuant to Section 382 of the Internal Revenue Code, Telaria, Inc. underwent an ownership change for tax purposes. As a result, the use of the NOLs will be subject to annual Section 382 use limitations. The Company believes the ownership change will not impact the Company's ability to utilize substantially all of the NOLs to the extent it generates taxable income that can be offset by such losses.
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

Year Ended
December 31, 2020
(in thousands)
Pro Forma Revenue	$236,666
Pro Forma Net Loss	$(64,030)
During the year ended December 31, 2020, post-merger revenue on a stand-alone basis for Telaria was $60.1 million. During the year ended December 31, 2020, due to the process of integrating the operations of Telaria into the operations of the Company, the determination of Telaria's post-merger operating results on a standalone basis was impracticable.

2021 Acquisition—SpotX
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Senior Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Senior Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of our common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1.1 billion, prior to customary working capital adjustments and other adjustments, consisting of $640.0 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. The working capital was approximately $65.2 million, including cash balances acquired and other working capital adjustments, resulting in a total purchase price of $1.2 billion. The Company financed the Cash Consideration through borrowings under the Term Loan B Facility and the Convertible Senior Notes (Note 17).
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
During the first quarter of 2022, the Company adjusted the preliminary purchase price allocation for SpotX based on updated fair values associated with the acquired assets and liabilities. Adjustments impacted acquisition related accounts payable and tax accruals. The Company finalized the purchase price allocation of SpotX in the second quarter of 2022, resulting in no additional changes to the purchase price allocation.

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
The Company recognized approximately $27.9 million of acquisition related costs included in the merger, acquisition, and restructuring costs in the Company's consolidated statements of operations during the year ended December 31, 2021 related to the SpotX Acquisition.
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
For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed, the Company has applied the guidance in ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Under ASC 805, acquisition-

related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.
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
SpringServe Acquisition related costs included in merger, acquisition, and restructuring costs in the Company's consolidated statements of operations during the year ended December 31, 2021 were immaterial.
2021 Acquisition—Nth Party
The Company completed the acquisition of Nth Party, Ltd. (“Nth Party”), a developer of cryptographic software for secure audience data sharing and analysis in December 2021 for a total purchase price of $9.0 million, in cash. The Company acquired Nth Party as part of its strategy to further invest in the development and enhancement of industry leading identity and audience solutions. The allocation of purchase consideration resulted in approximately $5.4 million of developed technology intangible assets with an estimated useful life of five years, approximately $0.2 million non-compete intangible assets with an estimated useful life of two years, approximately $1.3 million of deferred tax liability, and goodwill of approximately $4.8 million, which is attributable to the workforce of Nth Party and revenue growth from the acquisition. Acquired intangibles and goodwill resulting from the Nth Party acquisition are not deductible for income tax purposes.
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

	Year Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Pro Forma Revenue	$540,466	$400,039
Pro Forma Net Loss	$(86,621)	$(156,638)
During the year ended December 31, 2021, due to the process of integrating the operations of SpotX into the operations of the Company, the determination of SpotX's post-acquisition revenue and operating results on a standalone basis was impracticable. The SpringServe post-acquisition revenue and operating results on a standalone basis were immaterial.
2022 Acquisition—Carbon
The Company completed the acquisition of the business of Carbon (AI) Limited ("Carbon" and such acquisition the "Carbon Acquisition"), a platform that enables publishers to measure, manage, and monetize audience segments, in February 2022 for a total purchase price of $23.1 million in cash. Approximately $2.3 million of the purchase price was held back to cover possible indemnification claims, which is expected to be paid in cash one year after the acquisition. The Company acquired Carbon as part of its strategy to further invest in the development and enhancement of industry leading identity and audience solutions. The allocation of purchase consideration resulted in an estimated $14.2 million of developed technology intangible assets with an estimated useful life of five years, $0.2 million non-compete intangible assets with an estimated useful life of two years, $0.2 million of customer relationships with an estimated useful life of six months, and goodwill of $8.5 million, which is attributable to the workforce of Carbon and revenue growth from the acquisition. For tax purposes, the Carbon Acquisition was treated as an asset acquisition. The acquisition of identified intangibles results in tax deductible amortization pursuant to IRC Section 197.

Acquisition related costs associated with the Carbon Acquisition included in merger, acquisition, and restructuring costs in the Company's consolidated statements of operations during the year ended December 31, 2022 were immaterial. In addition, Carbon's post-acquisition revenue and operating results on a standalone basis were immaterial.

Note 10—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Accounts payable—seller	$1,057,556	$971,220
Accounts payable—trade	19,387	11,904
Accrued employee-related payables	15,065	16,230
Accrued holdback - indemnification claims	2,313	1,602
Total	$1,094,321	$1,000,956

 Note 11—Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, which relate to foreign currency translation, were as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(45)
Other comprehensive loss	(912)
Balance at December 31, 2020	(957)
Other comprehensive loss	(419)
Balance at December 31, 2021	(1,376)
Other comprehensive loss	(1,775)
Balance at December 31, 2022	$(3,151)

Note 12—Stock-Based Compensation
    In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the Merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); the 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). All compensatory equity awards outstanding at December 31, 2022 were issued pursuant to the 2014 Equity Incentive Plan, the nToggle Plan, the Telaria Plan, the 2008 Stock Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.
    The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units that vest based on continuous service ("RSUs"), and restricted stock units that include performance criteria (“performance stock units” or "PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2022, 2021, and 2020, included 0.7 million, 0.4 million, and 0.7 million, respectively, awards that vest 50% on each of the first and second anniversaries of the grant date. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. No further awards were granted under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were granted under the 2007 Stock Incentive Plan since the IPO. Available shares under the nToggle Plan and the Telaria Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. An aggregate of 13,926,252 shares remained available for future grants at December 31, 2022 under the plans. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year. The 2014 Inducement Grant Equity Incentive Plan has a provision pursuant to which the share reserve may be increased at the discretion of the Company's board of directors.
Stock Options
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2021	5,129	$7.25
Granted	699	$13.90
Exercised	(613)	$3.64
Expired	(418)	$5.84
Forfeited	(125)	$12.14
Outstanding at December 31, 2022	4,672	$8.71	5.6 years	$19,676
Exercisable at December 31, 2022	3,593	$7.00	4.7 years	$18,005
The total intrinsic value of options exercised during the year ended December 31, 2022 was $5.1 million. At December 31, 2022, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $8.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total fair value of options vested during the year ended December 31, 2022 was $5.4 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the year ended December 31, 2022 was $8.93 per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expected term (in years)	5.0	5.0	6.3
Risk-free interest rate	1.63%	0.88%	0.45%
Expected volatility	79%	79%	67%
Dividend yield	—%	—%	—%
Restricted Stock Units
A summary of restricted stock unit activity for the year ended December 31, 2022 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2021	6,634		$18.39
Granted	8,322		$12.69
Canceled	(1,680)		$15.71
Vested and released	(3,276)		$15.43
Restricted stock units outstanding at December 31, 2022	10,000	*	$15.06
Restricted stock units outstanding and unvested at December 31, 2022	9,982		$15.08
*At December 31, 2022, outstanding restricted stock units included 18,436 units that were vested but deferred.

The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2022 was $12.69. The intrinsic value of restricted stock units that vested during the year ended December 31, 2022 was $37.0 million. At December 31, 2022, the intrinsic value of unvested restricted stock units was $105.7 million. At December 31, 2022, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $123.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Performance Stock Units
In April 2020, April 2021, and February 2022, the Company granted the Company's CEO 146,341, 26,291, and 86,806 performance stock units that vest based on share price metrics tied to total shareholder return over a three-year period with a fair value of $0.9 million, $1.4 million, and $1.5 million, respectively. The grant date fair value per share of these grants was $6.15, $52.49, and $17.28, respectively, which was estimated using a Monte-Carlo lattice model. At December 31, 2022, the Company had unrecognized employee stock-based compensation expense for the April 2020, April 2021, and February 2022 grants of approximately $0.1 million, $0.6 million, and $1.0 million which is expected to be recognized over the remaining 0.3 years, 1.3 years, and 2.1 years, respectively. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date.
In August 2021, the Company granted the Company's CEO 379,635 performance stock units, which are subject to both time-based and performance-based vesting conditions. The performance stock units consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00, respectively over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
The fair value of each of the Performance Tranches was $3.0 million, $2.8 million, and $2.6 million, respectively, and have a grant date fair value per share of restricted stock of $23.94, $21.93, and $20.30, respectively, which was estimated using a Monte-Carlo lattice model. At December 31, 2022, the Company had unrecognized employee stock-based compensation expense of approximately $1.7 million, $1.8 million, and $1.9 million, which is expected to be recognized over the remaining 1.7 years, 2.7 years, and 3.7 years, respectively. Between 0% and 100% of the performance stock units will vest on each of the tranche dates.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $3.4 million, $1.4 million, and $0.2 million, respectively, of stock-based compensation related to these performance stock units. Stock-based compensation expense for these awards is based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
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
    As of December 31, 2022, the Company has reserved 3,829,518 shares of its common stock for issuance under the ESPP. The ESPP has an evergreen provision pursuant to which the share reserve will automatically increase on January 1st of each year in an amount equal to 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, although the Company’s board of directors may provide for a lesser increase, or no increase, in any year.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Cost of revenue	$1,666	$792	$525
Sales and marketing	21,558	15,718	8,229
Technology and development	19,961	11,857	7,451
General and administrative	18,929	11,297	10,416
Merger, acquisition, and restructuring costs	2,004	1,071	1,870
Total stock-based compensation expense	$64,118	$40,735	$28,491

For the year ended December 31, 2022, the Company recognized $6.4 million of tax expense on stock-based compensation expense related to 2022, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2022, tax benefit realized related to awards vested or exercised during 2022 was $9.6 million. For the year ended December 31, 2021, the Company recognized $151.6 million of tax benefit on stock-based compensation expense related to 2021 and years prior, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2021, tax benefit realized related to awards vested or exercised during 2021 and years prior was $40.5 million. Due to the full valuation allowance provided on its net deferred tax assets, the Company had not recorded any tax benefit attributable to stock-based awards for the year ended December 31, 2020.

Note 13—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, the SpringServe Acquisition, and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Professional Service (investment banking advisory, legal and other professional services)	$917	$28,422	$9,935
Personnel related (severance and one-time termination benefit costs)	1,227	6,184	5,747
Non-cash stock-based compensation (double-trigger acceleration and severance)	2,004	1,071	1,870
Impairment costs of abandoned technology	3,320	—	—
Loss contracts (lease related)	—	2,500	—
Total merger, acquisition, and restructuring costs	$7,468	$38,177	$17,552
Accrued restructuring costs related to mergers and acquisitions were $1.2 million and $2.7 million at December 31, 2022 and December 31, 2021, respectively and were primarily related to the SpotX Acquisition, the SpringServe Acquisition, and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included in accounts payable and accrued expenses and accruals related to assumed loss contracts are included in other current liabilities and other liabilities, non-current on the Company's consolidated balance sheets.

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Accrued merger. acquisition, and restructuring costs at beginning of period	$2,742	$2,935	$—
Restructuring costs (personnel related and non-cash stock-based compensation)	3,231	7,255	7,617
Restructuring activity, merger and acquisition loss contracts	—	2,500	3,543
Restructuring activity, impairments	3,320	—	—
Cash paid for restructuring costs	(2,747)	(6,377)	(6,355)
Non-cash loss contracts (lease related)	—	(2,500)	—
Non-cash impairments	(3,320)	—	—
Non-cash stock-based compensation	(2,004)	(1,071)	(1,870)
Accrued merger, acquisition, and restructuring costs at end of period	$1,222	$2,742	$2,935

Note 14—Income Taxes
    The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Domestic	$(145,480)	$(105,168)	$(57,253)
International	9,883	10,180	4,514
Loss before income taxes	$(135,597)	$(94,988)	$(52,739)
    The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Current:
Federal	$(186)	$128	$(144)
State	1,056	1,515	15
Foreign	2,735	2,275	1,117
Total current provision	3,605	3,918	988
Deferred:
Federal	(2,039)	(89,404)	9
State	(6,324)	(8,296)	(12)
Foreign	(516)	(1,271)	(292)
Total deferred benefit	(8,879)	(98,971)	(295)
Total provision (benefit) for income taxes	$(5,274)	$(95,053)	$693

    The Company recorded an income tax benefit of $5.3 million for the year ended December 31, 2022 compared to an income tax benefit of $95.1 million and income tax expense of $0.7 million for the years ended December 31, 2021 and 2020, respectively. The tax benefit for the year ended December 31, 2022 was primarily the result of the domestic valuation allowance on the Company's deferred tax asset and the tax liability associated with foreign subsidiaries. The tax benefit for the year ended December 31, 2021 was primarily the result of the deferred tax liability associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries. The tax expense for the year ended December 31, 2020 was primarily the result of the domestic valuation allowance and the tax liability associated with the foreign subsidiaries.
    Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 21% for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.1%	5.6%	(0.2)%
Foreign loss at other than U.S. rates	(0.1)%	(0.5)%	(0.5)%
Stock-based compensation expense	(2.4)%	31.7%	11.4%
Meals and entertainment	(0.1)%	(0.1)%	(0.1)%
Other permanent items	(0.7)%	(1.6)%	(1.1)%
Change in valuation allowance	(15.5)%	58.0%	(19.5)%
Sec 162(m) officers compensation	(4.1)%	(14.2)%	(12.7)%
Provision to return adjustments	0.3%	0.2%	0.4%
Research and development tax credits	2.5%	—%	—%
Foreign withholding taxes	(0.1)%	—%	—%
Effective income tax rate	3.9%	100.1%	(1.3)%
    Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred Tax Assets:
Accrued liabilities	$1,308	$1,208
Lease liabilities	15,679	18,499
Stock-based compensation	4,830	5,573
Net operating loss carryovers	111,587	131,509
Tax credit carryovers	9,131	5,308
Other	2,460	1,555
Total deferred tax assets	144,995	163,652
Less valuation allowance	(76,772)	(56,049)
Deferred tax assets, net of valuation allowance	68,223	107,603
Deferred Tax Liabilities:
Fixed assets	(2,132)	(2,059)
Intangible assets	(56,022)	(101,477)
Right of use lease asset	(12,763)	(15,563)
Total deferred tax liabilities	(70,917)	(119,099)
Net deferred tax assets (liability)	$(2,694)	$(11,496)

    As of December 31, 2022, the net deferred tax liability of $2.7 million is presented in the Company's consolidated balance sheets as deferred tax liabilities, net of $5.1 million and other assets, non-current of $2.4 million. As of December 31, 2021, the net deferred tax liability of $11.5 million is presented in the Company's consolidated balance sheets as deferred tax liabilities, net of $13.3 million and other assets, non-current of $1.8 million. The valuation allowance was increased by $20.7 million for the year ended December 31, 2022, and reduced by $53.9 million, and increased by $16.4 million for the years ended December 31, 2021 and 2020, respectively.
    At December 31, 2022, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $403.7 million, which will begin to expire in 2027. At December 31, 2022, the Company had state NOLs of approximately $256.6 million, which will begin to expire in 2023. At December 31, 2022, the Company had foreign NOLs of approximately $27.7 million, which will begin to expire in 2026. At December 31, 2022, the Company had acquired federal research and development tax credit carryforwards of approximately $3.7 million, and state research and development tax credits of approximately $9.9 million, both of which carry forward indefinitely. No amounts for any federal or state research and development tax credits for the years ended December 31, 2020, 2021, or 2022 related to business operations are included herein.
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
    At December 31, 2022, unremitted earnings of the subsidiaries outside of the United States were approximately $38.9 million, on which the Company recorded a provisional transition tax of $6.1 million. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
    The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2020	$3,214
Increases related to current year tax positions	200
Decreases related to prior year tax positions	(41)
Increases related to prior year tax positions	342
Balance as of December 31, 2021	3,715
Increases related to current year tax positions	398
Decreases related to prior year tax positions	(634)
Increases related to prior year tax positions	772
Balance as of December 31, 2022	$4,251
    Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2022, 2021, and 2020 were not material.
    Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. The 2017 U.S. Income Tax

Return for Telaria was under examination by the IRS, which was closed during the period ended June 30, 2021 with no change to tax as reported. The IRS is currently conducting a Form 1042 Withholding Tax Audit for Telaria for 2017. The Company settled the audit during the quarter ended December 31, 2022. Tax due was not material. For the Netherlands, Malaysia, India, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2020 and forward are open, for Singapore only 2019 and forward are open for examination, for New Zealand, Australia, Brazil, and Germany 2018 and forward are open for examination, for Canada 2017 and forward are open for examination, and for Japan and Italy 2016 and forward remain open for examination.
    The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 15—Leases
The Company has operating and finance leases for office facilities, data centers, and equipment. The lease terms of the Company’s leases generally range from 1.0 year to 10.0 years. The weighted average remaining lease term of leases included in lease liabilities is 5.6 years and 6.3 years as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, a weighted average discount rate of 6.11% and 5.09%, respectively, were applied to the remaining lease payments to calculate the lease liabilities included within the consolidated balance sheets.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $23.3 million, $20.7 million and $13.4 million of lease expense, respectively, which included operating lease expenses associated with leases included in the lease liability and ROU asset on the consolidated balance sheets. In addition, for the years ended December 31, 2022, 2021 and 2020, the Company recognized expenses of $57.9 million, $35.1 million and $20.4 million, respectively, for cloud-based services and other lease costs related to data centers and $1.2 million, $1.2 million and $1.0 million, respectively, of lease expense related to short-term leases that are not included in the ROU asset or lease liability balances.

The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of December 31, 2022 (in thousands):

Fiscal Year
2023	$25,711
2024	22,224
2025	14,466
2026	12,007
2027	7,425
Thereafter	21,011
Total lease payments (undiscounted)	102,844
Less: imputed interest	(15,341)
Lease liabilities—total (discounted)	$87,503
    The Company also received rental income of $5.2 million, $4.4 million, and $3.7 million for real estate leases for which it subleases the property to a third party during the years ended December 31, 2022, 2021, and 2020, respectively. Rental income is included in other income in the consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements at December 31, 2022, during 2022, the Company entered into agreements for office space that have not commenced as of December 31, 2022, and is therefore, not included in the lease liability on the balance sheet. The Company has future commitments totaling $2.2 million with a weighted average term of 10.1 years.
As part of the April 30, 2021 acquisition of SpotX, the Company acquired finance leases related primarily to computer equipment and network hardware. These finance leases are included in lease liabilities - current portion for $0.3 million and $0.8 million as of December 31, 2022 and December 31, 2021, respectively, and lease liabilities, non-current in the amount of $0.3 million as of December 31, 2021. There were no amounts of lease liabilities, non-current as of December 31, 2022.

Note 16—Commitments and Contingencies
Commitments
    The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 15).
As of December 31, 2022 and 2021, the Company had $5.3 million and $5.1 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers that are not included in the Company's lease liability obligations and ROU assets. As of December 31, 2022, the Company's outstanding non-cancelable contractual obligations with a remaining term of one year or longer consist of the following (in thousands):

Fiscal Year
2023	$7,140
2024	6,859
2025	2,070
Total	$16,069
Additionally, as of December 31, 2022, the Company has an agreement for third-party cloud-managed services containing commitments that are variable in nature. Under this agreement, the Company has a non-cancelable minimum spend commitment from July 2023 to June 2025 based on actual spend, as defined in the agreement, with the third-party provider from July 2022 to June 2023. The estimated non-cancelable minimum annual obligation is approximately $27 million in each twelve-month period (i.e., July 2023 to June 2024 and July 2024 to June 2025), based on spend in the six months ended December 31, 2022. Per the agreement, the commitment from July 2023 to June 2025 will generally increase as the amount of spend during the period from July 2022 to June 2023 increases. Because the Company expects to continue to spend under this agreement through June 2023, the Company also expects that the minimum future commitment will likely increase as a result of the higher level of spend.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2022. However, based on management’s knowledge as of December 31, 2022, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
    Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 17—Debt
Long term debt as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Convertible Senior Notes	$400,000	$400,000
Less: Unamortized debt issuance cost	(7,355)	(9,643)
Net	392,645	390,357
Term Loan B Facility	354,600	358,200
Less: Unamortized discount and debt issuance cost	(20,888)	(24,934)
Net	333,712	333,266
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$722,757	$720,023
Maturities of the principal amount of the Company's long-term debt as of December 31, 2022 are as follows (in thousands):

Fiscal Year
2023	$3,600
2024	3,600
2025	3,600
2026	403,600
2027	3,600
Thereafter	336,600
Total (discounted)	$754,600
Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $6.3 million and $4.5 million for the years ended December 31, 2022 and 2021, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. In addition, amortization of deferred financing costs was $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. Deferred financing costs are included in prepaid expenses and other current assets and other assets, non-current assets. Amortization of debt issuance cost and discount as well as amortization of deferred financing costs were immaterial for the year ended December 31, 2020.
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
The Company incurred debt issuance costs of $11.4 million in March 2021. The Convertible Senior Notes are presented net of issuance costs on the Company's consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Convertible Senior Notes and are included in interest expense and amortization of debt discount in the accompanying consolidated statements of operations. The following table sets forth interest expense related to the Convertible Senior Notes for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands, except interest rates)
Contractual interest expense	$1,000	$786
Amortization of debt issuance costs	2,288	1,798
Total interest expense	$3,288	$2,584
Effective interest rate	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior notes for fiscal years 2023 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
2023	$2,288
2024	2,288
2025	2,288
2026	491
Total	$7,355

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of December 31, 2022, the contractual interest rate related to the Term Loan B Facility was 9.33%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of December 31, 2022, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended December 31, 2022. In addition, the Credit Agreement will mature in the event that any portion of the Convertible Senior Notes remains outstanding 91 days prior to the maturity date of the Convertible Senior Notes.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At December 31, 2022, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
The following table summarizes the amount outstanding under the Term Loan B Facility as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Term Loan B Facility	$354,600	$358,200
Unamortized debt discounts	(8,158)	(9,738)
Unamortized debt issuance costs	(12,730)	(15,196)
Debt, net of debt discounts and issuance costs	$333,712	$333,266
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

The following table sets forth interest expense related to the Term Loan B Facility for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands. except interest rates)
Contractual interest expense	24,322	14,074
Amortization of debt discount	1,580	1,062
Amortization of debt issuance costs	2,466	1,657
Total interest expense	28,368	16,793
Effective interest rate	7.95%	7.00%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2023 through 2028 is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
2023	$1,564	$2,441
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
2027	1,500	2,341
Thereafter	498	775
Total	$8,158	$12,730

Note 18—Stockholders' Equity
In December 2021, the Board of Directors approved a repurchase program (the "2021 Repurchase Plan"), under which the Company was authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. In November 2022, the Board of Directors approved an extension of the 2021 Repurchase Plan through December 15, 2023. Under the 2021 Repurchase Plan, 1,592,257 shares were purchased in open market purchases through December 31, 2022 for a total of approximately $21.7 million at an average of $13.61 per share. In February 2023, the 2021 Repurchase Plan was replaced by the 2023 Repurchase Plan (Note 20). For accounting purposes, common stock repurchases under our stock repurchase program are recorded based upon the purchase date of the applicable trade. Repurchased shares are accounted for as treasury stock in the consolidated balance sheets and have all been subsequently retired.

Note 19—Related Party Transactions
During the years ended December 31, 2022, 2021, and 2020, the Company did not have material transactions with its related parties or affiliates of its related parties requiring disclosure pursuant to the applicable rules of the Financial Accounting Standards Boards or the U.S. Securities and Exchange Commission.

Note 20—Subsequent Events
On January 1, 2023, the Company granted 6,429,784 restricted stock units, 129,870 stock options, and 456,092 performance stock units to the Company's employees. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The RSUs granted will vest over four years from issuance with 25% after one year, and the remainder vesting quarterly thereafter. Between 0% and 150% of the performance stock units will vest on the third anniversary of its grant date based on certain stock price performance metrics.
On January 19, 2023, the Company announced that it would be reducing its global workforce by approximately 6%. The reduction in force is primarily associated with the elimination of duplicative roles resulting from the integration of the Company's CTV platforms and the realization of acquisition operating cost synergies.
On February 16, 2023, the Company's Board of Directors approved a repurchase plan (the "2023 Repurchase Plan"), pursuant to which the Company is authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. The 2023 Repurchase Plan allows the Company to repurchase its common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The number of shares or notes repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with working capital requirements, general business conditions, other opportunities that the Company may have for the use or investment of its capital and other factors. The repurchase program does not obligate the Company to repurchase any particular amount of common stock or notes and may be suspended, modified or discontinued at any time at the Company’s discretion. The Company intends to finance the repurchase program through cash on hand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
    Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
    Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included under "Item 8. Financial Statements and Supplementary Data."

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, or the 2023 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Delinquent Section 16(a) Reports," (if applicable) and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2023 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2023 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the 2023 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    The information required by Item 14 will be included in the 2023 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
2.1
Agreement and Plan of Merger, dated as of December 19, 2019, by and among The Rubicon Project, Inc., Madison Merger Corp., and Telaria, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2019).†

2.2
Stock Purchase Agreement, dated as of February 4, 2021, by and between Magnite, Inc., RTL US Holdings, Inc., and solely for certain sections therein, RTL Group S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 5, 2021).†

2.3
Amendment to Stock Purchase Agreement, dated as of April 30, 2021, by and among Magnite, Inc., RTL US Holding, Inc., and RTL Group S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

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

3.3	Fifth Amended and Restated Bylaws of Magnite, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).
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

10.16
Sublease between Zillow Group, Inc. and Magnite, Inc., dated September 21, 2021(incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 23, 2022).

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
Date February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer)	February 22, 2023
David Day
/s/ Brian Gephart	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Brian Gephart
/s/ Paul Caine	Director	February 22, 2023
Paul Caine
/s/ Robert J. Frankenberg	Director	February 22, 2023
Robert J. Frankenberg
/s/ Sarah P. Harden	Director	February 22, 2023
Sarah P. Harden
/s/ Doug Knopper	Director	February 22, 2023
Doug Knopper
/s/ Rachel Lam	Director	February 22, 2023
Rachel Lam
/s/ David Pearson	Director	February 22, 2023
David Pearson
/s/ James Rossman	Director	February 22, 2023
James Rossman
/s/ Robert F. Spillane	Director	February 22, 2023
Robert F. Spillane
/s/ Lisa L. Troe	Director	February 22, 2023
Lisa L. Troe
/s/ Diane Yu	Director	February 22, 2023
Diane Yu