Form 10-Q
period 2023-03-31
MAGNITE, INC.
filed 2023-05-10
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2023
Common Stock, $0.00001 par value	135,574,532

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$236,550	$326,254
Accounts receivable, net	875,307	976,506
Prepaid expenses and other current assets	25,098	23,501
TOTAL CURRENT ASSETS	1,136,955	1,326,261
Property and equipment, net	45,641	44,969
Right-of-use lease asset	71,144	78,211
Internal use software development costs, net	23,256	23,671
Intangible assets, net	167,072	253,501
Goodwill	978,217	978,217
Other assets, non-current	7,590	7,383
TOTAL ASSETS	$2,429,875	$2,712,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$950,405	$1,094,321
Lease liabilities, current	20,878	21,172
Debt, current	3,600	3,600
Other current liabilities	7,467	5,939
TOTAL CURRENT LIABILITIES	982,350	1,125,032
Debt, non-current, net of debt issuance costs	674,036	722,757
Lease liabilities, non-current	61,590	66,331
Deferred tax liability, net	4,708	5,072
Other liabilities, non-current	1,962	1,723
TOTAL LIABILITIES	1,724,646	1,920,915
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2023 and December 31, 2022; 135,438 and 134,006 shares issued and outstanding at March 31, 2023 and December 31, 2022	2	2
Additional paid-in capital	1,331,517	1,319,221
Accumulated other comprehensive loss	(2,784)	(3,151)
Accumulated deficit	(623,506)	(524,774)
TOTAL STOCKHOLDERS' EQUITY	705,229	791,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,429,875	$2,712,213

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$130,150	$118,075
Expenses:
Cost of revenue	124,828	59,396
Sales and marketing	53,049	50,000
Technology and development	24,215	23,043
General and administrative	21,088	18,704
Merger, acquisition, and restructuring costs	7,465	6,756
Total expenses	230,645	157,899
Loss from operations	(100,495)	(39,824)
Other (income) expense:
Interest expense, net	8,175	7,111
Other income	(1,313)	(1,263)
Foreign exchange loss, net	233	926
Gain on extinguishment of debt	(8,549)	—
Total other (income) expense, net	(1,454)	6,774
Loss before income taxes	(99,041)	(46,598)
Benefit for income taxes	(309)	(2,005)
Net loss	$(98,732)	$(44,593)
Net loss per share:
Basic and diluted	$(0.73)	$(0.34)
Weighted average shares used to compute net loss per share:
Basic and diluted	134,667	132,236

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(98,732)	$(44,593)
Other comprehensive loss:
Foreign currency translation adjustments	367	110
Other comprehensive income	367	110
Comprehensive loss	$(98,365)	$(44,483)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
Exercise of common stock options	311	—	1,107	—	—	—	—	1,107
Issuance of common stock related to RSU vesting	783	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(315)	—	(4,260)	—	—	—	—	(4,260)
Purchase of treasury stock		—	—	—	—	(931)	(12,138)	(12,138)
Retirement of common stock	(1,280)		(18,145)	—	—	1,280	18,145	—
Stock-based compensation	—	—	16,927	—	—	—	—	16,927
Other comprehensive income	—	—	—	110	—	—	—	110
Net loss	—	—	—	—	(44,593)	—	—	(44,593)
Balance at March 31, 2022	132,052	$2	$1,278,218	$(1,266)	$(439,044)	—	$—	$837,910

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	—	$—	$791,298
Exercise of common stock options	303	—	1,486	—	—	—	—	1,486
Issuance of common stock related to RSU vesting	1,829	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(700)	—	(9,046)	—	—	—	—	(9,046)
Stock-based compensation	—	—	19,856	—	—	—	—	19,856
Other comprehensive income	—	—	—	367	—	—	—	367
Net loss	—	—	—	—	(98,732)	—	—	(98,732)
Balance at March 31, 2023	135,438	$2	$1,331,517	$(2,784)	$(623,506)	—	$—	$705,229

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES:
Net loss	$(98,732)	$(44,593)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	95,795	45,866
Stock-based compensation	19,287	16,589
Impairment of intangible assets	—	3,320
Gain on extinguishment of debt	(8,549)	—
Gain on disposal of property and equipment	(26)	(2)
Provision for doubtful accounts	67	(571)
Amortization of debt discount and issuance costs	1,669	1,700
Non-cash lease expense	34	610
Deferred income taxes	(404)	(1,891)
Unrealized foreign currency (gain) loss, net	(1,463)	458
Other items, net	2,696	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	100,142	146,241
Prepaid expenses and other assets	(2,063)	(2,279)
Accounts payable and accrued expenses	(141,068)	(141,312)
Other liabilities	1,722	(2,504)
Net cash (used in) provided by operating activities	(30,893)	21,632
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,404)	(7,184)
Capitalized internal use software development costs	(3,063)	(3,382)
Mergers and acquisitions, net of cash acquired	—	(20,755)
Net cash used in investing activities	(7,467)	(31,321)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,486	1,107
Repayment of debt	(900)	(900)
Repurchase of Convertible Senior Notes	(40,828)	—
Repayment of financing lease	(208)	(197)
Purchase of treasury stock	—	(12,138)
Taxes paid related to net share settlement	(9,046)	(4,260)
Payment of indemnification claims holdback	(2,313)	—
Net cash used in financing activities	(51,809)	(16,388)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	265	268
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(89,904)	(25,809)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,502	230,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$236,598	$204,884

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$236,550	$204,589
Restricted cash included in prepaid expenses and other current assets	48	242
Restricted cash included in other assets, non-current	—	53
Total cash, cash equivalents and restricted cash	$236,598	$204,884

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,547	$338
Cash paid for interest	$8,987	$5,668
Capitalized assets financed by accounts payable and accrued expenses	$3,320	$372
Capitalized stock-based compensation	$569	$338
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$271	$—
Purchase consideration - indemnification claims holdback	$—	$2,300

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company") was formed in Delaware and began operations on April 20, 2007. On April 1, 2020, Magnite completed a stock-for-stock merger with Telaria, Inc. ("Telaria" and such merger the "Telaria Merger"), a leading sell-side advertising platform and provider of connected television ("CTV") technology. On April 30, 2021, the Company completed its acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading CTV and video advertising platform. On July 1, 2021, the Company completed its acquisition of SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"), a leading ad serving platform for CTV. Magnite has its principal offices in New York City, Los Angeles, Denver, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2023, or for any future year.
The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in its 2022 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in its Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and instability of financial institutions, the occurrence of a recession, and other macroeconomic factors, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of these factors on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and how quickly and to what extent normal economic and operating conditions can resume. During the three months ended March 31, 2023, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three months ended March 31, 2023, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. The Company adopted this standard January 1, 2023 and will apply the guidance to future acquisitions, if any.

Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share data)
Basic and Diluted Loss Per Share:
Net loss	$(98,732)	$(44,593)
Weighted-average common shares outstanding	134,667	132,236
Weighted-average common shares outstanding used to compute net loss per share	134,667	132,236
Basic and diluted loss per share	$(0.73)	$(0.34)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Options to purchase common stock	1,742	2,593
Unvested restricted stock units	1,738	2,415
Unvested performance stock units	135	152
ESPP shares	17	—
Convertible Senior Notes	6,026	6,262
Total shares excluded from net loss per share	9,658	11,422

For the three months ended March 31, 2023 and 2022, the Company excluded outstanding performance stock units from the calculation of diluted net loss per share because they were anti-dilutive. As of March 31, 2023, the performance stock units granted in 2020, 2021, 2022, and 2023 had expected achievement levels of 94%, 0%, 54% and 29%, respectively. As of March 31, 2022, the performance stock units granted in 2020, 2021, and 2022 had expected achievement levels of 121%, 0%, and 51% respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three months ended March 31, 2023 and March 31, 2022, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted loss per share because they were anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of March 31, 2023 and 2022, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 5,474,952 and 6,261,560, respectively. Refer to Note 13—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
	(in thousands, except percentages)
Revenue:
Net basis	$107,457	83%	$100,076	85%
Gross basis	22,693	17	17,999	15
Total	$130,150	100%	$118,075	100%
The following table presents the Company's revenue by channel for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
	(in thousands, except percentages)
Channel:
CTV	$59,050	45%	$51,440	44%
Mobile	48,184	37	39,029	33
Desktop	22,916	18	27,606	23
Total	$130,150	100%	$118,075	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
United States	$97,156	$90,408
International	32,994	27,667
Total	$130,150	$118,075

Payment terms are specified in agreements between the Company and the buyers and sellers on its platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally 75 days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the Company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (see Note 5). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $1.7 million at March 31, 2023, and $1.1 million at December 31, 2022. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.1 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Allowance for doubtful accounts, beginning balance	$1,092	$3,475
Write-offs	(16)	—
Increase (decrease) in provision for expected credit losses	586	(1,466)
Recoveries of previous write-offs	—	87
Allowance for doubtful accounts, ending balance	$1,662	$2,096
During the three months ended March 31, 2023, the provision for expected credit losses associated with accounts receivable increased by $0.6 million, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in $0.1 million of bad debt expense. During the three months ended March 31, 2022, the provision for expected credit losses associated with accounts receivable decreased by $1.5 million, offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of an $0.9 million amount, which resulted in $0.6 million of bad debt expense.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$22,636	$22,636	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$259,647	$259,647	$—	$—
At March 31, 2023 and December 31, 2022, cash equivalents of $22.6 million and $259.6 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.

At March 31, 2023 and December 31, 2022, the Company had Convertible Senior Notes and its Term Loan B Facility (as defined in Note 13) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $282.4 million and $305.0 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of March 31, 2023 and December 31, 2022 and is classified as Level 2 in the fair value hierarchy. At March 31, 2023 and December 31, 2022, the estimated fair value of the Company's Term Loan B Facility was $341.3 million and $333.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2023 and 2022.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts payable—seller	$913,047	$1,057,556
Accounts payable—trade	21,725	19,387
Accrued employee-related payables	15,633	15,065
Accrued holdback - indemnification claims	—	2,313
Total	$950,405	$1,094,321

Note 6—Goodwill, Intangible Assets, Internal Use Software Development Costs, and Capitalized Costs Incurred in Cloud Computing Arrangements
The Company's goodwill balance as of March 31, 2023 and December 31, 2022 was $978.2 million.

The Company’s intangible assets as of March 31, 2023 and December 31, 2022 included the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Amortizable intangible assets:
Developed technology	$390,136	$390,136
Customer relationships	136,000	136,000
In-process research and development	12,730	12,730
Non-compete agreements	900	900
Trademarks	900	900
Total identifiable intangible assets, gross	540,666	540,666
Accumulated amortization—intangible assets:
Developed technology	(254,521)	(184,439)
Customer relationships	(111,984)	(97,316)
In-process research and development	(5,889)	(4,398)
Non-compete agreements	(675)	(562)
Trademarks	(525)	(450)
Total accumulated amortization—intangible assets	(373,594)	(287,165)
Total identifiable intangible assets, net	$167,072	$253,501
Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $86.4 million and $38.5 million, respectively. During the first quarter of 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs in the three months ended

March 31, 2022, which was included within merger, acquisition, and restructuring costs in the condensed consolidated statement of operations.
During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of the developed technology and in-process research and development related to the SpotX acquisition based on the remaining expected benefit from those assets. The change in the remaining estimated useful lives for developed technology and in-process research and development resulted in increased amortization expense of $52.1 million for the three months ended March 31, 2023. The increased amortization expense increased the basic and diluted loss per share by $0.38, net of tax, for the three months ended March 31, 2023.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2023:

Fiscal Year	Amount
(in thousands)
Remaining 2023	$116,061
2024	30,134
2025	14,445
2026	6,001
2027	431
Total	$167,072
The Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure. During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of capitalized software projects related to integration of its technology platforms. The change in the remaining estimated useful lives for the related projects resulted in increased amortization expense of $1.1 million for the three months ended March 31, 2023. The increased amortization expense increased the basic and diluted loss per share by $0.01, net of tax, for the three months ended March 31, 2023.
The Company capitalizes costs related to arrangements for infrastructure as a service, platform as a service, and software as a service. As of March 31, 2023 and December 31, 2022, capitalized costs associated with these arrangements was included within prepaid expenses and other current assets in the amounts of $0.7 million and $0.7 million, respectively, and within other assets, non-current in the amounts of $0.4 million and $0.5 million, respectively. The amortization of these agreements was immaterial for the three months ended March 31, 2023 and 2022.

Note 7—Business Combinations
2022 Acquisition—Carbon
The Company completed the acquisition of the business of Carbon (AI) Limited ("Carbon" and such acquisition the "Carbon Acquisition"), a platform that enables publishers to measure, manage, and monetize audience segments, in February 2022 for a total purchase price of $23.1 million in cash. Approximately $2.3 million of the purchase price was held back to cover possible indemnification claims, which was subsequently paid out in February 2023.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria Merger, the SpotX Acquisition, and restructuring activities.

The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Personnel related (severance and one-time termination benefit costs)	$3,218	$717
Loss contracts (facilities related)	2,190	—
Exit costs	1,408	—
Impairment of property and equipment, net	506	—
Non-cash stock-based compensation (double-trigger acceleration and severance)	143	1,944
Impairment costs of abandoned technology	—	3,320
Professional services (investment banking advisory, legal and other professional services)	—	775
Total merger, acquisition, and restructuring costs	$7,465	$6,756

During the three months ended March 31, 2023 and 2022, the Company incurred costs of $7.5 million and $6.8 million, respectively, related to restructuring activities as a result of the Company's consolidation of its legacy CTV and SpotX CTV platforms following the SpotX Acquisition. During the three months ended March 31, 2023, these activities included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the the consolidation of its platforms, including loss contracts office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize. During the three months ended March 31, 2022 the Company incurred costs primarily related to restructuring activities following the SpotX Acquisition.
Accrued restructuring costs related to mergers and acquisitions were $2.8 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively, and were primarily related the Company's consolidation of its platforms as mentioned above and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to exit costs are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued restructuring costs at December 31, 2022	$1,222
Personnel related and non-cash stock-based compensation	3,361
Loss contracts (facilities related)	2,190
Exit costs	1,408
Impairment of property and equipment, net	506
Cash paid for restructuring costs	(3,043)
Non-cash loss contracts (facilities related)	(2,190)
Non-cash impairments	(506)
Non-cash stock-based compensation	(143)
Accrued restructuring costs at March 31, 2023	$2,805

Note 9—Stock-Based Compensation
Stock Options
A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2022	4,672	$8.71
Granted	130	$10.59
Exercised	(303)	$4.91
Expired	(24)	$35.81
Outstanding at March 31, 2023	4,475	$8.88	5.8 years	$13,756
Exercisable at March 31, 2023	3,551	$7.39	5.2 years	$12,905
The total intrinsic value of options exercised during the three months ended March 31, 2023 was $1.7 million. At March 31, 2023, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $8.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total grant date fair value of options vested during the three months ended March 31, 2023 was $2.2 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the three months ended March 31, 2023 was $7.27 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.99%	1.63%
Expected volatility	84%	79%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2023 is as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2022	10,000		$15.06
Granted	6,793		$10.72
Canceled	(826)		$13.66
Vested and released	(1,829)		$14.01
Restricted stock units outstanding at March 31, 2023	14,138	*	$13.19
Restricted stock units outstanding and unvested	14,120		$13.20
*At March 31, 2023, outstanding restricted stock units included 18,436 units that were vested but deferred.
The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2023 was $10.72. The intrinsic value of restricted stock units that vested during the three months ended March 31, 2023 was $23.5 million. At March 31, 2023, the intrinsic value of unvested restricted stock units was $130.7 million. At March 31, 2023, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $167.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock Units
The Company has granted performance stock units ("PSU") to select executive employees that vest based on share price metrics tied to total shareholder return relative to a peer group over a three-year period. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Between 0% and 150% of the performance stock units will vest on the third anniversary of the respective grant date.
The Company has additionally granted PSUs to the Company's CEO which are subject to both time-based and performance-based vesting conditions. The PSUs consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00, respectively, over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
A summary of performance stock units activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2022	639	$19.02
Granted	474	$13.32
Outstanding at March 31, 2023	1,113	$16.59
The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Expected term (in years)	3.0	3.0
Risk-free interest rate	4.19%	1.39%
Expected volatility of Magnite	94%	84%
Expected volatility of selected peer companies	64%	63%
Expected correlation coefficients of Magnite	0.62	0.56
Expected correlation coefficients of selected peer companies	0.54	0.52
Dividend yield	—%	—%
As of March 31, 2023, the Company had unrecognized stock-based compensation expense relating to outstanding PSUs of approximately $12.0 million, which will be recognized over a weighted-average period of 2.9 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cost of revenue	$468	$350
Sales and marketing	7,405	5,341
Technology and development	5,446	4,717
General and administrative	5,825	4,237
Merger, acquisition, and restructuring costs	143	1,944
Total stock-based compensation expense	$19,287	$16,589

An aggregate of 14,781,139 shares remained available for future grants at March 31, 2023 under the Company's 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan has an evergreen provision pursuant to which the share reserve automatically increased on January 1, 2023 in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31, 2022. This plan expires in November 2023.
As of March 31, 2023, the Company has reserved 5,169,575 shares of its common stock for issuance under the Company's 2014 Employee Stock Purchase Plan ("ESPP"). The ESPP has an evergreen provision pursuant to which the share reserve automatically increased on January 1, 2023 in the amount equal to 1% of the total number of shares of capital stock outstanding on December 31, 2022. This plan expires in April 2024.
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
The Company recorded an income tax benefit of $0.3 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The tax benefit for the three months ended March 31, 2023 and March 31, 2022 is primarily the result of recognizing the benefit of deferred tax assets ("DTAs") previously subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
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
Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For the Netherlands, Malaysia, India, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2020 and forward are open, for Singapore only 2019 and forward are open for examination, for Australia, Brazil, Germany, and New Zealand 2018 and forward are open for examination, for Canada 2017 and forward are open for examination, and for Japan and Italy 2016 and forward remain open for examination.
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
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2023 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
For the three months ended March 31, 2023 and 2022, the Company recognized $6.5 million and $5.6 million, respectively, of operating lease expense associated with leases included in the lease liability and right of use ("ROU") asset on the condensed consolidated balance sheets. For lease expenses not included in the Company's ROU asset and lease liability balances, the Company recognized short term lease expense of $0.2 million and $0.3 million, respectively, and variable lease expense of $0.9 million and $0.5 million, respectively, during the three months ended March 31, 2023 and 2022.
The Company also received rental income of $1.3 million and $1.3 million for real estate leases for which it subleases the property to third parties during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, a weighted average discount rate of 6.13% and 6.11%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 5.5 years and 5.6 years as of March 31, 2023 and December 31, 2022, respectively.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of March 31, 2023 (in thousands):

Fiscal Year
Remaining 2023	$19,311
2024	22,299
2025	14,487
2026	12,020
2027	7,431
Thereafter	21,011
Total lease payments (undiscounted)	96,559
Less: imputed interest	(14,091)
Lease liabilities—total (discounted)	$82,468

In addition to the lease liabilities included in these condensed consolidated financial statements, the Company entered into an agreement for office space that had not commenced as of March 31, 2023; therefore, the lease was not included in the lease liability and ROU asset balance as of March 31, 2023. The Company has future commitments totaling $2.3 million over a term of 10.0 years related to this agreement.
Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of March 31, 2023 and December 31, 2022, the Company had $5.3 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers that are not included in the Company's lease liability obligations and ROU assets. As of March 31, 2023, the Company's outstanding non-cancelable contractual obligations with a remaining term of one year or longer consist of the following (in thousands):

Fiscal Year
Remaining 2023	$3,058
2024	6,953
2025	2,091
Total	$12,102

Additionally, as of March 31, 2023, the Company has an agreement for cloud-managed services containing commitments that are variable in nature. Under this agreement, the Company has a non-cancelable minimum spend commitment from July 2023 to June 2025 based on actual spend, as defined in the agreement, with the third-party provider from July 2022 to June 2023. The estimated non-cancelable minimum annual obligation is approximately $42 million in each twelve-month period (i.e. July 2023 to June 2024 and July 2024 to June 2025), based on spend in the nine months ended March 31, 2023. Per the agreement, the commitment from July 2023 to June 2025 will generally increase as the amount of spend during the period from July 2022 to June 2023 increases. Because the Company expects to continue to spend under this agreement through June 2023, the Company also expects that the minimum future commitment will likely increase as a result of the higher level of spend.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2023. However, based on management’s knowledge as of March 31, 2023, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Convertible Senior Notes	$349,750	$400,000
Less: Unamortized debt issuance cost	(5,931)	(7,355)
Net	343,819	392,645
Term Loan B Facility	353,700	354,600
Less: Unamortized discount and debt issuance cost	(19,883)	(20,888)
Net	333,817	333,712
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$674,036	$722,757

Maturities of the principal amount of the Company's long-term debt as of March 31, 2023 are as follows (in thousands):

Fiscal Year
Remaining 2023	2,700
2024	3,600
2025	3,600
2026	353,350
2027	3,600
Thereafter	336,600
Total	$703,450
Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $1.6 million for the three months ended March 31, 2023 and $1.6 million for the three months ended March 31, 2022. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. In addition, amortization of deferred financing costs was $0.1 million for the three months ended March 31, 2023 and 2022. Deferred financing costs are included in prepaid expenses and other current assets and other assets, non-current assets.

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
In March 2023, the Company repurchased a portion of its Convertible Senior Notes in the open market with cash on hand for $40.8 million. The Company recognized a gain on extinguishment of debt of $8.5 million related to the repurchase of $50.3 million of principal balance of Convertible Senior Notes and $0.9 million of unamortized debt issuance costs associated with the extinguished debt. The gain on extinguishment is included in other (income) expense in the Company's condensed consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the three months ended March 31, 2023 and 2022 (in thousands, except interest rates):

	Three Months Ended
	March 31, 2023	March 31, 2022
Contractual interest expense	$241	$250
Amortization of debt issuance costs	551	572
Total interest expense	$792	$822
Effective interest rate	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2023 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2023	1,499
2024	2,001
2025	2,001
2026	430
Total	$5,931

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of March 31, 2023, the contractual interest rate related to the Term Loan B Facility was 9.91%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of March 31, 2023, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended March 31, 2023. In addition, the Credit Agreement will mature in the event that any portion of the Convertible Senior Notes remains outstanding 91 days prior to the maturity date of the Convertible Senior Notes.

On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At March 31, 2023, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
The following table summarizes the amount outstanding under the Term Loan B Facility at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Term Loan B Facility	$353,700	$354,600
Unamortized debt discounts	(7,765)	(8,158)
Unamortized debt issuance costs	(12,118)	(12,730)
Debt, net of debt issuance costs	$333,817	$333,712
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
The following table sets forth interest expense related to the Term Loan B Facility for the three months ended March 31, 2023 and 2022 (in thousands, except interest rates):

	Three Months Ended
	March 31, 2023	March 31, 2022
Contractual interest expense	$8,436	$5,163
Amortization of debt discount	393	397
Amortization of debt issuance costs	612	619
Total interest expense	$9,441	$6,179
Effective interest rate	10.65%	6.98%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2023 through 2028 is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2023	$1,171	$1,829
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
2027	1,500	2,341
Thereafter	498	775
Total	$7,765	$12,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), the acquisition of SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition"), and the merger with Telaria, Inc. ("Telaria," and such merger the "Telaria Merger"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning macroeconomic conditions, including inflation, supply chain issues or the occurrence of a recession, or concerns related thereto; our anticipated financial performance; key strategic objectives; industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings, including the introduction of our new Magnite Streaming platform and our ClearLine solution; the impact of our traffic shaping technology on our business; the success of the consolidation of our two CTV platforms; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business faces include, but are not limited to, the following:
•our ability to realize the anticipated benefits of the SpotX Acquisition, SpringServe Acquisition, and other acquisitions;
•the impact of macroeconomic challenges on the overall demand for advertising and the advertising marketplace, including as a result of global conflict, global pandemics and the responses to such pandemics by governments, inflation, supply chain issues, capital market disruptions and instability of financial institutions, the occurrence of a recession, or concerns relating to the foregoing;
•CTV spend on our platform may grow more slowly than we expect if industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•we may be unsuccessful in our supply path optimization efforts with buyers;
•our ability to introduce new offerings and bring them to market in a timely manner and potential responses or reactions of clients, vendors, and competitors to the announcement of new products and offerings;
•uncertainty of our estimates and expectations associated with new offerings, including our SpringServe ad server, ClearLine product, and our developing identity solutions;
•potential negative impacts associated with the integration of our CTV platforms and the introduction of Magnite Streaming;
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
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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

Overview
Magnite, Inc., ("we," or "us"), provides technology solutions to automate the purchase and sale of digital advertising inventory.
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
Following these acquisitions, we believe that we are the world’s largest independent omni-channel sell-side advertising platform ("SSP"), offering a single partner for transacting globally across all channels, formats and auction types, and the largest independent programmatic CTV marketplace, making it easier for buyers to reach CTV audiences at scale from industry-leading streaming content providers, broadcasters, platforms and device manufacturers.
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
We provide a full suite of tools for sellers to control their advertising business and protect the consumer viewing experience. These tools are particularly important to CTV sellers who need to ensure a TV-like viewing and advertising experience for consumers. For instance, our "ad-pod" feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break. Other tools we offer include audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties. In addition, through the integration of our SSP and ad server we are able to offer a holistic work flow and yield management solution that dynamically allocates between direct-sold and programmatic inventory to drive value.
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
Identity Solutions
A number of participants in the advertising technology ecosystem have taken or are expected to take action to eliminate or restrict the use of third-party cookies and other primary identifiers that have historically been used to deliver targeted advertisements. We believe that the elimination of third-party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. In CTV, this identity model already largely exists with publishers more tightly controlling access to identifiers and user data, while offering proprietary first party data segments for reaching desired audiences. We believe that our scale and expertise in CTV position us well to take a leadership position in advancing this shift to a first party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions. In furtherance of this goal, in December 2021, we acquired Nth Party, Ltd. ("Nth Party"), a developer of cryptographic software for secure audience data sharing and analysis, and in February 2022, we acquired Carbon (AI) Limited ("Carbon"), a platform that enables publishers to measure, manage, and monetize audience segments.
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
Supply Path Optimization
Supply Path Optimization ("SPO") refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. SPO is important to buyers because it can increase the proportion of their advertising ultimately spent on working media, with the goal of increasing return on their advertising spend, and can help them gain efficiencies by reducing the number of vendors with which they work in a complex ecosystem. In furtherance of these goals, in April 2023 we announced the launch of ClearLine, a self-service solution that provides agencies direct access to premium advertising on our platform. This solution helps agencies maximize the spend going towards working media, makes it easier for sellers and agencies to securely share data, improves workflow for campaigns traditionally transacted manually, and helps publishers generate more revenue and develop new sources of unique demand. We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, including CTV, buyer tools, such as traffic shaping and ClearLine that reduce the cost of working with us, and our brand safety measures.
Header Bidding and Data Processing
Header bidding is a programmatic technique by which sellers offer inventory to multiple ad exchanges and supply side platforms, such as our platform, simultaneously. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels and has experienced modest adoption in CTV. The adoption of header bidding has created a number of challenges and technical complexities for both sellers and buyers, which require sophisticated tools to manage. In addition, header bidding has led to a significant increase in the number of ad impressions to be processed and analyzed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed. We have invested in technology solutions, such as Demand Manager, to help desktop and mobile publishers manage their header-bidding inventory.
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards increasing demand competition have become more prevalent. We have addressed this, in part, through our SpringServe ad server, which offers sellers a unified programmatic demand solution for CTV that leverages our existing programmatic SSP capabilities as well as connecting with third party programmatic demand sources.
Privacy Regulation
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
In the European Economic Area ("EEA") member states and the United Kingdom (“UK”), the use and transfer of personal data is governed by the General Data Protection Regulation and the UK General Data Protection Regulation (the "GDPR" and "UK GDPR"). The GDPR and UK GDPR set out significant potential liabilities for certain data protection violations and establish significant regulatory requirements resulting in a greater compliance burden for us in the course of delivering our solution in the EEA and UK.
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
For additional information regarding regulatory risks to our business, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Trends in Our Business
As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, we believe we have strategically positioned ourselves to take advantage of this trend, and that CTV will be our biggest growth driver in future periods.
The SpotX Acquisition resulted in a significant increase in our revenue and Revenue ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We have been able to offset some of these increases through cost saving activities and the achievement of acquisition synergies. As part of our integration efforts, we recently introduced our unified CTV platform, Magnite Steaming, which merges leading technology from the legacy Magnite CTV and SpotX CTV platforms. We expect client migration to our unified platform to occur primarily through the first half of 2023 and expect the migration to be completed early in the third quarter of 2023. We are continuing to support certain aspects of our legacy CTV platforms through this transition, resulting in some temporary duplication of costs.
The SpringServe Acquisition, expanded our video and CTV offering to include ad server functionality in addition to our programmatic SSP capabilities. The SpringServe ad server manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher, including forecasting, routing, customized ad experiences and ad formats, and advanced podding logic. Combined with our SSP, the SpringServe ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. This is of particular importance for CTV publishers, who still sell a large percentage of their inventory through their direct sales team. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
During the three months ended March 31, 2023, we announced a reduction of our global workforce by approximately 6%. The reduction in force was primarily associated with the elimination of duplicative technology roles resulting from the integration of our CTV platforms and represent additional cost synergies related to our acquisition.
Macroeconomic Developments
Our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and instability of financial institutions, the occurrence of a recession, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn led to reduced ad spend through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to risks associated with macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. We also generate revenue from our ad server and Demand Manager header-bidding product, where fees are either based on the number of impressions processed or a percent of ad spend. In addition, we may receive certain fixed monthly fees for the use of our platform or products. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
For the three months ended March 31, 2022, our revenue reported on a gross basis was 15% of total revenue, and for the three months ended March 31, 2023, our revenue reported on a gross basis was 17% of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Revenue ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue consists primarily of cloud hosting, data center, and bandwidth costs, ad protection costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and facilities-related costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
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
Gain on Extinguishment of Debt. Gain on extinguishment of debt consists of gains or losses associated with the repurchases of Convertible Senior Notes at a discount or premium, respectively, including unamortized issuance costs, accrued interest expense, and commissions associated with the extinguished debt.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %
	March 31, 2023	March 31, 2022
	(in thousands)
Revenue	$130,150	$118,075	10%
Expenses (1)(2):
Cost of revenue	124,828	59,396	110%
Sales and marketing	53,049	50,000	6%
Technology and development	24,215	23,043	5%
General and administrative	21,088	18,704	13%
Merger, acquisition, and restructuring costs	7,465	6,756	10%
Total expenses	230,645	157,899	46%
Loss from operations	(100,495)	(39,824)	(152)%
Other (income) expense, net	(1,454)	6,774	NM
Loss before income taxes	(99,041)	(46,598)	(113)%
Benefit for income taxes	(309)	(2,005)	(85)%
Net loss	$(98,732)	$(44,593)	(121)%

NM Not meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cost of revenue	$468	$350
Sales and marketing	7,405	5,341
Technology and development	5,446	4,717
General and administrative	5,825	4,237
Merger, acquisition, and restructuring costs	143	1,944
Total stock-based compensation expense	$19,287	$16,589

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cost of revenue	$80,391	$26,322
Sales and marketing	15,044	19,152
Technology and development	205	224
General and administrative	155	168
Total depreciation and amortization expense	$95,795	$45,866

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	100%	100%
Cost of revenue	96	50
Sales and marketing	41	42
Technology and development	19	20
General and administrative	16	16
Merger, acquisition, and restructuring costs	6	6
Total expenses	177	134
Loss from operations	(77)	(34)
Other (income) expense, net	(1)	6
Loss before income taxes	(76)	(40)
Benefit for income taxes	—	(2)
Net loss	(76)%	(38)%
Note: Percentages may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2023 and 2022
    Revenue
Revenue increased $12.1 million, or 10%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our revenue growth was driven primarily by growth in mobile, which increased by $9.2 million, or 23%, and CTV, which increased by $7.6 million, or 15%. These increases were partially offset by a decline in revenue from desktop of $4.7 million, or 17%.
Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is impacted by shifts in the mix of advertising spend on our platform. We believe that contributions to revenue from reserve auctions, in particular with respect to CTV, which is largely transacted on a reserved basis, will continue to grow as a percentage of our total revenue. In general, we expect this shift will have a positive impact on our revenue due to both an increase in the volume of transactions and average CPM, despite the fact that reserve auctions generally carry a lower take rate compared to open auction transactions.
Our business is dependent in part on the overall health of the advertising market. Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the impact of macroeconomic challenges. If economic conditions were to deteriorate further, we would likely experience a negative impact on our future revenue trends, and the magnitude of this impact is difficult to predict depending on the scope and duration of any recession. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to these risks and the impact they may have on our business.
Cost of Revenue
Cost of revenue increased $65.4 million, or 110%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase of $54.1 million in depreciation and amortization. This increase was driven by incremental amortization of $53.2 million due to the acceleration of the remaining lives of certain acquired intangible assets and capitalized software during the fourth quarter of 2022 from the integration of our legacy CTV platforms into Magnite Streaming. Costs of revenue also included increases of $8.5 million in cloud hosting, data center, and bandwidth expenses.
We expect our cost of revenue to continue to increase through the third quarter of 2023 compared to 2022 in absolute dollars primarily due to the accelerated amortization expense as discussed above, which is expected to result in approximately $61.1 million of net incremental non-cash expense through the third quarter of 2023 as compared to the original timing of its amortization. Cost of revenue in the fourth quarter of 2023 is expected to decline compared to the fourth quarter of 2022 in absolute dollars, due to the completion of the accelerated amortization expense.

Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses increased $3.0 million, or 6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases of $5.1 million related to personnel expenses and $0.9 million related to professional services expenses. These increases were partially offset by a decrease of $4.1 million related to depreciation and amortization primarily due to certain acquired intangible assets becoming fully amortized in 2022.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $1.2 million, or 5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
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
General and Administrative
General and administrative expenses increased $2.4 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increases of $1.9 million in personnel expenses.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs increased $0.7 million, or 10%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Costs incurred during the three months ended March 31, 2023 were due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the SpotX Acquisition, which primarily included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs. Costs incurred during the three months ended March 31, 2022 of $6.8 million were primarily due to restructuring activities from the SpotX Acquisition, which included $3.3 million of impairment costs associated with abandoned technology and $1.9 million non-cash stock-based compensation expense associated with the acceleration of unvested equity awards.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Interest expense, net	$8,175	$7,111
Other income	(1,313)	(1,263)
Foreign exchange loss, net	233	926
Gain on debt extinguishment	(8,549)	—
Total other (income) expense, net	$(1,454)	$6,774
Interest expense, net increased $1.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases of interest expense of $3.2 million as a result of increased interest rates on our Term Loan B Facility, partially offset by increases of interest income of $2.2 million generated from cash equivalents and short term investments.
Foreign exchange loss, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign exchange loss, net during the three months ended March 31, 2023 was primarily due to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar.
During the three months ended March 31, 2023, we repurchased a portion of our Convertible Senior Notes and as a result, we recorded a gain on early extinguishment of debt of $8.5 million, representing the difference between the purchase price of $40.8 million and the net carrying amount of the debt extinguished of $49.4 million, which included a principal balance of $50.3 million and $0.9 million of unamortized debt issuance costs.
Provision (Benefit) for Income Taxes
    We recorded an income tax benefit of $0.3 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The tax benefit for the three months ended March 31, 2023 and March 31, 2022 was primarily the result of recognizing the benefit of DTAs previously subject to the domestic valuation allowance and the foreign income tax provision. We continue to maintain a partial valuation allowance for our domestic DTAs.

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

	Three Months Ended
	March 31, 2023	March 31, 2022	Change Favorable/ (Unfavorable)
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$130,150	$118,075	10%
Revenue ex-TAC	116,049	107,084	8%
Gross profit	5,322	58,679	(91)%
Net loss	(98,732)	(44,593)	(121)%
Adjusted EBITDA	23,338	28,841	(19)%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Revenue ex-TAC for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change %
	(in thousands)
Revenue	$130,150	$118,075	10%
Less: Cost of revenue	124,828	59,396	110%
Gross Profit	5,322	58,679	(91)%
Add back: Cost of revenue, excluding TAC	110,727	48,405	129%
Revenue ex-TAC	$116,049	$107,084	8%
We track the breakdown of Revenue ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Revenue ex-TAC by channel:

	Revenue ex-TAC
	Three Months Ended
	March 31, 2023	March 31, 2022	Change %
	(in thousands)
Channel:
CTV	$46,412	$42,303	10%
Mobile	46,897	38,297	22%
Desktop	22,740	26,484	(14)%
Total	$116,049	$107,084	8%

Revenue ex-TAC increased $9.0 million, or 8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in Revenue ex-TAC was primarily due to growth in mobile and CTV. This was partially offset by a decline in our desktop business.
Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, impairment charges, interest income or expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, gains or losses on extinguishment of debt, non-operational real estate and other expense (income), net, and provision (benefit) for income taxes. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(98,732)	$(44,593)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	9,366	7,390
Amortization of acquired intangibles	86,429	38,476
Stock-based compensation expense	19,287	16,589
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	7,322	4,812
Non-operational real estate and other expense, net	116	135
Interest expense, net	8,175	7,111
Foreign exchange loss, net	233	926
Gain on extinguishment of debt	(8,549)	—
Benefit for income taxes	(309)	(2,005)
Adjusted EBITDA	$23,338	$28,841
Adjusted EBITDA decreased by $5.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increases in cloud hosting, data center, and bandwidth costs and increases in personnel expenses, which are discussed in section "Comparison of the Three Months Ended March 31, 2023 and 2022."
Liquidity and Capital Resources
Liquidity
As of March 31, 2023, we had cash and cash equivalents of $236.6 million, of which $41.6 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $703.5 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility (as defined below), of which approximately $5.3 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest and required principal payments on our Convertible Senior Notes and Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which our clients operate and the factors set forth in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At March 31, 2023, the balance of the Convertible Senior Notes was $343.8 million, net of unamortized debt issuance costs of $5.9 million. Accrued interest for the Convertible Senior Notes at March 31, 2023 was immaterial.
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
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. At March 31, 2023, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Term Loan B Facility at March 31, 2023 was $0.8 million.
In February 2023, our Board of Directors approved a repurchase plan (the “2023 Repurchase Plan”), pursuant to which the Company is authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. The repurchase program allows the Company to repurchase its common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. Approximately $34.2 million remained available for purchases under this repurchase program as of March 31, 2023.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders may be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

An inability to raise additional capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Our cash and cash equivalents balance is affected by our results of operations, the timing of capital expenditures which are typically greater in the second half of the year, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted by certain macroeconomic challenges, such as capital market disruptions and instability of financial institutions.
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cash flows (used in) provided by operating activities	$(30,893)	$21,632
Cash flows used in investing activities	(7,467)	(31,321)
Cash flows used in financing activities	(51,809)	(16,388)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	265	268
Change in cash, cash equivalents and restricted cash	$(89,904)	$(25,809)
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
For the three months ended March 31, 2023, net cash used in operating activities was $30.9 million compared to net cash provided by operating activities of $21.6 million for the three months ended March 31, 2022. Our operating activities included our net loss of $98.7 million and $44.6 million for the three months ended March 31, 2023 and 2022, respectively, which were offset by non-cash adjustments of $109.1 million and $66.1 million, respectively. Net changes in our working capital resulted in $41.3 million of cash used in operating activities and $0.1 million of cash provided by operating activities for the three months ended March 31, 2023 and March 31, 2022, respectively. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
    Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, capital expenditures in support of creating and enhancing our technology infrastructure, and investments in, and maturities of, available-for-sale securities. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development. We anticipate investment in internal use software development and purchases of property and equipment to decrease in 2023 compared to 2022. Historically, a majority of our purchases in property and equipment have occurred in the latter half of the year in preparation for the peak volumes of the fourth quarter and early in the first quarter of the following year; however, in 2023, we expect these investments to occur more evenly throughout the year.
During the three months ended March 31, 2023 and 2022, our investing activities used net cash of $7.5 million and $31.3 million, respectively. During the three months ended March 31, 2023 and 2022, we used cash for purchases of property and equipment of $4.4 million and $7.2 million, respectively, and used cash for investments in our internally developed software of $3.1 million and $3.4 million, respectively. The three months ended March 31, 2022 included net cash used of $20.8 million to acquire Carbon.
We believe that cash flows used in our investing activities will generally increase in order to support our overall growth, in particular with respect to investments in property and equipment and internally developed software. In addition, our cash flows from investing activities may fluctuate depending on future acquisition activity.

    Financing Activities
Our financing activities consisted of our Convertible Senior Notes transactions, repayment of amounts borrowed under our Term Loan B Facility, transactions related to our equity plans, and stock and convertible note purchases under the repurchase plans.
For the three months ended March 31, 2023 and 2022, net cash used by financing activities was $51.8 million and $16.4 million, respectively. Cash outflows from financing activities for the three months ended March 31, 2023 primarily included a $40.8 million payment related to repurchases of our Convertible Senior Notes, $9.0 million for taxes paid related to net share settlement of stock-based awards, a $2.3 million payment of our indemnification claims holdback, and a $0.9 million repayment of our Term Loan B. The outflows were partially offset by cash proceeds from stock options exercised of $1.5 million.
Cash outflows from financing activities for the three months ended March 31, 2022 primarily included a $12.1 million payment related to share repurchases, $4.3 million for taxes paid related to net share settlement of stock-based awards, and a $0.9 million repayment of our Term Loan B. The outflows were offset by cash proceeds from stock options exercised of $1.1 million.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2023 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 12 - "Commitments Contingencies."
Contractual Obligations and Known Future Cash Requirements
As of March 31, 2023, our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and office in Los Angeles, California, operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at March 31, 2023 (in thousands):

	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of March 31, 2023	$19,311	$22,299	$14,487	$12,020	$7,431	$21,011	$96,559
Obligations for leases not included in Lease liabilities as of March 31, 2023	174	231	231	231	231	1,176	2,274
Convertible Senior Notes	—	—	—	349,750	—	—	349,750
Interest, Convertible Senior Notes	437	874	874	434	—	—	2,619
Term Loan B (1)	2,700	3,600	3,600	3,600	3,600	336,600	353,700
Interest, Term Loan B (2)	27,529	35,222	34,764	34,402	34,040	11,203	177,160
Operating sublease income	(3,676)	(4,767)	(1,751)	(260)	—	—	(10,454)
Other non-cancelable obligations	3,058	6,953	2,091	—	—	—	12,102
Total	$49,533	$64,412	$54,296	$400,177	$45,302	$369,990	$983,710
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that may be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 9.91%, which was the rate as of March 31, 2023 for the associated Term Loan B Facility.
Obligations for leases not included in the lease liabilities as of March 31, 2023 include commitments under agreements for office space and data centers that have not commenced as of March 31, 2023.
Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year as of March 31, 2023. Other non-cancelable obligations above excludes a variable commitment from an agreement for cloud-managed services. The variable commitment begins in July 2023 and ends in June 2025. The future obligation under this agreement will be based on actual spend, as defined in the agreement, with the service provider from July 2022 through

June 2023. We estimate the future minimum annual obligation to be approximately $55 million to $60 million in each twelve-month period (i.e. July 2023 to June 2024 and July 2024 to June 2025).
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2023.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements, (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs, (iii) the recoverability of intangible assets and goodwill and the determination of the estimated useful lives of intangible assets, (iv) assumptions used in the valuation models to determine the fair value of stock options, awards with market and performance conditions, and stock-based compensation expense, (v) the assumptions used in the valuation of acquired assets and liabilities in business combinations, and (vi) income taxes, including the realization of tax assets and estimates of tax liabilities. Besides the adoption of new accounting pronouncements, as included within "Note 1—Organization and Summary of Significant Accounting Policies" to the condensed consolidated financial statements in this report, there have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 "Organization and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, and inflation risks. The risks below may be further exacerbated by the effects of certain global macroeconomic challenges and market conditions.
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

We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement. Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate has now reset above the floor on such underlying interest rate. The fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors increases relative to when the loans were issued. As of March 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at March 31, 2023 and December 31, 2022, including intercompany balances, would result in a foreign currency loss of approximately $9.7 million and $10.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Inflation Risk
We do not believe that cost inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. This risk of cost inflation is distinct from the risk that inflation throughout the broader economy could lead to reduced ad spend and indirectly harm our business, financial condition, and results of operations. For a discussion of the indirect results of inflation on our business, see "Macroeconomic Developments."

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2023. However, based on our knowledge as of March 31, 2023, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 12—"Commitments and Contingencies" for additional information related to legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business below and in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
There are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and the instability of financial institutions, the occurrence of a recession, and other macroeconomic factors may amplify many of the risks described in our risk factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers

    Common stock repurchases during the quarter ended March 31, 2023 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2023
Equity withholding(1)	40	$10.05	—	$—
Repurchase program(2)	—	$—	—	$28,330
February 1 - February 28, 2023
Equity withholding(1)	649	$13.12	—	$—
Repurchase program(2)	—	$—	—	$75,000
March 1 - March 31, 2023
Equity withholding(1)	11	$10.84	—	$—
Repurchase program(2)	—	$—	—	$34,172
	700		—
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
(2) In December 2021, our Board of Directors approved a repurchase program (the "2021 Repurchase Plan") under which the Company was authorized to purchase up to $50.0 million of its common stock during the period from December 10, 2021 to December 10, 2022. On November 4, 2022, the Board of Directors approved an extension of the 2021 Repurchase Plan through December 15, 2023. At the time of extension, there was approximately $28.3 million remaining available under the program. Shares repurchased under the 2021 Repurchase Plan have all been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the Program includes broker commission costs. On February 16, 2023, our Board of Directors approved a repurchase plan (the “2023 Repurchase Plan”), pursuant to which the Company is authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. The 2023 Repurchase Plan replaces the 2021 Repurchase Plan. In March 2023, $40.8 million of the 2023 Repurchase Plan was used to purchase Convertible Senior Notes.

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
Date May 10, 2023