Form 10-Q
period 2023-06-30
MAGNITE, INC.
filed 2023-08-09
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2023
Common Stock, $0.00001 par value	136,958,660

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$266,364	$326,254
Accounts receivable, net	908,438	976,506
Prepaid expenses and other current assets	22,123	23,501
TOTAL CURRENT ASSETS	1,196,925	1,326,261
Property and equipment, net	46,280	44,969
Right-of-use lease asset	69,023	78,211
Internal use software development costs, net	21,932	23,671
Intangible assets, net	88,392	253,501
Goodwill	978,217	978,217
Other assets, non-current	7,020	7,383
TOTAL ASSETS	$2,407,789	$2,712,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,022,300	$1,094,321
Lease liabilities, current	21,506	21,172
Debt, current	3,600	3,600
Other current liabilities	6,631	5,939
TOTAL CURRENT LIABILITIES	1,054,037	1,125,032
Debt, non-current, net of debt issuance costs	635,036	722,757
Lease liabilities, non-current	58,907	66,331
Deferred tax liability, net	5,384	5,072
Other liabilities, non-current	1,847	1,723
TOTAL LIABILITIES	1,755,211	1,920,915
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2023 and December 31, 2022; 136,859 and 134,006 shares issued and outstanding at June 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	1,352,648	1,319,221
Accumulated other comprehensive loss	(2,677)	(3,151)
Accumulated deficit	(697,395)	(524,774)
TOTAL STOCKHOLDERS' EQUITY	652,578	791,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,407,789	$2,712,213

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$152,543	$137,780	$282,693	$255,855
Expenses:
Cost of revenue	130,175	65,001	255,003	124,397
Sales and marketing	45,131	51,827	98,180	101,827
Technology and development	23,383	23,037	47,598	46,080
General and administrative	25,649	20,466	46,737	39,170
Merger, acquisition, and restructuring costs	—	712	7,465	7,468
Total expenses	224,338	161,043	454,983	318,942
Loss from operations	(71,795)	(23,263)	(172,290)	(63,087)
Other (income) expense:
Interest expense, net	8,520	7,146	16,695	14,257
Foreign exchange gain, net	(304)	(3,992)	(71)	(3,066)
Gain on extinguishment of debt	(5,427)	—	(13,976)	—
Other income	(1,358)	(1,359)	(2,671)	(2,622)
Total other (income) expense, net	1,431	1,795	(23)	8,569
Loss before income taxes	(73,226)	(25,058)	(172,267)	(71,656)
Provision (benefit) for income taxes	663	(104)	354	(2,109)
Net loss	$(73,889)	$(24,954)	$(172,621)	$(69,547)
Net loss per share:
Basic and diluted	$(0.54)	$(0.19)	$(1.27)	$(0.53)
Weighted average shares used to compute net loss per share:
Basic and diluted	136,164	132,433	135,429	132,340

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(73,889)	$(24,954)	$(172,621)	$(69,547)
Other comprehensive income (loss):
Foreign currency translation adjustments	107	(2,055)	474	(1,945)
Other comprehensive income (loss)	107	(2,055)	474	(1,945)
Comprehensive loss	$(73,782)	$(27,009)	$(172,147)	$(71,492)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
Exercise of common stock options	311	—	1,107	—	—	—	—	1,107
Issuance of common stock related to RSU vesting	783	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(315)	—	(4,260)	—	—	—	—	(4,260)
Purchase of treasury stock	—	—	—	—	—	(931)	(12,138)	(12,138)
Retirement of common stock	(1,280)	—	(18,145)	—	—	1,280	18,145	—
Stock-based compensation	—	—	16,927	—	—	—	—	16,927
Other comprehensive income	—	—	—	110	—	—	—	110
Net loss	—	—	—	—	(44,593)	—	—	(44,593)
Balance at March 31, 2022	132,052	$2	$1,278,218	$(1,266)	$(439,044)	—	$—	$837,910
Exercise of common stock options	164	—	501	—	—	—	—	501
Issuance of common stock related to employee stock purchase plan	238	—	2,141	—	—	—	—	2,141
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(462)	—	(5,198)	—	—	—	—	(5,198)
Purchase of treasury stock	—	—	—	—	—	(312)	(3,525)	(3,525)
Retirement of common stock	(312)	—	(3,525)	—	—	312	3,525	—
Stock-based compensation	—	—	16,559	—	—	—	—	16,559
Other comprehensive loss	—	—	—	(2,055)	—	—	—	(2,055)
Net loss	—	—	—	—	(24,954)	—	—	(24,954)
Balance at June 30, 2022	132,845	$2	$1,288,696	$(3,321)	$(463,998)	—	$—	$821,379

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	—	$—	$791,298
Exercise of common stock options	303	—	1,486	—	—	—	—	1,486
Issuance of common stock related to RSU vesting	1,829	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(700)	—	(9,046)	—	—	—	—	(9,046)
Stock-based compensation	—	—	19,856	—	—	—	—	19,856
Other comprehensive income	—	—	—	367	—	—	—	367
Net loss	—	—	—	—	(98,732)	—	—	(98,732)
Balance at March 31, 2023	135,438	$2	$1,331,517	$(2,784)	$(623,506)	—	$—	$705,229
Exercise of common stock options	74	—	610	—	—	—	—	610
Issuance of common stock related to employee stock purchase plan	202	—	1,922	—	—	—	—	1,922
Issuance of common stock related to RSU and PSU vesting	1,215	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(70)	—	(631)	—	—	—	—	(631)
Stock-based compensation	—	—	19,230	—	—	—	—	19,230
Other comprehensive income	—	—	—	107	—	—	—	107
Net loss	—	—	—	—	(73,889)	—	—	(73,889)
Balance at June 30, 2023	136,859	$2	$1,352,648	$(2,677)	$(697,395)	—	$—	$652,578

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES:
Net loss	$(172,621)	$(69,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184,734	92,026
Stock-based compensation	37,994	32,791
Impairment of intangible assets	—	3,320
Gain on extinguishment of debt	(13,976)	—
Gain on disposal of property and equipment	(39)	(3)
Provision for (recovery of) doubtful accounts	4,649	(701)
Amortization of debt discount and issuance costs	3,269	3,397
Non-cash lease expense	167	1,247
Deferred income taxes	219	(1,740)
Unrealized foreign currency gain, net	(1,974)	(3,039)
Other items, net	2,696	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	48,144	44,036
Prepaid expenses and other assets	1,386	(3,538)
Accounts payable and accrued expenses	(52,190)	(31,927)
Other liabilities	765	(2,370)
Net cash provided by operating activities	43,223	63,952
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,734)	(8,653)
Capitalized internal use software development costs	(5,800)	(7,335)
Mergers and acquisitions, net	—	(20,755)
Net cash used in investing activities	(18,534)	(36,743)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,096	1,608
Proceeds from issuance of common stock under employee stock purchase plan	1,922	2,141
Repayment of debt	(1,800)	(1,800)
Repurchase of Convertible Senior Notes	(74,989)	—
Repayment of financing lease	(276)	(396)
Purchase of treasury stock	—	(15,663)
Taxes paid related to net share settlement	(9,677)	(9,458)
Payment of indemnification claims holdback	(2,313)	—
Net cash used in financing activities	(85,037)	(23,568)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	257	(915)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(60,091)	2,726
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,502	230,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$266,411	$233,419

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$266,364	$233,132
Restricted cash included in prepaid expenses and other current assets	47	238
Restricted cash included in other assets, non-current	—	49
Total cash, cash equivalents and restricted cash	$266,411	$233,419

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,069	$3,308
Cash paid for interest	$17,944	$11,423
Capitalized assets financed by accounts payable and accrued expenses	$1,382	$7,164
Capitalized stock-based compensation	$1,092	$695
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,277	$6,590
Purchase consideration - indemnification claims holdback	$—	$2,300

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2023, or for any future year.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Due to the economic uncertainty of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and instability of financial institutions, the risk of a recession, and other macroeconomic factors, it has become more difficult to apply certain assumptions and judgments into these estimates. The extent of the impact of these factors on the Company's operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration and how quickly and to what extent normal economic and operating conditions can resume. During the six months ended June 30, 2023, this uncertainty continued to result in a higher level of judgment related to its estimates and assumptions. As of the date of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2023, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ materially from these estimates.
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
Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share data)
Basic and Diluted Loss Per Share:
Net loss	$(73,889)	$(24,954)	$(172,621)	$(69,547)
Weighted-average common shares outstanding	136,164	132,433	135,429	132,340
Weighted-average common shares outstanding used to compute net loss per share	136,164	132,433	135,429	132,340
Basic and diluted loss per share	$(0.54)	$(0.19)	$(1.27)	$(0.53)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
Options to purchase common stock	1,707	2,081	1,725	2,337
Unvested restricted stock units	2,162	1,483	1,950	1,949
Unvested performance stock units	202	133	168	143
ESPP shares	9	19	13	9
Convertible Senior Notes	5,313	6,262	5,668	6,262
Total shares excluded from net loss per share	9,393	9,978	9,524	10,700

For the three and six months ended June 30, 2023 and 2022, the Company excluded outstanding performance stock units from the calculation of diluted net loss per share because they were anti-dilutive. As of June 30, 2023, the performance stock units granted in 2021, 2022, and 2023 had expected achievement levels of 0%, 100% and 146%, respectively. As of June 30, 2022, the performance stock units granted in 2020, 2021, and 2022 had expected achievement levels of 108%, 0%, and 52% respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three and six months ended June 30, 2023 and June 30, 2022, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted loss per share because they were anti-dilutive. Diluted earnings per share for the Convertible Senior Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of June 30, 2023 and 2022, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 4,845,242 and 6,261,560, respectively. Refer to Note 13—"Debt" for additional information related to accounting for Convertible Senior Notes issued and associated Capped Call Transactions.
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

The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	(in thousands, except percentages)
Revenue:
Net basis	$123,928	81%	$112,940	82%	$231,385	82%	$213,016	83%
Gross basis	28,615	19	24,840	18	51,308	18	42,839	17
Total	$152,543	100%	$137,780	100%	$282,693	100%	$255,855	100%
The following table presents the Company's revenue by channel for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	(in thousands, except percentages)
Channel:
CTV	$71,789	47%	$64,575	47%	$130,839	46%	$116,015	45%
Mobile	55,032	36	45,088	33	103,216	37	84,117	33
Desktop	25,722	17	28,117	20	48,638	17	55,723	22
Total	$152,543	100%	$137,780	100%	$282,693	100%	$255,855	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
United States	$114,486	$106,611	$211,642	$197,019
International	38,057	31,169	71,051	58,836
Total	$152,543	$137,780	$282,693	$255,855

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable is presented net of an allowance for doubtful accounts of $19.6 million at June 30, 2023, and $1.1 million at December 31, 2022. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $14.6 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$1,662	$2,096	$1,092	$3,475
Write-offs	(727)	(9)	(743)	(9)
Increase (decrease) in provision for expected credit losses	18,708	(1,216)	19,294	(2,682)
Recoveries of previous write-offs	—	—	—	87
Allowance for doubtful accounts, ending balance	$19,643	$871	$19,643	$871
During the three and six months ended June 30, 2023, the provision for expected credit losses associated with accounts receivable increased by $18.7 million and $19.3 million, respectively, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $14.1 million and $14.6 million, respectively, which resulted in $4.6 million and $4.6 million of bad debt expense, respectively. The increase in the provision for expected credit losses was primarily attributed to one buyer filing for bankruptcy, resulting in $4.5 million of bad debt expense in the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the provision for expected credit losses associated with accounts receivable decreased by $1.2 million and $2.7 million, respectively, offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.1 million and $2.0 million, respectively, which resulted in $0.1 million and $0.7 million, respectively, of bad debt recovery.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$69,353	$69,353	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$259,647	$259,647	$—	$—
At June 30, 2023 and December 31, 2022, cash equivalents of $69.4 million and $259.6 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At June 30, 2023 and December 31, 2022, the Company had Convertible Senior Notes and its Term Loan B Facility (as defined in Note 13) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $258.8 million and $305.0 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of June 30, 2023 and December 31, 2022 and is classified as Level 2 in the fair value hierarchy. At June 30, 2023 and December 31, 2022, the estimated fair value of the Company's Term Loan B Facility was $352.8 million and $333.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2023 and 2022.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts payable—seller	$990,823	$1,057,556
Accounts payable—trade	15,731	19,387
Accrued employee-related payables	15,746	15,065
Accrued holdback - indemnification claims	—	2,313
Total	$1,022,300	$1,094,321

Note 6—Goodwill, Intangible Assets, and Internal Use Software Development Costs
The Company's goodwill balance as of June 30, 2023 and December 31, 2022 was $978.2 million.

The Company’s intangible assets as of June 30, 2023 and December 31, 2022 included the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Amortizable intangible assets:
Developed technology	$390,136	$390,136
Customer relationships	37,300	136,000
In-process research and development	12,730	12,730
Trademarks	900	900
Non-compete agreements	400	900
Total identifiable intangible assets, gross	441,466	540,666
Accumulated amortization—intangible assets:
Developed technology	(324,603)	(184,439)
Customer relationships	(20,204)	(97,316)
In-process research and development	(7,380)	(4,398)
Trademarks	(600)	(450)
Non-compete agreements	(287)	(562)
Total accumulated amortization—intangible assets	(353,074)	(287,165)
Total identifiable intangible assets, net	$88,392	$253,501
Amortization of intangible assets for the three months ended June 30, 2023 and 2022 was $78.7 million and $38.8 million, respectively and $165.1 million and $77.3 million for the six months ended June 30, 2023 and 2022, respectively. During the first quarter of 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs in the six months ended June 30, 2022, which was included within merger, acquisition, and restructuring costs in the condensed consolidated statement of operations.
During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of the developed technology and in-process research and development related to the SpotX acquisition based on the remaining expected benefit from those assets. The change in the remaining estimated useful lives for developed technology and in-process research and development resulted in increased amortization expense of $52.1 million and $104.1 million for the three and six months ended June 30, 2023, respectively. The increased amortization expense increased the basic and diluted loss per share by $0.38 and $0.76, net of tax, for the three and six months ended June 30, 2023, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2023:

Fiscal Year	Amount
(in thousands)
Remaining 2023	$37,381
2024	30,134
2025	14,445
2026	6,001
2027	431
Total	$88,392
The Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure. During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of capitalized software projects related to integration of its technology platforms. The change in the remaining estimated useful lives for the related projects resulted in increased amortization expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2023, respectively. The increased amortization expense increased the basic and diluted loss per share by $0.01 and $0.02, net of tax, for the three and six months ended June 30, 2023, respectively.

Note 7—Business Combinations
2022 Acquisition—Carbon
The Company completed the acquisition of Carbon (AI) Limited ("Carbon" and such acquisition the "Carbon Acquisition"), a platform that enables publishers to measure, manage, and monetize audience segments, in February 2022 for a total purchase price of $23.1 million in cash. Approximately $2.3 million of the purchase price was held back to cover possible indemnification claims, which was subsequently paid out in February 2023.

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the SpotX Acquisition and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Personnel related (severance and one-time termination benefit costs)	$—	$510	$3,218	$1,227
Loss contracts (facilities related)	—	—	2,190	—
Exit costs	—	—	1,408	—
Impairment of property and equipment, net	—	—	506	—
Non-cash stock-based compensation (double-trigger acceleration and severance)	—	60	143	2,004
Impairment costs of abandoned technology	—	—	—	3,320
Professional services (investment banking advisory, legal and other professional services)	—	142	—	$917
Total merger, acquisition, and restructuring costs	$—	$712	$7,465	$7,468

During the six months ended June 30, 2023, the Company incurred merger, acquisition, and restructuring costs of $7.5 million, and during the three and six months ended June 30, 2022, the Company incurred merger, acquisition, and restructuring costs of $0.7 million and $7.5 million, respectively. During the six months ended June 30, 2023, these activities included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the SpotX Acquisition, including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize. During the three and six months ended June 30, 2022 the Company incurred restructuring costs following the SpotX Acquisition.
Accrued restructuring costs related to mergers and acquisitions were $2.2 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively, and were primarily related the Company's consolidation of its platforms as mentioned above and the Telaria Merger. Accrued restructuring costs associated with personnel costs are included within accounts payable and accrued expenses and accruals related to exit costs are included within other current liabilities and other liabilities, non-current on the Company's condensed consolidated balance sheets.

(in thousands)
Accrued restructuring costs at December 31, 2022	$1,222
Personnel related and non-cash stock-based compensation	3,361
Loss contracts (facilities related)	2,190
Exit costs	1,408
Impairment of property and equipment, net	506
Cash paid for restructuring costs	(3,626)
Non-cash loss contracts (facilities related)	(2,190)
Non-cash impairments	(506)
Non-cash stock-based compensation	(143)
Accrued restructuring costs at June 30, 2023	$2,222

Note 9—Stock-Based Compensation
Stock Options
A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2022	4,672	$8.71
Granted	130	$10.59
Exercised	(377)	$5.56
Expired	(27)	$33.20
Outstanding at June 30, 2023	4,398	$8.89	5.7 years	$27,656
Exercisable at June 30, 2023	3,581	$7.54	5.1 years	$25,876
The total intrinsic value of options exercised during the six months ended June 30, 2023 was $2.1 million. At June 30, 2023, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $7.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total grant date fair value of options vested during the six months ended June 30, 2023 was $3.0 million.
The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the six months ended June 30, 2023 was $7.27 per share. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.99%	1.63%
Expected volatility	84%	79%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2022	10,000	$15.06
Granted	7,113	$10.73
Canceled	(998)	$13.56
Vested and released*	(2,906)	$13.80
Restricted stock units outstanding at June 30, 2023	13,209	$13.12
* Includes the release of 18 restricted stock units that were vested and deferred in a prior period.
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2023 was $10.73. The intrinsic value of restricted stock units that vested during the six months ended June 30, 2023 was $36.0 million. At June 30, 2023, the intrinsic value of unvested restricted stock units was $180.3 million. At June 30, 2023, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $152.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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
A summary of performance stock units activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2022	639	$19.02
Granted	474	$13.32
Vested	(138)	$6.15
Forfeited	(8)	$6.15
Outstanding at June 30, 2023	967	$18.17
The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Expected term (in years)	3.0	3.0
Risk-free interest rate	4.19%	1.39%
Expected volatility of Magnite	94%	84%
Expected volatility of selected peer companies	64%	63%
Expected correlation coefficients of Magnite	0.62	0.56
Expected correlation coefficients of selected peer companies	0.54	0.52
Dividend yield	—%	—%
The intrinsic value of performance stock units that vested during the six months ended June 30, 2023 was $1.2 million. At June 30, 2023, the intrinsic value of unvested performance stock units based on expected achievement levels was $10.6 million. As of June 30, 2023, the Company had unrecognized stock-based compensation expense relating to outstanding PSUs of approximately $10.7 million, which will be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
Cost of revenue	$459	$417	$927	$767
Sales and marketing	7,093	5,425	14,498	10,766
Technology and development	5,473	5,352	10,919	10,069
General and administrative	5,682	4,948	11,507	9,185
Merger, acquisition, and restructuring costs	—	60	143	2,004
Total stock-based compensation expense	$18,707	$16,202	$37,994	$32,791
On January 1, 2023, pursuant to the evergreen provision in the Company's 2014 Equity Incentive Plan, the Company increased the aggregate number of shares of common stock that may be issued pursuant to stock awards by 6,700,286 shares. On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan"), which, among other things, increased the aggregate maximum number of shares of common stock that may be issued pursuant to stock awards by 8,056,129, removed the prior evergreen provision, and extended the plan through April 2033. As of June 30, 2023, an aggregate of 22,768,721 shares remained available for future grants under the Company's Amended and Restated 2014 Equity Incentive Plan.
On January 1, 2023, pursuant to the evergreen provision in the Company's 2014 Employee Stock Purchase Plan, the Company increased the aggregate number of shares of common stock that may be issued pursuant to the Company's 2014 Employee Stock Purchase Plan by 1,340,057 shares. On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan"), which, among other things, removed the evergreen provision and extended the plan through June 2033. As of June 30, 2023, the Company has reserved 4,968,034 shares of its common stock for issuance under the Company's Amended and Restated 2014 Employee Stock Purchase Plan ("ESPP").
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
The Company recorded an income tax provision of $0.7 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and an income tax benefit of $0.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively. The tax provision and tax benefit for the three and six months ended June 30, 2023 and June 30, 2022 are primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA includes a new corporate alternative minimum tax (the “Corporate AMT”) of 15% on the adjusted financial statement income (the “AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for tax years beginning after December 31, 2022 and is not expected to impact the Company. Additionally, the IRA imposes an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. The Company has not repurchased shares during the six months ended June 30, 2023.
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
There was no material change to the Company's unrecognized tax benefits in the six months ended June 30, 2023 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
Operating lease expense associated with leases included in the lease liability and right of use ("ROU") asset on the condensed consolidated balance sheets were $6.4 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively, and $12.9 million and $11.1 million, for the six months ended June 30, 2023 and 2022, respectively. For lease expenses not included in the Company's ROU asset and lease liability balances, the Company recognized short term lease expense of $0.2 million and $0.4 million and variable lease expense of $0.9 million and $0.7 million during the three months ended June 30, 2023 and 2022, respectively. The Company recognized short term lease expense of $0.4 million and $0.7 million and variable lease expense of $1.7 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively.
The Company also received rental income of $1.4 million and $1.3 million for real estate leases for which it subleases the property to third parties during the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $2.6 million during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, a weighted average discount rate of 6.18% and 6.11%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 5.4 years and 5.6 years as of June 30, 2023 and December 31, 2022, respectively.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of June 30, 2023 (in thousands):

Fiscal Year
Remaining 2023	$13,459
2024	23,336
2025	15,105
2026	12,276
2027	7,676
Thereafter	22,195
Total lease payments (undiscounted)	94,047
Less: imputed interest	(13,634)
Lease liabilities—total (discounted)	$80,413

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of June 30, 2023 and December 31, 2022, the Company had $5.3 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of June 30, 2023, the Company's outstanding non-cancelable contractual obligations with a remaining term of one year or longer consist of the following (in thousands):

Fiscal Year
Remaining 2023	$31,152
2024	64,716
2025	31,066
Total	$126,934

The amounts above include commitments under a cloud-managed services agreement, under which the Company has a non-cancelable minimum spend commitment from July 2023 to June 2025 based on actual spend, as defined in the agreement, with the third-party provider from July 2022 to June 2023. Based on the actual spend in the twelve-month period ended June 30, 2023, the non-cancelable minimum annual obligation is $57.6 million in each twelve-month period (i.e. July 2023 to June 2024 and July 2024 to June 2025). The minimum spend commitment is reflected above on a straight-line basis as it approximates the manner in which the Company expects to fulfill the obligations.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2023. However, based on management’s knowledge as of June 30, 2023, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Convertible Senior Notes	$309,523	$400,000
Less: Unamortized debt issuance cost	(4,806)	(7,355)
Net	304,717	392,645
Term Loan B Facility	352,800	354,600
Less: Unamortized discount and debt issuance cost	(18,881)	(20,888)
Net	333,919	333,712
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$635,036	$722,757
Maturities of the principal amount of the Company's long-term debt as of June 30, 2023 are as follows (in thousands):

Fiscal Year
Remaining 2023	1,800
2024	3,600
2025	3,600
2026	313,123
2027	3,600
Thereafter	336,600
Total	$662,323
Amortization of the debt issuance cost and the discount associated with our indebtedness totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2022, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. In addition, amortization of deferred financing costs was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022. Deferred financing costs are included in prepaid expenses and other current assets and other assets, non-current assets.

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
During the three and six months ended June 30, 2023, the Company repurchased its Convertible Senior Notes in the open market with cash on hand for $34.2 million and $75.0 million, respectively. The Company recognized a gain on extinguishment of debt of $5.4 million and $14.0 million related to the repurchase of $40.2 million and $90.5 million of principal balance of Convertible Senior Notes and $0.6 million and $1.5 million, of unamortized debt issuance costs associated with the extinguished debt during the three and six months ended June 30, 2023, respectively. The gain on extinguishment is included in other (income) expense in the Company's condensed consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2023 and 2022 (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contractual interest expense	$212	$250	$453	$500
Amortization of debt issuance costs	485	572	1,036	1,144
Total interest expense	$697	$822	$1,489	$1,644
Effective interest rate	0.82%	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2023 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2023	886
2024	1,770
2025	1,770
2026	380
Total	$4,806

Credit Agreement
On April 30, 2021, the Company entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative agent and collateral agent, and other lender parties thereto. The Credit Agreement provides for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility"), which matures in April 2028, and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which matures in December 2025. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes. Loans, if any, under the Revolving Credit Facility are expected to be used for general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement.
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As of June 30, 2023, the contractual interest rate related to the Term Loan B Facility was 10.24%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of June 30, 2023, the Company was in compliance with its debt covenants.

The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B Facility based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the company as defined within the terms of the Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended June 30, 2023. In addition, the Term Loan B Facility will mature in the event that any portion of the Convertible Senior Notes remains outstanding 91 days prior to the maturity date of the Convertible Senior Notes.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At June 30, 2023, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
In June 2023, the Company amended its Credit Agreement to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the amendment to the Credit Agreement, which is based on the secured overnight financing rate ("SOFR").
The following table summarizes the amount outstanding under the Term Loan B Facility at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Term Loan B Facility	$352,800	$354,600
Unamortized debt discounts	(7,374)	(8,158)
Unamortized debt issuance costs	(11,507)	(12,730)
Debt, net of debt issuance costs	$333,919	$333,712
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
The following table sets forth interest expense related to the Term Loan B Facility for the three and six months ended June 30, 2023 and 2022 (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contractual interest expense	$8,991	$5,257	$17,427	$10,420
Amortization of debt discount	391	396	784	792
Amortization of debt issuance costs	611	617	1,223	1,236
Total interest expense	$9,993	$6,270	$19,434	$12,448
Effective interest rate	11.30%	7.02%	10.98%	6.96%

Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2023 through 2028 is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2023	$780	$1,218
2024	1,548	2,416
2025	1,532	2,391
2026	1,516	2,366
2027	1,500	2,341
Thereafter	498	775
Total	$7,374	$11,507

Note 14—Subsequent Events

On August 4, 2023, the Company's Board of Directors approved a $100.0 million repurchase plan, pursuant to which the Company is authorized to repurchase its common stock or Convertible Senior Notes through August 4, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning acquisitions by the Company, including the acquisition of SpotX, Inc. ("SpotX," and such acquisition the "SpotX Acquisition"), the acquisition of SpringServe, LLC ("SpringServe," and such acquisition the "SpringServe Acquisition"), and the merger with Telaria, Inc. ("Telaria," and such merger the "Telaria Merger"), or the anticipated benefits thereof; statements concerning potential synergies from the Company's acquisitions; statements concerning macroeconomic conditions or concerns related thereto; our anticipated financial performance; key strategic objectives; industry growth rates for ad-supported connected television ("CTV") and the shift in video consumption from linear TV to CTV; anticipated benefits of new offerings, including the introduction of our new Magnite Streaming platform and our ClearLine solution; the success of the consolidation of our two CTV platforms; the effects of our cost reduction initiatives; scope and duration of client relationships; the fees we may charge in the future; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•we must increase the scale and efficiency of our technology infrastructure to support our growth and recent developments in artificial intelligence and machine learning may accelerate or exacerbate potential risks related to technological developments;
•the emergence of header bidding has increased competition from other demand sources and may cause infrastructure strain and added costs;
•our access to mobile inventory may be limited by third-party technology or lack of direct relationships with mobile sellers;
•we may experience lower take rates, which may not be offset by increases in ad spend;
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
•our reliance on large aggregators of advertising inventory, and the concentration of CTV among a small number of large sellers that enjoy significant negotiating leverage with respect to take rates and other terms;
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
•the effects of consolidation in the ad tech industry or among our publisher clients;
•our ability to differentiate our offerings and compete effectively to combat commodification and disintermediation;
•potential limitations on our ability to collect or use data as a result of consumer tools, regulatory restrictions and technological limitations;
•the development and use of new identity solutions as a substitute for third-party cookies and other identifiers may disrupt the programmatic ecosystem, require additional investment and resources, and cause the performance of our platform to decline;
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
In June 2023 we announced Magnite Access, a suite of products designed to help publishers as well as their advertising partners generate more value from their data assets. The Magnite Access suite leverages new, custom-built technologies as well as products from recent acquisitions including Nth Party, Ltd. ("Nth Party"), a developer of cryptographic software for secure audience data sharing and analysis, in December 2021, and Carbon (AI) Limited ("Carbon"), a platform that enables publishers to measure, manage, and monetize audience segments, in February 2022. Though portions of Magnite Access are already available to our clients, others are in testing and are expected to reach wider availability this year.
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
The SpotX Acquisition resulted in a significant increase in our revenue and Contribution ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. In addition, as newer entrants to programmatic advertising, the largest publishers and broadcasters have tended to transact almost exclusively through reserve auctions and have lower overall take rates. These publishers have continued to increase their focus and investment in programmatic CTV, and in recent periods have grown as a percentage of our CTV business. Accordingly, the increase in share among these publishers on our platform has driven a decrease in our aggregate CTV take rates. The SpotX Acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We have been able to offset some of these increases through cost saving activities and the achievement of acquisition synergies. As part of our integration efforts, we recently introduced our unified CTV platform, Magnite Steaming, which merges leading technology from the legacy Magnite CTV and SpotX CTV platforms. We completed the migration to our unified platform early in the third quarter of 2023.
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
During the three months ended March 31, 2023, we announced a reduction of our global workforce by approximately 6%. The reduction in force was primarily associated with the elimination of duplicative technology roles resulting from the integration of our CTV platforms and represent cost synergies related to our acquisition.
Macroeconomic Developments
Our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and instability of financial institutions, the risk of a recession, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn has led to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
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
For the three and six months ended June 30, 2023, our revenue reported on a gross basis was 19% and 18%, respectively, of total revenue, and for the three and six months ended June 30, 2022, our revenue reported on a gross basis was 18% and 17%, respectively, of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, professional services, and amortization expense associated with client relationships, backlog, and non-compete agreements from our business acquisitions, and to a lesser extent, facilities-related costs and depreciation and amortization. Our sales and support organization focuses on increasing the adoption of our solution by existing and new buyers and sellers and supports ongoing client relationships. We amortize acquired intangibles associated with client relationships and backlog from our business acquisitions over their estimated useful lives.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
	(in thousands)			(in thousands)
Revenue	$152,543	$137,780	11%	$282,693	$255,855	10%
Expenses (1)(2):
Cost of revenue	130,175	65,001	100%	255,003	124,397	105%
Sales and marketing	45,131	51,827	(13)%	98,180	101,827	(4)%
Technology and development	23,383	23,037	2%	47,598	46,080	3%
General and administrative	25,649	20,466	25%	46,737	39,170	19%
Merger, acquisition, and restructuring costs	—	712	(100)%	7,465	7,468	—%
Total expenses	224,338	161,043	39%	454,983	318,942	43%
Loss from operations	(71,795)	(23,263)	(209)%	(172,290)	(63,087)	(173)%
Other (income) expense, net	1,431	1,795	(20)%	(23)	8,569	(100)%
Loss before income taxes	(73,226)	(25,058)	(192)%	(172,267)	(71,656)	(140)%
Provision (benefit) for income taxes	663	(104)	NM	354	(2,109)	117%
Net loss	$(73,889)	$(24,954)	(196)%	$(172,621)	$(69,547)	(148)%

NM Not meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
Cost of revenue	$459	$417	$927	$767
Sales and marketing	7,093	5,425	14,498	10,766
Technology and development	5,473	5,352	10,919	10,069
General and administrative	5,682	4,948	11,507	9,185
Merger, acquisition, and restructuring costs	—	60	143	2,004
Total stock-based compensation expense	$18,707	$16,202	$37,994	$32,791

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
Cost of revenue	$81,336	$26,862	$161,727	$53,184
Sales and marketing	7,292	18,904	22,336	38,056
Technology and development	187	233	392	457
General and administrative	124	161	279	329
Total depreciation and amortization expense	$88,939	$46,160	$184,734	$92,026

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	100%	100%	100%	100%
Cost of revenue	85	47	90	49
Sales and marketing	30	37	35	40
Technology and development	15	17	17	18
General and administrative	17	15	17	15
Merger, acquisition, and restructuring costs	—	1	3	3
Total expenses	147	117	161	125
Loss from operations	(47)	(17)	(61)	(25)
Other (income) expense, net	1	1	—	3
Loss before income taxes	(48)	(18)	(61)	(28)
Provision (benefit) for income taxes	—	—	—	(1)
Net loss	(48)%	(18)%	(61)%	(27)%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
    Revenue
Revenue increased $14.8 million, or 11%, for the three months ended June 30, 2023 compared to the prior year period. Our revenue growth was driven primarily by growth in revenue from mobile, which increased by $9.9 million, or 22%, and CTV, which increased by $7.2 million, or 11%. These increases were partially offset by a decline in revenue from desktop of $2.4 million, or 9%.
Revenue increased $26.8 million, or 10%, for the six months ended June 30, 2023 compared to the prior year period. Our revenue growth was driven primarily by growth in revenue from mobile, which increased by $19.1 million, or 23%, and CTV, which increased by $14.8 million, or 13%. These increases were partially offset by a decline in revenue from desktop of $7.1 million, or 13%.
Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel and transaction type, our revenue is subject to changes in publisher-specific take rates, and shifts in the mix of advertising spend on our platform among publishers and transaction types. For instance, managed services tend to have higher take rates while reserve auctions tend to have lower take rates. For the remainder of 2023, we believe our revenue will increase compared to the prior year period, primarily as a result of an increase in the volume of transactions on our platform, which will be partially offset by year-over-year declines in our aggregate CTV take rates.
Our business is dependent in part on the overall health of the advertising market. Our revenue growth has been tempered, and may be negatively impacted in the future, by reductions in revenue resulting from the impact of macroeconomic challenges. If economic conditions were to deteriorate further, we would likely experience a negative impact on our future revenue trends, and the magnitude of these impacts is difficult to predict depending on their scope and duration. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to these risks and the impact they may have on our business.
Cost of Revenue
Cost of revenue increased $65.2 million, or 100%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to an increase of $54.5 million in depreciation and amortization. This increase was driven by incremental amortization of $53.2 million due to the acceleration of the remaining lives of certain acquired intangible assets and capitalized software during the fourth quarter of 2022 from the integration of our legacy CTV platforms into Magnite Streaming. Compared to the prior year period, costs of revenue also included increases of $8.0 million in cloud hosting, data center, and bandwidth expenses and $3.3 million in traffic acquisition costs associated with revenue recognized on a gross basis.
Cost of revenue increased $130.6 million, or 105%, for the six months ended June 30, 2023, compared to the prior year period, primarily due to an increase of $108.5 million in depreciation and amortization. This increase was driven by incremental amortization of $106.4 million due to the same reasons above. Compared to the prior year period, cost of revenue also included increases of $16.5 million in cloud hosting, data center, and bandwidth expenses and $6.5 million in traffic acquisition costs associated with revenue recognized on a gross basis.
We expect our cost of revenue to continue to increase through the third quarter of 2023 compared to 2022 in absolute dollars primarily due to the accelerated amortization expense as discussed above, which is expected to result in approximately $7.9 million of net incremental non-cash expense through the third quarter of 2023 as compared to the original timing of its amortization. Cost of revenue in the fourth quarter of 2023 is expected to decline compared to the fourth quarter of 2022 in absolute dollars, due to the completion of the accelerated amortization expense.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses decreased $6.7 million, or 13%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to a decrease of $11.6 million in depreciation and amortization related to certain acquired intangible assets becoming fully amortized in 2022 and in April 2023, which was partially offset by an increase of $4.2 million related to personnel expenses.
Sales and marketing expenses decreased $3.6 million, or 4%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to a decrease of $15.7 million in depreciation and amortization due to the same reason above, which was partially offset by an increase of $9.3 million related to personnel expenses and an increase of $1.3 million related to travel and industry events.
We expect sales and marketing expenses to decrease through the remainder of 2023 compared to 2022 in absolute dollars primarily due to decreases in amortization of acquired intangible assets. We expect these decreases to be partially offset by increases in personnel related expenses and increases in travel and entertainment expenses compared to the prior year period.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $0.3 million, or 2%, for the three months ended June 30, 2023 compared to the prior year period.
Technology and development expenses increased $1.5 million, or 3%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to an increase of $0.8 million in software licenses.
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
General and Administrative
General and administrative expenses increased $5.2 million, or 25%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to increases of $4.7 million in bad debt expense. Bad debt expense was primarily a result of a buyer defaulting on payment obligations and subsequently filing for bankruptcy during the quarter, resulting in bad debt expense of $4.5 million.
General and administrative expenses increased $7.6 million, or 19%, for the six months ended June 30, 2023, compared to the prior year period, primarily due to an increase of $5.3 million in bad debt expense for the reason described above, and an increase of $2.9 million in personnel costs.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.

Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs decreased $0.7 million, or 100%, for the three months ended June 30, 2023 compared to the prior year period. Costs incurred during the three months ended June 30, 2022 of $0.7 million were primarily due to one-time cash-based employee termination benefit costs related to restructuring activities from the SpotX Acquisition.
Merger, acquisition, and restructuring costs remained relatively flat during the six months ended June 30, 2023 compared to the prior year period. Merger, acquisition, and restructuring costs incurred during the six months ended June 30, 2023 primarily included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs, all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the SpotX Acquisition. Merger, acquisition, and restructuring costs during the six months ended June 30, 2022 primarily included $3.3 million of impairment costs of abandoned technology and $3.2 million of severance related expenses, both related to restructuring activities from the SpotX Acquisition.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)		(in thousands)
Interest expense, net	$8,520	$7,146	$16,695	$14,257
Foreign exchange gain, net	(304)	(3,992)	(71)	(3,066)
Gain on debt extinguishment	(5,427)	—	(13,976)	—
Other income	(1,358)	(1,359)	(2,671)	(2,622)
Total other (income) expense, net	$1,431	$1,795	$(23)	$8,569
Interest expense, net increased $1.4 million for the three months ended June 30, 2023 compared to the prior year period, primarily due to increased interest expense of $3.6 million as a result of increased interest rates on our Term Loan B Facility, partially offset by an increase in interest income of $2.2 million generated from cash equivalents.
Interest expense, net, increased $2.4 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to increased interest expense of $6.8 million, partially offset by an increase in interest income of $4.4 million, both for the reasons described above.
Foreign exchange gain, net is impacted by movements in exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which are impacted by our billings to buyers, payments to sellers, and intercompany balances. The foreign exchange gain, net during the three and six months ended June 30, 2023 was primarily due to the currency movements between the British Pound, Australian Dollar, Canadian Dollar, and Euro relative to the U.S. Dollar.
Gain on debt extinguishment increased $5.4 million and $14.0 million during the three and six months ended June 30, 2023 compared to the prior year periods, respectively, due to our Convertible Senior Notes repurchases under the Company's February 2023 Repurchase Plan (defined below).
Provision (Benefit) for Income Taxes
    We recorded an income tax provision of $0.7 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and an income tax benefit of $0.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively. The tax provision and tax benefit for the three and six months ended June 30, 2023 and June 30, 2022 are primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the foreign income tax provision. We continue to maintain a partial valuation allowance for our domestic DTAs.

Key Operating and Financial Performance Metrics
In addition to our GAAP results, we review non-GAAP financial measures, including Contribution ex-TAC and Adjusted EBITDA, to help us evaluate our business on a consistent basis, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. Our non-GAAP financial measures are discussed below. Revenue and net income (loss) are discussed above under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Change Favorable/ (Unfavorable)	June 30, 2023	June 30, 2022	Change Favorable/ (Unfavorable)
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$152,543	$137,780	11%	$282,693	$255,855	10%
Gross profit	22,368	72,779	(69)%	27,690	131,458	(79)%
Contribution ex-TAC	134,682	123,264	9%	250,731	230,348	9%
Net loss	(73,889)	(24,954)	(196)%	(172,621)	(69,547)	(148)%
Adjusted EBITDA	37,331	41,321	(10)%	60,669	70,162	(14)%
Contribution ex-TAC
Contribution ex-TAC is calculated as gross profit plus cost of revenue, excluding traffic acquisition cost ("TAC"). Traffic acquisition cost, a component of cost of revenue, represents what we must pay sellers for the sale of advertising inventory through our platform for revenue reported on a gross basis. Contribution ex-TAC is a non-GAAP financial measure that is most comparable to gross profit. Our management believes Contribution ex-TAC is a useful measure in assessing the performance of Magnite and facilitates a consistent comparison against our core business without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
Our use of Contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have similar business arrangements, may define Contribution ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to GAAP-based financial performance measures, including revenue, net income (loss) and cash flows.
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Change %	June 30, 2023	June 30, 2022	Change %
	(in thousands)			(in thousands)
Revenue	$152,543	$137,780	11%	$282,693	$255,855	10%
Less: Cost of revenue	130,175	65,001	100%	255,003	124,397	105%
Gross Profit	22,368	72,779	(69)%	27,690	131,458	(79)%
Add back: Cost of revenue, excluding TAC	112,314	50,485	122%	223,041	98,890	126%
Contribution ex-TAC	$134,682	$123,264	9%	$250,731	$230,348	9%
We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Contribution ex-TAC by channel:

	Contribution ex-TAC
	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Change %	June 30, 2023	June 30, 2022	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$56,084	$52,116	8%	$102,496	$94,419	9%
Mobile	53,392	43,968	21%	100,289	82,265	22%
Desktop	25,206	27,180	(7)%	47,946	53,664	(11)%
Total	$134,682	$123,264	9%	$250,731	$230,348	9%

Contribution ex-TAC increased $11.4 million, or 9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in Contribution ex-TAC was primarily due to growth in mobile and CTV. This was partially offset by a decline in our desktop business.
Contribution ex-TAC increased $20.4 million, or 9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 for the same reasons above.
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
•Adjusted EBITDA does not reflect certain cash and non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets, merger, acquisition, or restructuring related severance costs, and changes in the fair value of contingent consideration.
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

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(73,889)	$(24,954)	$(172,621)	$(69,547)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	10,259	7,355	19,625	14,745
Amortization of acquired intangibles	78,680	38,805	165,109	77,281
Stock-based compensation expense	18,707	16,202	37,994	32,791
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	652	7,322	5,464
Non-operational real estate and other expense, net	122	211	238	346
Interest expense, net	8,520	7,146	16,695	14,257
Foreign exchange gain, net	(304)	(3,992)	(71)	(3,066)
Gain on extinguishment of debt	(5,427)	—	(13,976)	—
Provision (benefit) for income taxes	663	(104)	354	(2,109)
Adjusted EBITDA	$37,331	$41,321	$60,669	$70,162
Adjusted EBITDA decreased by $4.0 million during the three months ended June 30, 2023 compared to the prior year period, primarily due to increases in cloud hosting, data center, and bandwidth costs, bad debt expense, traffic and acquisitions costs, and personnel expenses, which exceeded increases in revenue year-over-year. Refer to discussion in section "Comparison of the Three and Six Months Ended June 30, 2023 and 2022."
Adjusted EBITDA decreased by $9.5 million during the six months ended June 30, 2023, for the same reasons above.
Liquidity and Capital Resources
Liquidity
As of June 30, 2023, we had cash and cash equivalents of $266.4 million, of which $36.7 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $662.3 million of indebtedness outstanding under our Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we are party to a $65.0 million Revolving Credit Facility (as defined below), of which approximately $5.3 million is assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At June 30, 2023, the balance of the Convertible Senior Notes was $304.7 million, net of unamortized debt issuance costs of $4.8 million. Accrued interest for the Convertible Senior Notes at June 30, 2023 was $0.2 million.
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
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As part of the Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. In June 2023, the Company amended its Credit Agreement to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the amendment to the Credit Agreement, which is based on the secured overnight financing rate ("SOFR"). At June 30, 2023, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Term Loan B Facility at June 30, 2023 was $0.8 million.
In February 2023, our Board of Directors approved a repurchase plan (the “February 2023 Repurchase Plan”), pursuant to which the Company was authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. The repurchase program allowed the Company to repurchase its common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. As of June 30, 2023, this repurchase program was completed, with only an immaterial portion of the authorization remaining. On August 4, 2023, our Board of Directors approved another repurchase plan (the "August 2023 Repurchase Plan"), pursuant to which the Company is authorized to purchase up to an aggregate of $100.0 million of common stock or Convertible Senior Notes through August 4, 2025.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash flows provided by operating activities	$43,223	$63,952
Cash flows used in investing activities	(18,534)	(36,743)
Cash flows used in financing activities	(85,037)	(23,568)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	257	(915)
Change in cash, cash equivalents and restricted cash	$(60,091)	$2,726
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
For the six months ended June 30, 2023, net cash provided by operating activities was $43.2 million compared to net cash provided by operating activities of $64.0 million for the six months ended June 30, 2022. Our operating activities included our net loss of $172.6 million and $69.5 million for the six months ended June 30, 2023 and 2022, respectively, which were offset by non-cash adjustments of $217.7 million and $127.3 million, respectively. Net changes in our working capital resulted in $1.9 million of cash used in operating activities and $6.2 million of cash provided by operating activities for the six months ended June 30, 2023 and June 30, 2022, respectively. The net changes in working capital for both periods are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the six months ended June 30, 2023 and 2022, our investing activities used net cash of $18.5 million and $36.7 million, respectively. During the six months ended June 30, 2023 and 2022, we used cash for purchases of property and equipment of $12.7 million and $8.7 million, respectively, and used cash for investments in our internally developed software of $5.8 million and $7.3 million, respectively. The six months ended June 30, 2022 included net cash used of $20.8 million to acquire Carbon.
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
For the six months ended June 30, 2023 and 2022, net cash used by financing activities was $85.0 million and $23.6 million, respectively. Cash outflows from financing activities for the six months ended June 30, 2023 primarily included $75.0 million of payments related to repurchasing our Convertible Senior Notes, $9.7 million for taxes paid related to net share settlement of stock-based awards, a $2.3 million payment of our indemnification claims holdback, and $1.8 million of repayments related to our Term Loan B Facility. The outflows were partially offset by cash proceeds from stock options exercised of $2.1 million and cash proceeds from issuance of common stock from the employee stock purchase plan of $1.9 million.
Cash outflows from financing activities for the six months ended June 30, 2022 primarily included $15.7 million of payments related to share repurchases, $9.5 million for taxes paid related to net share settlement of stock-based awards, and $1.8 million repayments related to our Term Loan B Facility. The outflows were offset by cash proceeds from issuance of common stock from the employee stock purchase plan of $2.1 million and cash proceeds from stock options exercised of $1.6 million.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2023 other than the short-term operating leases and the indemnification agreements described below, and commitments mentioned in Note 12 - "Commitments Contingencies."
Contractual Obligations and Known Future Cash Requirements
As of June 30, 2023, our principal commitments consist of obligations under our Convertible Senior Notes, Term Loan B Facility, Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and office in Los Angeles, California, operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, sublease income, and other future payments due under non-cancelable agreements at June 30, 2023 (in thousands):

	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of June 30, 2023	$13,459	$23,336	$15,105	$12,276	$7,676	$22,195	$94,047
Convertible Senior Notes	—	—	—	309,523	—	—	309,523
Interest, Convertible Senior Notes	387	774	774	386	—	—	2,321
Term Loan B Facility (1)	1,800	3,600	3,600	3,600	3,600	336,600	352,800
Interest, Term Loan B Facility (2)	19,255	36,389	35,915	35,542	35,168	11,574	173,843
Operating sublease income	(2,504)	(4,819)	(1,751)	(260)	—	—	(9,334)
Other non-cancelable obligations	31,152	64,716	31,066	—	—	—	126,934
Total	$63,549	$123,996	$84,709	$361,067	$46,444	$370,369	$1,050,134
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that may be required, per terms of the Credit Agreement, after the end of each fiscal year.
(2) Interest payments are based on an assumed rate of 10.24%, which was the rate as of June 30, 2023 for the associated Term Loan B Facility.
Payments associated with our Convertible Senior Notes are based on contractual terms and intended timing of repayments of long-term debt and associated interest and do not assume conversion prior to the maturity date.
Other non-cancelable obligations include agreements in the normal course of business and purchase considerations that extend beyond a year as of June 30, 2023. The amounts above include commitments under a cloud-managed services agreement, under which the Company has a non-cancelable minimum spend commitment from July 2023 to June 2025 based on actual spend, as defined in the agreement, with the third-party provider from July 2022 to June 2023. Based on the actual spend in the twelve-month period ended June 30, 2023, the non-cancelable minimum annual obligation is $57.6 million for each twelve-month period (i.e. July 2023 to June 2024 and July 2024 to June 2025). The minimum spend commitment is reflected above on a straight-line basis as it approximates the manner in which we expect to fulfill the obligation.

In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2023.
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
We have a Term Loan B Facility under the Credit Agreement which bears a floating rate of interest that resets periodically, subject to a 0.75% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate has now reset above the floor on such underlying interest rate. The fair value of Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors increases relative to when the loans were issued. As of June 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. Should the company borrow under the Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. The annualized impact to interest expense for each 100 basis points increase above the SOFR Floor on our Term Loan B Facility is approximately $3.5 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower than $3.5 million depending on the timing and magnitude of such rate changes relative to our SOFR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment opportunities and policy relative to our overall objectives.
With regard to all debt currently outstanding, the company is potentially exposed to refinancing risk, should the Company seek to refinance existing debt or raise new debt in the future, and the prevailing cost or terms for that debt differs from terms in our current debt agreements.
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound, Australian Dollar, Canadian Dollar, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at June 30, 2023 and December 31, 2022, including intercompany balances, would result in a foreign currency loss of approximately $11.3 million and $10.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2023. However, based on our knowledge as of June 30, 2023, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
There are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and the instability of financial institutions, the risk of a recession, and other macroeconomic factors may amplify many of the risks described in our risk factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers

    Common stock repurchases during the quarter ended June 30, 2023 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 - April 30, 2023
Equity withholding(1)	70	$9.05	—	$—
Repurchase program(2)	—	$—	—	$34,172
May 1 - May 31, 2023
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$34,172
June 1 - June 30, 2023
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$11
	70		—
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
(2) On February 16, 2023, our Board of Directors approved a repurchase plan (the “February 2023 Repurchase Plan”), pursuant to which the Company is authorized to purchase up to an aggregate of $75.0 million of common stock or Convertible Senior Notes through February 16, 2025. During the three months ended March 31, 2023, the Company used $40.8 million to repurchase Convertible Senior Notes. During the three months ended June 2023, the remaining $34.2 million of the February 2023 Repurchase Plan was used to repurchase Convertible Senior Notes. On August 4, 2023, our Board of Directors approved another repurchase plan (the "August 2023 Repurchase Plan"), pursuant to which the Company is authorized to purchase up to an aggregate of $100.0 million of common stock or Convertible Senior Notes through August 4, 2025.
Item 5. Other Information
Trading Plans
In the second quarter of 2023, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
David Buonasera	Chief Technology Officer	Adopted June 14, 2023	September 12, 2023 - June 14, 2024	Sell up to 30,000, subject to certain conditions	Yes
Adam Soroca	Chief Product Officer	Adopted June 15, 2023	September 14, 2023 - November 15, 2023	Sell up to 105,000, subject to certain conditions	Yes

Item 6. Exhibits

Number	Description

10.1*	Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan.
10.2*	Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.
10.3*
Amendment No. 2, dated as of June 14, 2023, to the Credit Agreement dated as of April 30, 2021, among Magnite, Inc. and Goldman Sachs Bank USA, as administrative agent and as collateral agent for the Lenders.

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
Date August 9, 2023