Form 10-K
period 2023-12-31
MAGNITE, INC.
filed 2024-02-28
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2023) was approximately $1,186,971,950.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2024
Common Stock, $0.00001 par value	139,932,053

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

MAGNITE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
•the impact of macroeconomic challenges on the overall demand for advertising and the advertising marketplace;
•CTV spend on our platform may grow more slowly than we expect if growth occurs disproportionately through platforms that we cannot access, industry growth rates for ad supported CTV are not accurate, if CTV sellers fail to adopt programmatic advertising solutions or if we are unable to maintain or increase access to CTV advertising inventory;
•we may be unsuccessful in our supply path optimization efforts with buyers;
•our ability to introduce new offerings and bring them to market in a timely manner, and potential responses or reactions of clients, vendors, and competitors to the announcement of new products and offerings;
•uncertainty of our estimates and expectations associated with new offerings, including our SpringServe ad server, ClearLine solution, and our developing identity solutions;
•potential negative impacts associated with the integration of our CTV platforms and the introduction of Magnite Streaming;
•we must increase the scale and efficiency of our technology infrastructure to support our growth and recent developments in artificial intelligence and machine-learning may accelerate or exacerbate potential risks related to technological developments;
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
•the deprecation of third-party cookies and other identifiers, and the development of new targeting and identity solutions, may disrupt the programmatic ecosystem, cause reduced CPMs and fill rates, result in a shift of ad spend towards "walled gardens," require additional investment and resources, and cause the overall performance of our platform to decline;
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
•evolving corporate governance and public disclosure regulations and expectations, including with respect to cyber security, environmental, social and governance matters;
•errors or failures in the operation of our solution, interruptions in our access to network infrastructure or data, and breaches of our computer systems including as a result of cyber security incidents;
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
On April 30, 2021, we completed the acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping connected television ("CTV") and video advertising globally. On July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for video and CTV.
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
Our streaming SSP platform and ad server offers CTV sellers a holistic solution for workflow, yield management and monetization, across both programmatic and direct-sold video inventory. We provide sellers with a full suite of tools to protect the consumer viewing experience and brand safety expectations, while increasing revenue opportunities, including forecasting tools, customized ad experiences and ad formats, and advanced podding logic. These tools are particularly important to CTV sellers who need to provide a TV-like viewing and advertising experience for consumers. For instance, our ad-pod feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers so that competing brand ads do not appear during the same commercial break. Other tools we offer include audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
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
Automation of Buying and Selling
Due to the size and complexity of the advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic advertising allows buyers and sellers to transact on an impression-by-impression basis through the use of real-time bidding technology, and allows for the use of advanced data and identity solutions to better target ad campaigns. Programmatic transactions include open auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. These reserve auctions may be “guaranteed,” where a buyer has negotiated a pre-established price and volume with a seller.
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. As the number of CTV channels continues to proliferate, we believe that ad-supported models or hybrid models that rely on a combination of subscription fees and advertising revenue will continue to gain traction. In turn, we believe brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Furthermore, as the CTV market continues to mature, we believe that a greater percentage of CTV advertising inventory will be sold programmatically, and through biddable environments rather than programmatic guaranteed, similar to trends that occurred in desktop and mobile. As such, we expect CTV to be a significant driver of our revenue growth for the foreseeable future.
Identity Solutions
A number of participants in the advertising technology ecosystem have taken or are expected to take action to eliminate or restrict the use of third-party cookies and other primary identifiers that have historically been used to deliver targeted advertisements. For instance, Google has announced plans to fully deprecate third-party cookies by the end of 2024. While we generally support third-party cookie deprecation in favor of more transparent identity solutions, these efforts could lead to significant uncertainty and instability in the short term as the industry adjusts to a new targeting paradigm, as well as a decrease in CPMs and a shift of advertising spend to large walled gardens that have access to large amounts of first party data. Moreover, alternative solutions proposed by Google, such as Privacy Sandbox, are unreleased and unproven, will require substantial development and commercial changes for us to support and may ultimately be self preferential.
Despite these potential near-term challenges, in the longer term we believe that the elimination of third-party cookies has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. In CTV, this identity model already largely exists with publishers more tightly controlling access to identifiers and user data, while offering proprietary first party data segments for reaching desired audiences. We believe that our scale and expertise in CTV position us well to take a leadership position in advancing this shift to a first party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions.
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
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards increasing demand competition have become more prevalent. We have addressed this, in part, through our

SpringServe ad server, which offers sellers a unified programmatic demand solution for CTV that leverages our existing programmatic SSP capabilities as well as connects with third party programmatic demand sources.

Magnite: Competitive Strengths of Our Platform. Key competitive strengths of our platform include:
Leadership in CTV
Our Magnite Streaming platform has been strategically built to meet the unique requirements of CTV sellers. Many of these sellers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic advertising. The tools we provide include ad podding for commercial breaks, dynamic ad insertion to serve live streaming events, audio normalization tools to control the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
On July 1, 2021, we acquired SpringServe, a leading CTV ad serving platform that manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher. Combined with our SSP, the SpringServe ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
We have invested significant time and resources in cultivating relationships with CTV sellers and have built a specialized team of CTV experts across our engineering and sales functions to support our clients and evangelize the benefits of CTV advertising. In addition, during 2023 we announced SpringServe Tiles, an innovative product that allows publishers to showcase custom creative and highlight content recommendations within streaming programming guides in any size and a wide variety of formats. SpringServe Tiles combines creative ad capabilities with operational efficiencies and cost savings that come with end-to-end management of monetization, targeting, and reporting all in one platform.
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
Big Data Analytics and Machine-Learning Algorithms; Bid Filtering
A core aspect of our value proposition is our big data and machine-learning platform, a subcategory of artificial intelligence, which is able to discover unique insights from our massive data repositories. Our systems collect and analyze a myriad of information such as historical clearing prices, bid responses, buyer preferences, ad formats, user location, buyer audience preferences, how many ads the user has seen, browser or device information, and sellers’ first party data about users. Our access to data puts us in a unique position to develop differentiated insights to help both buyers and sellers. Our solution utilizes artificial intelligence in order to constantly self-improve as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher-quality matching between buyers and sellers. This data also fuels our bid filtering technology, allowing us to more aggressively block traffic that is not likely to monetize. We believe that our traffic optimization coupled with bid filtering improves return on investment for buyers and increases revenue for sellers, which in turn attracts more buyers and sellers to our platform creating a dual network effect that makes our platform stickier. These capabilities also help us manage the costs associated with the high volumes of ad requests we receive.
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
Header Bidding and Demand Manager Solutions
We are integrated with all of the major header-bidding standards, including Prebid.org, which we co-founded, as well as the solutions offered by Google and Amazon. We believe the various header bidding alternatives we offer, our buyer reach and scale, our buying efficiency, and our machine-learning capabilities put us in a strong position to compete for seller impressions monetized through header-bidding solutions, and we expect these header bidding solutions to deliver a meaningful volume of impressions. We also provide a software solution called Demand Manager that helps desktop and mobile sellers manage all of their header-bidding advertising inventory. We believe that adoption and proliferation of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
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
Buyer Tools
We provide a suite of buyer tools designed to help buyers curate inventory, append data and improve ROI in order to meet their campaign strategies. Our curation tools enable agency holding companies and major brands to create their own private label marketplaces and establish direct connections with sellers. Custom auction packages and audience tools give buyers a versatile and cost-effective way to curate and target open market inventory, using categories such as audience, context, and viewability, while our deal discovery platform allows buyers to connect directly with sellers to arrange direct reserve auctions. Finally, our ClearLine product is a self-service solution that provides buyers with direct access to premium CTV and video inventory on our platforms in a more cost effective manner.
Independence
We are fully aligned with the interests of our publisher clients. Unlike some large industry participants, we do not have our own media properties that compete for advertising spending with our sellers. Therefore, we are agnostic and have no preference towards delivering demand to any specific publisher. In addition, because we do not offer a dedicated demand side platform, we are able to avoid inherent conflicts of interest that exist when serving both the buy- and sell-side.

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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients, services, or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. In addition, we may receive certain fixed monthly fees for the use of our platform or products.
We track the performance and revenue of our platform by channel. Our channels include CTV, mobile, and desktop. Consistent with the IAB’s definition of CTV, CTV represents advertising transactions on our platform that are delivered to the end consumer via a television set that is connected to the Internet. Our CTV transactions do not include advertisements viewed on a mobile or desktop device. Mobile and desktop represent advertising transactions on our platform that are delivered to the end consumer via their respective devices’ operating system, that is, a mobile operating system or a traditional desktop operating system, respectively. Mobile devices generally refer to a handset, tablet, or other communication device that runs on a mobile operating system used to access the Internet wirelessly, usually through a mobile carrier or Wi-Fi network. Desktop transactions are those transactions delivered to the end user whose device runs on a traditional PC, laptops, as well as those delivered on mobile devices or tablets that are not running on mobile based operating systems.

Magnite: Growth Strategies. The key elements to our long-term growth strategy include:
Focus on CTV
We expect CTV to be the biggest driver of our growth. As streaming video continues to become mainstream and ad-supported models become more prevalent, we believe brand advertisers will continue to shift their budgets from linear television to CTV. We plan to invest significant resources in technology, sales and support related to our CTV growth initiatives. Consistent with this growth objective, we introduced Magnite Streaming, which merges leading technology from our legacy Magnite CTV and SpotX CTV platforms. We completed the migration to our unified platform early in the third quarter of 2023.
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
In June 2023 we announced Magnite Access, a suite of products designed to help publishers manage their data assets to generate more revenue. The Magnite Access suite leverages new, custom-built technologies as well as products from recent acquisitions including Nth Party, Ltd. ("Nth Party"), a developer of cryptographic software for secure audience data sharing and analysis, in December 2021, and Carbon (AI) Limited ("Carbon"), a platform that enables publishers to measure, manage, and monetize audience segments, in February 2022. Portions of Magnite Access are already available to our clients, while others are in testing and are expected to reach wider availability this year.
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
Increasing Seller Inventory
In order to increase transaction volume we are continuously looking to add new high quality sellers to our platform and to expand our existing relationships with sellers to increase our share of their inventory, in particular in the CTV and OTT space where inventory is controlled by fewer sellers. Our plan for increasing our inventory volumes includes establishing and deepening our direct relationships with sellers, including through adoption of our SpringServe ad server, custom integrations, expanding our seller tools, capitalizing on our omni-channel capabilities, and leveraging our header bidding integrations, including through Demand Manager.
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

Technology and Development
To support a majority of our non-CTV transactions, we have developed a globally distributed infrastructure hosted at on-prem data centers in the U.S., Europe, and Asia that run our proprietary software. Our CTV transactions run primarily on the cloud. We believe these two approaches optimize the type of traffic we handle - hosted data centers for high-frequency, low-latency transactions and cloud-supported for lower frequency transactions subject to more volatile viewing patterns, for example CTV prime-time viewing spikes.
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

Human Capital: Our Team and Culture
Our team draws from a broad spectrum of experience, including data science, machine-learning algorithms, infrastructure, software development, and from experienced leadership on the seller and buyer sides, including streaming, mobile and video. In addition to the United States, we have personnel and operations in Australia, Brazil, Canada, France, Germany, India, Italy, Japan, New Zealand, Singapore, Sweden, and the United Kingdom, in order to service buyers and sellers on a global scale.
Culture
We strive to build a culture that is high-performing and results-oriented while emphasizing growth, collaboration and innovation. Our recruitment team seeks individuals that are committed to seeing the big picture and being catalysts of change. We ask our employees to empower others and commit to making our company a great place to work, not just a "job."
Diversity, Equity and Inclusion
Diversity, equity and inclusion applies to everything we do, from our platform and brand to the entire employee experience. Our mission is to diversify voices within the Company, cultivate a culture in which employees feel safe as their authentic selves, and invest in strategies to support our local communities. Our objectives, through the support of the Magnify

Council, a rotating group of internal employees, are to create an exceptional employee experience, continually deploy programs to develop diverse talent, and support external partners that emphasize the global promotion of diversity, equity and inclusion.
Talent Retention
We believe empowerment starts with investing in our employees, both inside and outside the office. We reward team and individual excellence and are committed to creating an exceptional workplace environment in which we seek feedback from our employees in regular engagement surveys. We believe in continual feedback on performance. Our employees set goals at a regular cadence throughout the year and managers provide achievement ratings at year-end. We continually invest in learning and leadership development programs and routinely analyze voluntary employee turnover to understand and address trends. We give equity to our employees to promote alignment and ownership.
Conduct
We are committed to promoting high standards of honest and ethical business conduct and compliance in alignment with our cultural values. We do not tolerate harassment or discrimination. Our employees are required to take annual harassment and discrimination training as well as acknowledge our Code of Business and Ethics Policy.
As of December 31, 2023, we had 911 full-time employees.

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
DSPs are directly connected to our technology through server-to-server integrations and are responsible for bidding on and purchasing advertising inventory on our platform pursuant to master service agreements. We have relationships with all of the major DSPs, and because ad spend is highly concentrated among relatively few DSPs, each of these relationships is important to us and represents a source of demand that could be difficult for us to replace.
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
While the DSP is generally responsible for the direct purchasing of advertising inventory through our platform, the overall direction of an advertising campaign is typically determined by the advertiser or advertising agency that has engaged the DSP. As such, in order to increase the amount of spend transacted on our platform, and in furtherance of our SPO efforts, we expend significant resources establishing and expanding relationships directly with brand advertisers and agencies.
In addition to transacting through DSPs, we also offer brands and agencies the ability to access our platform directly, including on a managed service basis through the use of insertion orders and programmatically through our ClearLine product offering. For these managed service campaigns, our team of specialists manages the delivery and execution of the campaign according to an agreed set of objectives with the advertiser or agency, at a negotiated fixed price. For ClearLine, advertisers and agencies use a self-service programmatic solution to directly access premium inventory on our platform. This solution helps advertisers and agencies maximize the spend going towards working media, makes it easier to securely share data, and improves workflow for campaigns traditionally transacted manually.

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

Regulation
Our business is highly susceptible to existing and emerging privacy regulations and oversight concerning the collection, use and sharing of data. Data protection authorities in the United States and around the world continue to focus on the advertising technology ecosystem. Because we, and our clients, rely upon large volumes of such data, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices.
We do not collect information that can be used to directly identify a real person, such as name, address, or phone number, and we take steps to avoid collecting and storing such information. Instead, we rely on pseudonymous forms of data such as IP addresses, general geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. However, this type of information is considered "personal" across various jurisdictions and is governed by an increasing number of consumer privacy laws and regulations.
Data collection, use, and disclosure by companies that do not have direct relationships with the consumers whose personal data they process will now be subject to state data broker laws, including in California and Texas. Notably, California recently passed the Delete Act, dramatically increasing obligations and potential penalties relative to the state’s preexisting data broker statute.
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
In addition to the GDPR and UK GDPR, state lawmakers in the United States continue to actively focus on consumer privacy regulations. These laws have caused, and will likely continue to cause, us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. Additionally, our compliance with our privacy policies and our general consumer privacy practices are also subject to review by the Federal Trade Commission and certain State Attorneys General. Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.
Beyond laws and regulations, we are members of self-regulatory bodies that set out best practices, principles and codes of conduct related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau ("IAB"), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. We provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver personalized advertisements. We allow consumers to opt-out or withdraw consent from the use of data we collect for purposes of behavioral advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies.
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
Risks Related to Our Business, Growth Prospects and Operating Results
We may not be able to achieve anticipated cost savings or other anticipated benefits of the SpotX Acquisition and other recent acquisitions.
There could be lingering issues related to the integration of SpotX and other recently acquired companies into our core business, and anticipated long term anticipated benefits may not ultimately be realized, including synergies, cost savings, technological innovation and operational efficiencies from such transactions. For example, in 2023 we introduced our unified CTV platform, Magnite Streaming, which merges leading technology from our legacy Magnite CTV and SpotX CTV platforms. Although we believe our new Magnite Streaming platform represents an industry leading solution, which incorporates cutting edge technology from our legacy platforms, there are certain risks inherent in introducing a new platform. For example, it is possible that our new platform will experience bugs or errors, or clients may not be satisfied with the functionality compared to our legacy CTV platforms, which could lead to a loss of business and negatively impact our results. If we are unable to achieve the anticipated benefits of our recent acquisition or the integration of our CTV platforms, it could negatively affect our business and result of operations.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Accordingly, our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics or pandemics, geopolitical events, including the conflicts in Ukraine and the Middle East, and economic and macroeconomic factors like labor strikes, labor shortages, supply chain disruptions, capital market disruptions and instability of financial institutions, inflation and recessionary concerns impacting the markets and communities in which our clients operate.
Our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, global hostilities, fears of a recession, global pandemics, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn led to reduced ad spend through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict.

If CTV advertising spend grows more slowly than we expect, or growth occurs disproportionately through platforms that we cannot access, our operating results and growth prospects could be harmed.
The growth of our business is dependent, in part, on the continued growth in CTV advertising spend. Growth in the CTV advertising market is dependent on a number of factors, including the pace of cord-cutting (the replacement of tradition linear TV for CTV streaming), the continued proliferation of digital content and CTV providers, the adoption of ad-supported models by CTV sellers in lieu of, or in addition to, subscription models, and an acceleration in the shift of ad dollars from traditional linear TV to CTV to keep pace with changing viewership habits.
In addition, if CTV sellers that have traditionally utilized subscription models were to adopt additional ad-supported models or tiers, there is no guarantee that we would have access to such inventory, as they may rely on proprietary solutions or enter into preferred or exclusive arrangements with third parties. Moreover, if we are able to access such inventory it may be on less favorable terms or at a reduced take rate. There is the additional risk that these CTV sellers will represent a disproportionate amount of the overall ad spend growth in CTV and that a substantial increase in available CTV ad inventory will result in an overall decline in CPMs.
If the market for ad-supported CTV develops more slowly than we expect or fails to develop our operating results and growth prospects could be harmed. In addition, to the extent that CTV advertising spend growth is concentrated among inventory that is not available to us or not available on favorable terms it could hurt our overall growth prospects.

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

While we believe that programmatic advertising will continue to grow as a percentage of overall CTV advertising, there can be no assurance that CTV sellers will adopt programmatic solutions or the speed at which they may adopt such solutions. Any such failure or delay in adoption could negatively impact our finance results and growth prospects.
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
These risks are particularly pronounced with CTV sellers. CTV inventory is highly sought after, and unlike desktop or mobile advertising, which may come from disparate sources, CTV inventory tends to be concentrated on a smaller number of larger sellers that enjoy significant negotiating leverage. In addition, CTV sellers may be more likely to rely on proprietary technology to power their ad business given their additional resources. This dynamic has been exacerbated by consolidation in the industry, as a number of digital-first CTV sellers have been acquired by larger established television and media brands. We expect consolidation to continue among CTV sellers, and in some instances this consolidation may result in the loss of business with an existing client (for example, if an acquiror has a preferred relationship with one of our competitors or has a proprietary solution). Because of the concentration among CTV sellers, the loss of a CTV client may result in a significant decrease in the amount of CTV inventory available through our platform. Any decrease in our ability to access CTV inventory could negatively impact our results, as we view CTV revenue as a key differentiator and driver for our growth.
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
We face intense competition in the marketplace and are confronted by rapidly changing technology (including advancements in artificial intelligence), evolving industry standards and consumer needs, regulatory changes, and the frequent introduction of new solutions by our competitors to which we must adapt and respond. Our future success will depend in part upon our ability to enhance our existing solution and to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements. Our solutions are complex and require a significant investment of time and resources to develop, test, introduce, and enhance. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability; however, we may encounter unanticipated difficulties that require us to re-direct, scale back, or modify our efforts. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning, and can result in acceleration of some initiatives and delay of others. We use outsourced software development for certain development efforts, which may put the company at greater risk with respect to our technology development because we may have less control over the performance of outside programmers and we may be at greater risk of losing their services. To the extent we do not manage our development efforts efficiently and effectively, we may fail to produce solutions that respond appropriately to the needs of buyers and sellers, and competitors may more successfully develop responsive offerings. If our solution is not competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration. Clients, vendors, and competitors may also react negatively to the announcement of new products and offerings, which may have a harmful effect on our relationships and our business.
The emergence of header bidding has increased competition from other demand sources and may cause infrastructure strain and added cost.
In the mobile and desktop channels, the vast majority of sellers have embraced header bidding technology, a solution by which impressions that would have previously been exposed to different potential sources of demand in a sequence dictated by ad server priorities are instead available for concurrent competitive bidding by demand sources. This can help sellers increase revenue by exposing their inventory to more bidders, thereby allocating more inventory to demand sources that value it most highly. While header bidding has increased our access to certain pools of inventory that otherwise would have been allocated first to other exchanges, thus increasing our revenue opportunity, it has also resulted in a number of challenges for our business. For instance, some sellers may choose not to integrate with us as a header-bidding demand source, or may prioritize other sources of demand, including owners of the header bidding solutions, leaving us at a competitive disadvantage in the auction. In addition, header-bidding has vastly increased the volume of ad requests that need to be processed and analyzed through our system, resulting in increased infrastructure costs.
If we are unable to improve the efficiency and effectiveness of our header bidding solutions and installations, we may not fully offset these increased infrastructure costs, and we will not be able to take full advantage of the opportunities made available through current header bidding technology to access a larger addressable market and increase our revenue by capturing a greater share of inventory. In addition, our success in monetizing impressions through header-bidding solutions is dependent on the interoperability of our platform with proprietary header-bidding solutions, some of which are owned by our competitors, including Google. As a result, we may be susceptible to evolution in technology and changes in business practices by the owners of such header-bidding solutions that we cannot predict.
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards increasing demand competition may become more prevalent in the future. If we are not able to effectively offer or adapt our technology to such solutions, it may lead to increased competition for CTV inventory, resulting in reduced opportunities or higher costs to monetize such inventory. We have addressed the market need for such requirements in part, through our ad server, SpringServe, which offers a unified programmatic demand solution for CTV, which leverages our existing programmatic SSP capabilities and connects with third party programmatic demand sources. However, this is a new offering and it may not be adopted by clients, or such clients may adopt competing solutions. While still relatively nascent, as the programmatic market for CTV advertising continues to mature, other ad serving or similar technology platforms are likely to enter the market and/or gain market share, creating additional competitive pressure and attendant risks.
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
These fee concessions may be more prevalent among CTV publishers where inventory is scarce and concentrated among large sellers with significant negotiating leverage. Moreover, the majority of CTV transactions are currently executed through reserve auctions and we expect reserve auctions to grow as a percentage of revenue in mobile and desktop as well. Reserve auctions generally involve lower fees than we can charge for open marketplace transactions and we may experience additional fee pressure as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enable reserve auctions.
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
As a result of these factors, even if we are able to accurately forecast the anticipated total advertising spend transacted by buyers across our platform, we may have limited visibility regarding the revenue or Contribution ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") we will generate. Any decrease in our take rate could cause our revenue and Contribution ex-TAC to decrease notwithstanding an increase in the total spend transacted through our seller platform.
We have a history of losses and we face many risks that may prevent us from achieving or sustaining profitability in the future.
We reported net loss of $159.2 million, net loss of $130.3 million, and net income of $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $684.0 million. We have implemented strategic plans designed to improve our financial performance and continue to increase revenue, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
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
The application of sales and use tax, goods and services tax, business tax and gross receipt tax on our digital services is complex and evolving. In general, sales of tangible personal property are subject to sales and use tax unless a specific exemption applies, while services generally are not subject to sales tax unless specifically enumerated. Advertising services are considered a service and are generally not subject to sales and use tax, except in certain states. Additionally, Maryland adopted a tax on gross revenues from digital advertising. While the law is being challenged in the courts, the law took effect and we are technically subject to the tax, which increases our cost of doing business. Other states are looking to follow suit and tax either digital advertising or other goods or services. In addition, the continual evolution of our services and the expansion of our business offerings may further complicate the determination of the sales taxability of our services in certain jurisdictions.
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
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. In 2023, there were two buyers of advertising inventory that indirectly contributed to approximately 37% of revenue through their buying activity from sellers on our platform. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers and make it harder to differentiate ourselves from our competitors. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate.
We must provide value to both buyers and sellers of advertising without being perceived as favoring one over the other or being perceived as competing with them through our service offerings.
We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to improve auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in the availability and use of more data to inform buying and selling decisions necessitates that we, as an intermediary, use data in a manner that complies with the expectations of both our seller and buyer clients. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Consistent with our goal of connecting buyers and sellers, we seek to grow our connections to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them, which could result in a loss of their business or otherwise negatively impact our relationships. For instance, we recently introduced ClearLine, a self-service buying tool that provides agencies direct access to premium advertising on our platform. This solution helps agencies maximize the spend going towards working media, makes it easier for sellers and agencies to securely share data, improves workflow for campaigns traditionally transacted manually, and helps publishers generate more revenue and develop new sources of unique demand. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
We rely on buyers to purchase advertising on behalf of advertisers. Such buyers may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us or require additional working capital to fund our accounts payable. In addition, direct billing arrangements between buyers and sellers may result in unfavorable fee dynamics and increased working capital demands.
Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required or choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. This is particularly true in the case of buyers that act as technological intermediaries, such as DSPs, since those DSPs control large amounts of spend across various advertisers and agencies. In addition to posing their own credit risk, such DSPs may not be required to pay us for specific inventory in the event the DSP is not able to collect payment from the underlying advertiser directing the campaign.
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
In the past, some buyers have experienced financial pressures that have motivated them to slow the timing of their payments to us. If buyers slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.
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
As technology continues to improve and market factors continue to attract investment, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position. Competition may be further impacted by advancements in artificial intelligence, and our ability to compete in the future may be dependent, in part, on our ability to further develop artificial intelligence into our solutions. In addition, our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions.
For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Risks Related to Our Collection, Use and Disclosure of Data
Our business depends on our ability to collect, use, and disclose data to deliver advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution and cause us to lose sellers, buyers, and revenue. Proliferation of consumer tools, regulatory restrictions and technological limitations all threaten our ability to use and disclose data.

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
Consumers can, with increasing ease, implement practices or technologies that limit our ability, or that of our sellers, buyers and business partners, to collect data. For example, users may delete or block the use of the cookies and similar technologies used to collect data, including through their browser or mobile device settings. Consumers may also download "ad blocking" software that prevents certain cookies and other tracking technologies from being stored on a user’s computer or mobile device or from making calls to advertising partners. This may prevent the display of targeted or other advertisements. In addition, device manufacturers, browsers and other tools are increasingly promoting features that allow users to disable the collection of data. For example, Apple now requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. Further, Google has announced that it will deprecate the mobile advertising identifier used on Android devices. These shifts have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could harm growth in this channel. User privacy features of other channels of programmatic advertising are growing, such as use of browser-based opt out signals like Global Privacy Control (“GPC”) on web browsers, and privacy features on CTV or over-the-top video. Technical or policy changes, including regulation or industry self-regulation, could also harm our growth in those channels. In addition, as further described in the risk factors below, current and potential future privacy laws and regulations in the U.S. and abroad already restrict, and could further restrict, the ability to collect and process certain types of user data.
Further, much of the data we collect and use belongs to our buyers or sellers, and we receive their permission to use it. Although our sellers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, sellers or buyers might decide to restrict our collection or use of their data. There could be various reasons for this, including perceptions by buyers that their data can be used by sellers to extract higher prices for impressions, or perceptions by sellers that their data can be used by buyers to bid tactically to reduce pricing for impressions. As consumers continue to increase their use of digital technology and to incorporate multiple devices into their lives, linking and using data across such devices is increasingly important. Various challenges affect our ability to link data relating to discrete devices or browsers, including different technologies, increased user awareness and sensitivity regarding use of data about their device usage, and evolving regulatory and self-regulatory standards. These challenges may slow growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and buyers.
As cookies are replaced by alternative tracking mechanisms, our performance may decline and we may lose buyers and revenue.
Industry participants in the advertising technology ecosystem have taken or may take action to eliminate or restrict the use of cookies and other identifiers, and we expect the use of third-party cookies to be largely phased out by the end of 2024. For instance, Google has announced plans to fully eliminate support for third-party cookies in the Chrome browser by the end of 2024. While Magnite generally supports the notion of third-party cookie deprecation, these efforts could lead to significant uncertainty and instability in the short term as well as a decrease in CPMs and a shift in advertising spend, as the industry adjusts to a new targeting paradigm.
In the absence of third-party cookies, it is possible that other companies in our ecosystem that we work with, or with which we may compete, may develop alternative solutions to target users, including through the use of first party data, proprietary algorithms or statistical methods or other proprietary identifiers. These solutions may favor walled gardens or other owned properties that have access to large amounts of first party data and may build solutions into their widely-used web browsers or social platforms. For instance, Google has announced its Privacy Sandbox, which is intended to create web standards for websites to access user information without compromising privacy.
In the absence of third-party cookies, it is possible that other companies in our ecosystem that we work with, or with which we may compete, may develop alternative solutions to target users, including through the use of first party data, proprietary algorithms or statistical methods or other proprietary identifiers. While new identification solutions will likely provide some level of consistency and compatibility with our platform, they are unreleased and unproven, and may require substantial development and commercial changes for us to support. In addition, these solutions may favor walled gardens or other owned properties that have access to large amounts of first party data and may build solutions into their widely-used web browsers or social platforms. For instance, Google has announced its Privacy Sandbox, which is intended to facilitate audience targeting for personalized advertising without the use of third party cookies. This tool set is still being tested in the industry, but its current design does not support all current ad tech use cases and business practices, and may be less effective than solutions based on third-party cookies.There is also a substantial risk that the Privacy Sandbox is developed in a way that self-preferences Google’s own ad tech solutions, including products which are competitive with our SSP. Even if third-party cookies are effectively replaced by open industry-wide tracking standards rather than proprietary standards, we may still incur substantial re-engineering costs to replace cookies with these new technologies. This may also diminish the quality or value of our services to buyers if such new technologies do not provide us with the quality or timeliness of the data that we currently generate from cookies.

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

Risks Related to Regulation
More legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our solution.
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
While California was the first state to enact an omnibus consumer privacy law in 2018, similar laws enacted by four other states became enforceable in 2023, each of which affect the digital advertising ecosystem. Numerous other states have recently passed similar laws, which go into effect throughout 2024 and beyond. In the coming months and years, we expect to see more state regulation, as well as potential federal regulation, aimed at the collection and use of data to target advertisements and communicate with consumers. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution. Recently enacted state laws define “personal information” or “personal data” in ways that capture the types of data that we collect, such as device identifiers and IP addresses. Under these laws, consumers have broad privacy rights (including rights of access and deletion), which bear similarity to some of the data subject rights granted to EEA and UK residents under the GDPR and UK GDPR. In addition, these laws require all businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. The implementation of these state laws and any corresponding regulations will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
Separate from these comprehensive state consumer privacy laws, lawmakers continue to focus their efforts on data collection, processing, and disclosures by companies that do not have direct relationships with the consumers whose personal data they process. Several states, including California and Texas, have recently enacted or updated laws restricting the activities of data brokers. Notably, California recently passed the Delete Act, dramatically increasing obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California (including Magnite), must honor universal deletion requests consumers make of all data brokers via a deletion mechanism the state will create. Beginning in 2028, data brokers must undergo audits verifying their compliance with the Delete Act. These obligations may reduce the data available to Magnite, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
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
The GDPR and UK GDPR generally prohibit the transfer of personal data of EEA and UK subjects outside of the European Economic Area and the UK to countries whose laws do not ensure an adequate level of protection, unless a lawful data transfer solution has been implemented. On July 16, 2020, in a case known as "Schrems II," the Court of Justice of the European Union ("CJEU") ruled on the validity of two of the primary data transfer solutions. The first method, EU-U.S. Privacy Shield operated by the U.S. Department of Commerce, was declared invalid as a legal mechanism to transfer data from the EEA and UK to the U.S. A successor agreement, the Data Privacy Framework (“DPF”), is now in place, but numerous lawsuits against the DPF have already been filed, and it is uncertain whether DPF will stand up to judicial scrutiny by the CJEU or, like its predecessor agreement, be declared invalid.
The GDPR imposes requirements for end user consent or opt-out that may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our service or business model, which may have a material adverse effect on our business.
The European Union Privacy and Electronic Communications Directive (Directive 2002/58/EC), commonly referred to as the "ePrivacy Directive," and the GDPR require consent or another legal basis in order to process personal data for purposes of behavioral advertising, and there is currently significant risk and uncertainty regarding the standard for obtaining valid consent. Current regulatory developments indicate stricter interpretation of the ePrivacy Directive, meaning that data processing without consent will continue to decrease.
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
In 2018, IAB Europe released a tool, the Transparency and Consent Framework (the "TCF"), in order to assist sellers, advertisers and advertising technology providers, with passing signals related to the legal basis obtained for processing personal data. For example, the TCF is used to indicate in the bidstream when there is consent from end users in accordance with the ePrivacy Directive and GDPR. Following a decision by the Belgian Data Protection Authority ("ADP"), the TCF was revised in 2023.
There is still significant uncertainty as to whether the new TCF (or any other) tool to convey legal basis (including consent) is acceptable to regulators as an appropriate mechanism to provide transparency and establish lawful grounds for processing, and a referral case is pending before the CJEU. Depending on its outcome, it may become difficult or impossible for us to rely on standardized solutions to provide transparency and compliance with consent requirements, which may increase costs and risks related to compliance. This legal uncertainty and evolving guidance may result in certain sellers removing personal data from their inventory, which would reduce the value to buyers.
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
Issues related to industry self-regulation could harm our brand, reputation, and our business.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters that could expose us to numerous risks.
Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance ("ESG") matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.
We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible advertising, social investments and other ESG matters in our SEC filings or in other public disclosures. We could face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.

Risks Related to Our Operations
Real or perceived errors or failures in the operation of our solution could damage our reputation and impair our sales.
We must operate our technology infrastructure without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure, changes are made to sellers' or buyers' software interfacing with our solution, or as we further integrate acquired technologies. For example, our Magnite Streaming platform is relatively new, and unknown errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Such errors or failures could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them. We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack of confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays, or the cessation of our business.
Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control or on servers owned and operated by cloud-based service providers. We rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads. In addition, our systems interact with systems of buyers and sellers and their contractors. Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. Moreover, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements, or dramatically increased costs of such resources, could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. The use of artificial intelligence has the potential to further exacerbate these cyber security threats. Further, because our Los Angeles office and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems. Malfunction or failure of our systems, or other systems that interact with our systems, or inaccessibility or corruption of data, could disrupt our operations and negatively affect our business and results of operations to a level in excess of any applicable business interruption insurance, result in potential liability to buyers and sellers, and negatively affect our reputation and ability to sell our solution.
Any breach of our computer systems or confidential data in our possession could expose us to significant expense and liabilities and harm our reputation.
We maintain our own confidential and proprietary information in our IT systems, and we control or have access to confidential, proprietary, and personal data belonging or related to buyers, sellers, and their clients and users, as well as vendors and business partners. Our clients and various third parties have access to our confidential and proprietary information. There is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts to protect this data. Though we undertake robust security measures, any security incident could disrupt computer systems or networks, interfere with services to our sellers, buyers, or their clients, and result in unauthorized access to personally identifiable information, intellectual property, and other confidential business information owned by us or our buyers, sellers, or vendors. As a result, we could be exposed to legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations, other liabilities, significant costs for remediation and re-engineering to prevent future occurrences, significant distraction to our business, and damage to our reputation, our relationships with buyers and sellers, and our ability to retain and attract new buyers and sellers. Particularly, if information subject to breach notice statuses is compromised, we may be required to undertake notification and remediation procedures, provide indemnity, and undergo regulatory investigations and penalties, all of which can be extremely costly and result in adverse publicity. If the breach is material, we will be subject to additional SEC disclosure requirements, which may harm our brand, reputation, or overall business.
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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers' devices. We use proprietary and third party technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Despite our efforts, it can be difficult to detect fraudulent or malicious activity for various reasons and advancements in artificial intelligence are likely to exacerbate these challenges. If we fail to detect or prevent fraudulent or other malicious activity, we could face legal claims from clients and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We also face claims from sellers that we terminate because of known or perceived fraudulent activity, and any such claim could be material.
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
Third parties may assert claims of infringement or misappropriation of intellectual property rights against us or buyers, sellers, or third parties with which we work; we cannot be certain that we are not infringing any third-party intellectual property rights, and we may have liability or indemnification obligations as a result of such claims. Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-

consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any claim is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation, or we may decide to settle lawsuits and disputes on terms that are unfavorable to us. We may also have no way of remediating intellectual property violations, and failure to do so could cause our business, results of operations or financial condition to be materially and adversely affected.

Risks Related to Financing Arrangements
Our financing of the SpotX Acquisition and subsequent refinancing significantly increased our leverage, which may put us at greater risk of defaulting on our debt obligations and limit our ability to conduct necessary operating activities, make strategic investments, respond to changing market conditions, or obtain future financing on favorable terms.
We financed the cash portion of the SpotX Acquisition consideration in part through borrowings under a credit agreement (the "Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Term Loan B Facility"), a $65.0 million senior secured revolving credit facility ("Revolving Credit Facility"), and the sale of $400.0 million of convertible senior notes ("Convertible Senior Notes"). As part of Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions, and for general corporate purposes. The majority of the net proceeds from the offering of Convertible Senior Notes was also used to finance the SpotX Acquisition.
On February 6, 2024, we refinanced and terminated our existing Credit Agreement and entered into a new credit agreement with Morgan Stanley Senior Funding, Inc., as term facility administrative agent, Citibank, N.A., as revolving facility administrative agent and collateral agent, and other lending parties (the “New Credit Agreement”) for a $365.0 million term loan that matures in February 2031 and a $175.0 million revolving facility that matures February 2029.
Our debt leverage could adversely affect our business and operating results by:
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
Our New Credit Agreement subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
The obligations under our New Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors. The covenants of the New Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the New Credit Agreement contains a springing financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00.
These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. If a default were to occur and not be waived, such default could cause, among other remedies, all of the outstanding indebtedness under our New Credit Agreement to become immediately due and payable. In such an event, our liquid assets might not be sufficient to meet our repayment obligations, and we might be forced to liquidate collateral assets at unfavorable prices or our assets may be foreclosed upon and sold at unfavorable valuations.
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
We have operations outside of North America, in the UK, EU, Australia, New Zealand, Japan, Singapore, India, and Brazil, and achievement of our international objectives will require a significant amount of attention from our management, finance, legal, analytics, operations, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our solution and maintain sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new buyers and sellers outside the United States may require more time and expense than in the United States, in part due to language barriers and the need to educate such buyers and sellers about our solution, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States.
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
If we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, then, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Such failures could also subject us to investigations by Nasdaq, the stock exchange on which our securities are listed, the SEC or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
Our ability to use our net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations, which could result in higher tax liabilities.
Our ability to fully utilize our net operating loss and tax credit carryforwards to offset future taxable income may be limited.
At December 31, 2023, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $324.1 million, state NOLs of approximately $227.9 million, foreign NOLs of approximately $23.3 million, federal research and development tax credit carryforwards of approximately $4.4 million, and state research and development tax credit carryforwards of approximately $10.5 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2016 subjecting the federal and state NOLs to annual limitations that have expired. Additionally, the Company had an ownership change in January 2008 resulting in not material limitation of federal and state NOLs under Section 382 of the Code and comparable state income tax laws. Moreover, not material federal and state NOLs and federal research and development tax credits were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 and 383 of the Code and comparable state income tax laws. Also, prior to the merger, Telaria acquired corporations with pre-acquisition NOLs that are subject to limitation under Section 382 of the Code and comparable state income tax laws.
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
Also, depending on the timing and level of our taxable income, a portion of our NOLs may expire unutilized, which could prevent us from offsetting future taxable income we may generate by the amount of our NOLs and credit carryforwards generated in tax years beginning before December 31, 2018. U.S. federal NOLs generated for tax years beginning before December 31, 2018 can offset 100% of taxable income, however, these NOLs can only be carried forward for 20 years. U.S. federal NOLs generated for tax years beginning after December 31, 2018 can offset 80% of taxable income, however, these NOLs can be carried forward indefinitely. We maintain a partial valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement income tax provision in future periods. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve and the impact of Section 382.
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
On February 1, 2024, our Board of Directors approved a repurchase program (the "Repurchase Plan"), under which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 2026. The Repurchase Plan allows us to repurchase our common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The number of securities repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions, other opportunities that we may have for the use or investment of our capital and other factors. The Repurchase Plan does not obligate us to repurchase any particular amount of common stock or Convertible Senior Notes and may be suspended, modified or discontinued at any time at our discretion. The Repurchase Plan could affect the price of our common stock and Convertible Senior Notes, increase volatility and diminish our cash reserves.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity is a critical aspect of our business. As the world's largest independent omni-channel sell-side advertising platform, we face a multitude of cybersecurity threats, and our customers rely on us to safeguard their data. These challenges make it imperative that we take information security seriously, and we expend considerable resources on cybersecurity. We have implemented a comprehensive cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.
Cybersecurity matters are overseen by our board of directors, which meets quarterly to review the measures implemented by the Company to identify and mitigate cybersecurity risks. Our chief information security officer (“CISO”) reports to the board quarterly on cybersecurity matters. These reports and presentations are prepared with input from members of our senior management team responsible for overseeing the company’s cybersecurity risk management, including the Chief Technology Officer, Chief Financial Officer, Chief Legal Officer and Chief People Officer. In addition, cybersecurity risks and associated mitigation efforts are assessed by senior management as part of the enterprise risk assessment process that includes reporting to and discussion with the audit committee and our board of directors. In addition, cybersecurity controls have been integrated into our disclosure controls and procedures.
Our CISO, who has extensive cybersecurity knowledge and skills gained from extensive information technology and engineering experience, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business. The CISO receives reports on cybersecurity threats from other internal information security personnel on an ongoing basis and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risks. The CISO also attends meetings of the board of directors to report on any material developments. We have protocols by which certain cybersecurity incidents are reported promptly to management and the legal team.
The Company maintains a general security policy, which outlines the relationship between employees and information technologies and systems within the Company, and sets guidelines on how such technologies and systems should and should not be used. This policy is revised regularly by the CISO and reviewed and acknowledged by all Company employees in conjunction with annual cybersecurity training. The Company also has a Systems Security Policy in place, which outlines the requirements for system configuration and administration of systems within the Company, and includes steps for reporting cybersecurity incidents and keeping senior management and other key stakeholders informed and involved as appropriate.
With respect to incident response, we have adopted an Incident Response Playbook that applies in the event of a cybersecurity threat or incident (an “IRP”) to provide a standardized framework for responding to security incidents, including malware, hacking, data breach (including third-party data breach), and other types of vulnerabilities. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, and provides triage workflows for individuals to follow. Our incident response process is generally based on the NIST framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services requiring access to secure Company information, and to all devices and network services that are owned or managed by the Company. Our incident response team includes our CISO and the information security team, along with various business units, as applicable, and undergoes periodic training which includes exercises on monitoring and detection tools.
Security incidents are reviewed by the CISO and the information security team as soon as they are discovered or reported. The initial review of a security incident is conducted immediately, in order to appropriately determine the severity and urgency of the event. Key stakeholders and any technical owners of the impacted systems or processes are included in the incident review process and are brought in immediately in the case of potentially critical incidents. All phases of the review process are led by the CISO or another member of the security team, as appropriate.
We perform regular vulnerability scanning of our systems in order to ensure appropriate security controls are in place and function in accordance with established policies. We also have ongoing engagements with security consultants and other third parties as required to assist with assessing, identifying, and managing cybersecurity risks. These vendors help us with annual penetration testing and other items as needed. We have a robust internal controls framework and process and issue annual SOC 1 Type 2 reports covering our DV+, Streaming, and SpringServe platforms. In addition to our internal audit team, we have a dedicated compliance manager within the engineering department who helps ensure compliance with our control framework.
As detailed elsewhere in this Annual Report on Form 10-K, we also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, proprietary and other types of information. We use state of the art systems with respect to the type of information processed, and employ processes designed to oversee, identify, and reduce the potential impact of a security incident with a third-party vendor or customer or otherwise implicating the third-party technology and systems we use. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber-attacks, we may not be able to protect all information systems. Any incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences.

Although we maintain a robust cybersecurity program, due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. While we are not aware of having experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. To mitigate against such risks, the company carries information security risk insurance that provides protection against potential losses arising from a cybersecurity incident. Refer to Item 1A. "Risk Factors" for additional information related to cybersecurity risks and the impact they may have on our operations.

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

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2023. However, based on our knowledge as of December 31, 2023, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Refer to Note 16—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "MGNI."
Holders of Record
As of February 20, 2024, there were approximately 53 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Common stock repurchases during the quarter ended December 31, 2023 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share
October 1 - October 31, 2023
Equity withholding(1)	—	$—
November 1 - November 30, 2023
Equity withholding(1)	258	$7.89
December 1 - December 31, 2023
Equity withholding(1)	11	$9.56
	269
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2018 and December 31, 2023, with the comparative cumulative total returns of the S&P 500 Index, Nasdaq Composite, Nasdaq Internet Index, S&P Internet Select Industry Index, and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

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
Recent Developments
SpotX and SpringServe Acquisitions
On April 30, 2021, we completed the acquisition of SpotX, Inc. ("SpotX" and such acquisition the "SpotX Acquisition"), a leading platform shaping connected television ("CTV") and video advertising globally. On July 1, 2021, we acquired SpringServe, LLC ("SpringServe"), a leading ad serving platform for CTV.
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
As CTV viewership is growing rapidly and the pace of adoption is accelerating the shift of advertising budgets from linear television to CTV, these transactions have strategically positioned us to take advantage of this trend, and we believe that CTV will be our biggest growth driver for 2024.
The SpotX Acquisition resulted in a significant increase in our revenue and Contribution ex-TAC (as defined in section "Key Operating and Financial Performance Metrics"), in particular in CTV and online video. Following the transaction, the percentage of our revenue attributable to CTV increased significantly, and because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. In addition, as newer entrants to programmatic advertising, the largest publishers and broadcasters have tended to transact almost exclusively through reserve auctions and have lower overall take rates. These publishers have continued to increase their focus and investment in programmatic CTV, and in recent periods have grown as a percentage of our CTV business. Accordingly, the increase in share among these publishers on our platform has driven a decrease in our aggregate CTV take rates. The acquisition also resulted in an increase in related operating expenses, primarily associated with costs for personnel, data center and hosting costs, facilities, payments to sellers for revenue reported on a gross basis, and other ancillary costs to support the business. We have been able to offset some of these increases through cost saving activities and the achievement of acquisition synergies. As part of our integration efforts, we introduced our unified CTV platform, Magnite Steaming, which merges leading technology from the legacy Magnite CTV and SpotX CTV platforms. We completed the migration to our unified platform early in the third quarter of 2023.
The SpringServe Acquisition expanded our video and CTV offering to include ad server functionality in addition to our programmatic SSP capabilities. The SpringServe ad server manages multiple aspects of video advertising for both programmatic transactions and inventory sold directly by the publisher, including forecasting, routing, customized ad experiences and ad formats, and advanced podding logic. This is of particular importance for CTV publishers. The combination of our SSP and ad server provides publishers a holistic yield management solution that works across their entire video advertising business to drive value. We believe the acquisition of SpringServe is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
Macroeconomic Developments
Our business has been negatively impacted as a result of macroeconomic challenges, such as the global COVID-19 pandemic, inflation, global conflict, capital market disruptions and instability of financial institutions, the risk of a recession, labor strikes, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn have led to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
Refer to Item 1A. "Risk Factors" for additional information related to risks associated with macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients, services, or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. In addition, we may receive certain fixed monthly fees for the use of our platform or products. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
For the years ended December 31, 2023, 2022, and 2021, our revenue reported on a gross basis was 18%, 18%, and 17% of total revenue for the respective periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in Note 4 of the "Notes to the Consolidated Financial Statements."
We track the performance and revenue of our platform by channel. Our channels include CTV, mobile, and desktop. Consistent with the IAB’s definition of CTV, CTV represents advertising transactions on our platform that are delivered to the end consumer via a television set that is connected to the Internet. Our CTV transactions do not include advertisements viewed on a mobile or desktop device. Mobile and desktop represent advertising transactions on our platform that are delivered to the end consumer via their respective devices’ operating system, that is, a mobile operating system or a traditional desktop operating system, respectively. Mobile devices generally refer to a handset, tablet, or other communication device that runs on a mobile operating system used to access the Internet wirelessly, usually through a mobile carrier or Wi-Fi network. Desktop transactions are those transactions delivered to the end user whose device runs on a traditional PC, laptops, as well as those delivered on mobile devices or tablets that are not running on mobile based operating systems.
Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue consists primarily of cloud hosting, data center, and bandwidth costs, ad protection costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, and personnel costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, backlog, and non-compete agreements from our business acquisitions, professional services, facilities-related costs, and depreciation expense. Our sales and support organization focuses on increasing the adoption of our solution by existing and new buyers and sellers and supports ongoing client relationships. We amortize acquired intangibles associated with client relationships and backlog from our business acquisitions over their estimated useful lives.
Technology and Development. Our technology and development expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of our solution, third-party software license costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net on our consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
General and Administrative. Our general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs, depreciation expense, bad debt expense, and other corporate-related expenses.
Merger, Acquisition, and Restructuring Costs. Our merger, acquisition, and restructuring costs consist primarily of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
Other (Income) Expense
Interest (Income) Expense, Net. Interest expense consists of interest expense associated with our Prior Term Loan B Facility (defined below) and Convertible Senior Notes (defined below), and their related amortization of debt issuance costs and debt discount. Interest income consists of interest earned on our cash equivalents.
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
Provision (Benefit) for Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related income tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets ("DTAs") and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions.

Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended			Change %
	December 31, 2023	December 31, 2022	December 31, 2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Revenue	$619,710	$577,069	$468,413	7%	23%
Expenses (1)(2):
Cost of revenue	409,906	307,165	201,662	33%	52%
Sales and marketing	173,982	200,081	170,406	(13)%	17%
Technology and development	94,318	93,757	74,449	1%	26%
General and administrative	89,048	81,382	64,789	9%	26%
Merger, acquisition, and restructuring costs	7,465	7,468	38,177	—%	(80)%
Total expenses	774,719	689,853	549,483	12%	26%
Loss from operations	(155,009)	(112,784)	(81,070)	37%	39%
Other expense, net	2,538	22,813	13,918	(89)%	64%
Loss before income taxes	(157,547)	(135,597)	(94,988)	16%	43%
Provision (benefit) for income taxes	1,637	(5,274)	(95,053)	(131)%	(94)%
Net income (loss)	$(159,184)	$(130,323)	$65	22%	NM

NM means Not Meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Cost of revenue	$1,809	$1,666	$792
Sales and marketing	27,263	21,558	15,718
Technology and development	20,542	19,961	11,857
General and administrative	22,860	18,929	11,297
Merger, acquisition, and restructuring costs	143	2,004	1,071
Total stock-based compensation expense	$72,617	$64,118	$40,735

(2) Depreciation and amortization expense included in our expenses was as follows:
	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Cost of revenue	$211,956	$142,616	$78,115
Sales and marketing	27,584	71,887	67,463
Technology and development	779	913	674
General and administrative	501	636	634
Total depreciation and amortization expense	$240,820	$216,052	$146,886

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenue	100%	100%	100%
Cost of revenue	66	53	43
Sales and marketing	28	35	36
Technology and development	15	16	16
General and administrative	14	14	14
Merger, acquisition, and restructuring costs	1	1	8
Total expenses	125	120	117
Loss from operations	(25)	(20)	(17)
Other expense, net	—	4	3
Loss before income taxes	(25)	(23)	(20)
Provision (benefit) for income taxes	—	(1)	(20)
Net income (loss)	(26)%	(23)%	—%
Note: Percentages may not sum due to rounding
Comparison of the Years Ended December 31, 2023, 2022, and 2021
Revenue
Revenue increased $42.6 million, or 7%, for the year ended December 31, 2023 compared to the prior year. Our revenue growth was driven primarily by growth in mobile and CTV, which was partially offset by a decrease in desktop. Revenue from mobile and CTV increased by $39.7 million, or 21%, and $13.6 million, or 5%, respectively, while desktop decreased by $10.6 million, or 9%. During 2023, our growth rate in CTV was negatively impacted, in part, by a mix shift towards large CTV sellers that transacted primarily through reserve auctions, which carry a lower overall take rate compared to other transaction types.
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
Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel, and transaction type, our revenue is subject to changes in publisher-specific take rates, and shifts in the mix of advertising spend on our platform among publishers and transaction types. For instance, managed services tend to have higher take rates while reserve auctions tend to have lower take rates. For 2024, we believe our revenue will increase compared to the prior year period, and although revenue from mobile was the primary driver in revenue growth in 2023, we expect CTV will be our biggest growth driver in 2024.
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
Cost of Revenue
Cost of revenue increased $102.7 million, or 33%, for the year ended December 31, 2023 compared to the prior year primarily due to an increase of $69.3 million in depreciation and amortization. This increase was primarily driven by incremental amortization due to the acceleration of the remaining lives of certain acquired intangible assets and capitalized software from the integration of our legacy Magnite CTV and SpotX CTV platforms, which started in the fourth quarter of 2022 and was completed in the third quarter of 2023. The year over year increase in amortization due to the acceleration was $64.0 million. Costs of revenue also included increases of $26.2 million in cloud hosting, data center, and bandwidth expenses and $8.1 million in traffic acquisition costs, both primarily due to revenue growth.

Cost of revenue increased $105.5 million, or 52%, for the year ended December 31, 2022 compared to the prior year primarily due to an increase of $64.5 million in depreciation and amortization. This increase was driven by incremental amortization due to the acceleration of the remaining lives of certain acquired intangible assets and capitalized software from the integration of our legacy Magnite CTV and SpotX CTV platforms, as well as from a full year of amortization expense from the SpotX Acquisition. The incremental amortization due to the acceleration was $35.4 million. Costs of revenue also included increases of $26.9 million in cloud hosting, data center, and bandwidth expenses and $10.5 million in traffic acquisition costs, both primarily due to revenue growth.
We expect cost of revenue to decrease in 2024 compared to 2023 in absolute dollars primarily due to the completion of the accelerated amortization expense as discussed above.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses decreased $26.1 million, or 13%, for the year ended December 31, 2023 compared to the prior year primarily due to a decrease of $44.3 million in depreciation and amortization related to certain acquired intangible assets becoming fully amortized in 2022 and 2023. This decrease was partially offset by an increase of $15.3 million of personnel related expenses.
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
We expect sales and marketing expenses to decrease in 2024 compared to 2023 in absolute dollars primarily due to decreases in amortization of acquired intangible assets. We expect these decreases to be partially offset by increases in personnel related expenses and increases in travel and entertainment expenses.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses increased $0.6 million, or 1%, for the year ended December 31, 2023 compared to the prior year.
Technology and development expenses increased $19.3 million, or 26%, for the year ended December 31, 2022 compared to the prior year, primarily due to an increase of $15.8 million in personnel costs as a result of the increased headcount associated with the SpotX Acquisition.
We expect technology and development expenses to increase in 2024 compared to 2023 in absolute dollars due to increases in personnel related expenses.
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
General and Administrative
General and administrative expenses increased $7.7 million, or 9%, for the year ended December 31, 2023 compared to the prior year, primarily due to increases of $4.8 million in bad debt expense. Bad debt expense was primarily a result of a buyer defaulting on payment obligations and subsequently filing for bankruptcy during the second quarter of 2023, resulting in bad debt expense of $4.2 million. General and administrative expenses also included an increase of $4.2 million in personnel expenses.
General and administrative expenses increased by $16.6 million, or 26%, for the year ended December 31, 2022 compared to the prior year, primarily due to increases of $10.2 million in personnel expenses mainly due to increases in stock-based compensation year-over-year, $2.0 million in facilities related expenses due to a return to office work environment, $1.8 million in business insurance and taxes, and $1.1 million related to travel and industry events due to the lifting of travel restrictions during the year.

We expect general and administrative expenses to increase in 2024 compared to 2023 in absolute dollars primarily due to increases in personnel and travel-related expenses.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
We incurred merger, acquisition, and restructuring costs of $7.5 million, $7.5 million, and $38.2 million during the years ended December 31, 2023, 2022, and 2021, respectively, primarily related to the SpotX and SpringServe Acquisitions, which were completed on April 30, 2021 and July 1, 2021, respectively. Merger, acquisition, and restructuring costs incurred during 2023 included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs, all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the SpotX Acquisition.
In 2022, these costs were primarily due to restructuring activities related to the integration of our recent acquisitions, which included $3.3 million of impairment costs associated with abandoned technology, $2.0 million non-cash stock-based compensation expense associated with the acceleration of unvested equity awards, and $1.2 million of one-time cash-based employee termination costs.
Costs incurred in 2021 included professional fees related to investment banking advisory, legal, and other professional service fees of $28.4 million, one-time cash-based employee termination benefit costs of $6.2 million, facility closure costs of $2.5 million, and non-cash stock-based compensation expense associated with double-trigger accelerations and severance benefits of $1.1 million.
Other (Income) Expense, Net

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Interest expense, net	$32,369	$29,260	$19,848
Foreign exchange (gain) loss, net	1,953	(1,129)	(1,480)
Gain on debt extinguishment	(26,480)	—	—
Other income	(5,304)	(5,318)	(4,450)
Total other expense, net	$2,538	$22,813	$13,918
Interest expense, net increased by $3.1 million during the year ended December 31, 2023 compared to the prior year, mainly due to increased interest expense of $11.3 million as a result of increased interest rates on our Prior Term Loan B Facility (defined below), partially offset by an increase in interest income of $8.2 million.
Interest expense, net increased by $9.4 million during the year ended December 31, 2022 compared to the prior year, mainly due to a full year of interest expense associated with the Prior Term Loan B Facility, which the Company entered into during April 2021, as well as increasing interest rates since our Prior Term Loan B Facility carries a variable rate. The increase in interest expense was partially offset by increases in interest income of $2.9 million.
Foreign exchange loss, net increased $3.1 million during the year ended December 31, 2023 compared to the prior year, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances. Foreign exchange gain, net decreased $0.4 million during the year ended December 31, 2022 compared to the prior year, for the same reasons above.
Gain on debt extinguishment increased by $26.5 million during the year ended December 31, 2023 compared to the prior year due to our Convertible Senior Notes (defined below) repurchases.
Provision (Benefit) for Income Taxes
We recorded an income tax expense of $1.6 million for the year ended December 31, 2023 compared to an income tax benefit of $5.3 million and $95.1 million for the years ended December 31, 2022 and 2021, respectively. The income tax expense for the year ended December 31, 2023 was primarily the result of the domestic valuation allowance and the federal, state, and foreign income tax liabilities. We continue to maintain a valuation allowance for our domestic deferred tax assets.
The income tax benefit for the year ended December 31, 2022 was primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the foreign income tax liability. The net deferred tax liabilities recorded in connection with the prior year’s acquisitions and current taxable income for the year provided sources of taxable income to support the realization of pre-existing deferred tax assets. The income tax benefit for the year ended December 31,

2021 was primarily the result of realizing the benefit of deferred tax assets previously subject to the domestic valuation allowance as a result of the deferred tax liabilities associated with acquisitions that occurred during the year and the tax liability associated with foreign subsidiaries.

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

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$619,710	$577,069	$468,413
Gross profit	209,804	269,904	266,751
Contribution ex-TAC	549,147	514,615	416,455
Net income (loss)	(159,184)	(130,323)	65
Adjusted EBITDA	171,364	178,790	148,659
Contribution ex-TAC
Contribution ex-TAC is calculated as gross profit plus cost of revenue excluding traffic acquisition cost ("TAC"). Traffic acquisition cost, a component of cost of revenue, represents what we must pay sellers for the sale of advertising inventory through our platform for revenue reported on a gross basis. Contribution ex-TAC is a non-GAAP financial measure that is most comparable to gross profit. Our management believes Contribution ex-TAC is a useful measure in assessing the performance of Magnite and facilitates a consistent comparison against our core business without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
Our use of Contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have similar business arrangements, may define Contribution ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the years ended December 31, 2023, 2022, and 2021, respectively:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Revenue	$619,710	$577,069	$468,413
Less: Cost of revenue	409,906	307,165	201,662
Gross profit	209,804	269,904	266,751
Add back: Cost of revenue, excluding TAC	339,343	244,711	149,704
Contribution ex-TAC	$549,147	$514,615	$416,455

Sellers use our technology to monetize their content across all digital channels, including CTV, mobile and desktop. Each of these digital channels has its own industry growth rate, with CTV and mobile projected to continue to grow steadily, while desktop growth flattens. MAGNA's October 2023 Programmatic Market forecast has estimated compound annual growth rates from 2023 to 2027 for mobile and desktop at 15% and 3%, respectively, and over the same period, eMarketer projected CTV to grow at a 15% compound annual growth rate.
We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Contribution ex-TAC by channel:

	Contribution ex-TAC
	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Channel:
CTV	$218,494	$214,803	$143,407
Mobile	226,826	188,116	160,067
Desktop	103,827	111,696	112,981
Total	$549,147	$514,615	$416,455
Contribution ex-TAC increased $34.5 million, or 7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
Contribution ex-TAC increased $98.2 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in Contribution ex-TAC was primarily due to incremental revenue from the SpotX Acquisition, which was completed on April 30, 2021, and the SpringServe Acquisition, which was completed on July 1, 2021, as well as organic growth across CTV and mobile. We saw substantial growth in our CTV channel, which benefited from a full year of results from the SpotX and Spring Serve Acquisitions, as well as modest growth in mobile, which was partially offset by a decline in our Contribution ex-TAC from desktop.
For 2024, we expect Contribution ex-TAC will increase compared to the prior year period, and although Contribution ex-TAC from mobile was the primary driver in Contribution ex-TAC growth in 2023, we expect CTV will be our biggest growth driver in 2024.
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
•Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of performance and the effectiveness of our business strategies, and in communications with our board of directors concerning our performance. Adjusted EBITDA is also used as a metric for determining payment of cash incentive compensation.
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Net income (loss)	$(159,184)	$(130,323)	$65
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	38,330	31,658	25,017
Amortization of acquired intangibles	202,490	184,394	121,869
Stock-based compensation expense	72,617	64,118	40,735
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	7,322	5,464	37,106
Non-operational real estate and other expense, net	310	622	552
Interest expense, net	32,369	29,260	19,848
Foreign exchange (gain) loss, net	1,953	(1,129)	(1,480)
Gain on extinguishment of debt	(26,480)	—	—
Provision (benefit) for income taxes	1,637	(5,274)	(95,053)
Adjusted EBITDA	$171,364	$178,790	$148,659
Adjusted EBITDA decreased by $7.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increases in cloud hosting, data center, and bandwidth costs, traffic and acquisitions costs, personnel expenses, and bad debt expense, which exceeded increases in revenue year-over-year, which are discussed in section "Comparison of the Years Ended December 31, 2023, 2022, and 2021."
Adjusted EBITDA increased by $30.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to incremental revenue growth from the SpotX Acquisition and organic growth, which are discussed in section "Comparison of the Years Ended December 31, 2023, 2022, and 2021."

Liquidity and Capital Resources
Liquidity
At December 31, 2023, we had cash and cash equivalents of $326.2 million, of which $52.6 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $556.1 million of indebtedness outstanding under our Prior Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $65.0 million Prior Revolving Credit Facility (as defined below), of which approximately $5.3 million was assigned to outstanding but undrawn letters of credit. The Prior Term Loan B Facility and Prior Revolving Credit Facility were fully terminated and replaced with the New Term Loan B Facility and New Revolving Credit Facility (both defined below). See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest and required principal payments on our Convertible Senior Notes, New Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
Our working capital needs and cash conversion cycle, which is influenced by seasonality and by the mix of terms among our buyers and sellers and which may be negatively impacted as a result of pandemics, inflationary, recessionary and other macroeconomic challenges, can have large fluctuations due to the timing of receipts from buyers and timing of disbursements to sellers. In addition, in the event a buyer defaults on payment, we may still be required to pay sellers for the inventory purchased. The impacts from changes in working capital and capital expenditures can significantly impact our cash flows and therefore, our liquidity during any period presented.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our New Revolving Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, macroeconomic factors and other factors set forth in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At December 31, 2023, the balance of the Convertible Senior Notes was $202.5 million, net of unamortized debt issuance costs of $2.6 million. Accrued interest for the Convertible Senior Notes at December 31, 2023 was $0.1 million.
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
On April 30, 2021, and in conjunction with the SpotX Acquisition, we entered into a credit agreement (the "Prior Credit Agreement") with Goldman Sachs Bank USA as administrative and collateral agent, and other lending parties thereto for a $360.0 million seven-year senior secured term loan facility ("Prior Term Loan B Facility") and a $52.5 million senior secured revolving credit facility (the "Prior Revolving Credit Facility"), which was subsequently increased to $65.0 million in June 2021. The Prior Credit Agreement was fully refinanced and replaced by the New Credit Agreement (defined below). Amounts outstanding under the Prior Credit Agreement accrued interest at a rate equal to either, (1) for the Prior Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Prior Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Prior Credit Agreement) plus a margin of 4.00%, and (2) for the Prior Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. As part of the Prior Term Loan B Facility, the Company received $325 million in proceeds, net of discounts and fees, which were used to finance the SpotX Acquisition and related transactions and for general corporate purposes. In June 2023, the Company amended its Prior Credit Agreement to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the amendment to the Credit Agreement, which is based on the Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, amounts available under the Prior Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million. Accrued interest for the Prior Term Loan B Facility at December 31, 2023 was $1.0 million.
On February 6, 2024, we entered into a credit agreement (the “New Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as term loan administrative agent and Citibank, N.A. as revolving facility administrative agent and collateral agent, and other lender parties thereto. The New Credit Agreement provides for a $365.0 million seven-year senior secured term loan facility (the "New Term Loan B Facility") and a $175.0 million five-year senior secured revolving credit facility (the "New Revolving Credit Facility"). The net proceeds from the New Term Loan B Facility were used, among other things, to terminate and to repay in full the outstanding facilities under the Prior Credit Agreement. The New Revolving Credit Facility will be available for general corporate purposes. The obligations under the New Credit Agreement are secured by substantially all of the assets of the Company pursuant to a collateral agreement entered into with the collateral agent. Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to, (1) for the term loans, at the Company’s election, Term SOFR (as defined in the New Credit Agreement) plus a margin of 4.50% per annum, or ABR (as defined in the New Credit Agreement) plus a margin of 3.50%, and (2) for the revolving loans, at the Company’s election, Term SOFR plus a margin of 3.50% to 4.00%, or ABR plus a margin of 2.50% to 3.00%, in each case, depending on the Company’s first lien net leverage ratio. The covenants of the New Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the New Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the revolving credit facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. The New Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the New Credit Agreement.
In December 2021, the Board of Directors approved a repurchase program (the "2021 Repurchase Plan"), under which we were authorized to purchase up to $50.0 million of our common stock over the twelve month period commencing December 10, 2021. In November 2022, the Board of Directors approved an extension of the 2021 Repurchase Plan through December 15, 2023. In February 2023, the Board of Directors approved a repurchase plan (the “February 2023 Repurchase Plan”), pursuant to which we were authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $75.0 million, through February 16, 2025, which was completed during the second quarter of 2023. On August 4, 2023, the Board of Directors approved a new repurchase plan (the "August 2023 Repurchase Plan"), pursuant to which we were authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $100.0 million, through August 4, 2025. As of December 31, 2023, $9.5 million remained available under the August 2023 Repurchase Plan. As a result of repurchases under the February 2023 Repurchase Plan and August 2023 Repurchase Plan, as of December 31, 2023, the Company had reduced the principal balance of its Convertible Senior Notes to $205.1 million.
Subsequently, on February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the August 2023 Repurchase Plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders may be diluted. If we raise additional financing by incurring indebtedness, we will be subject to increased fixed payment obligations and could also be subject to financial maintenance covenants, or restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. An inability to raise additional capital could adversely affect our ability to achieve our business objectives.
Our cash and cash equivalents balance is affected by our results of operations, the timing of capital expenditures, and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted by certain macroeconomic challenges, such as capital market disruptions and instability of financial institutions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Cash flows provided by operating activities	$214,367	$192,550	$126,589
Cash flows used in investing activities	(37,383)	(65,152)	(690,997)
Cash flows provided by (used in) financing activities	(177,842)	(30,172)	678,053
Effects of exchange rate changes on cash, cash equivalents and restricted cash	575	(1,417)	(683)
Change in cash, cash equivalents and restricted cash	$(283)	$95,809	$112,962
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
During the year ended December 31, 2023, net cash provided by operating activities was $214.4 million, compared to net cash provided by operating activities of $192.6 million and $126.6 million during the years ended December 31, 2022 and 2021, respectively. Our operating activities included net loss of $159.2 million, net loss of $130.3 million, and net income of $0.1 million for the years ended December 31, 2023 and 2022, and 2021, respectively, which were offset by non-cash adjustments of $298.1 million, $282.4 million, and $94.6 million, respectively. Net changes in our working capital resulted in increases of $75.5 million, $40.4 million, and $31.9 million in cash provided by operating activities in 2023, 2022, and 2021 respectively. The net changes in working capital for all periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
Investing Activities
Our primary investing activities have consisted of acquisitions of businesses, purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development.
During the year ended December 31, 2023, net cash used in investing activities was $37.4 million, compared to net cash used in investing activities of $65.2 million and $691.0 million during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2023, 2022, and 2021, we used cash for purchases of property and equipment of $26.8 million, $30.8 million, and $17.7 million, respectively, and used cash for investments in our internally developed software of $10.6 million, $13.6 million, and $11.4 million, respectively. During the year ended December 31, 2022, we used net cash of $20.8 million to acquire Carbon and during the year ended December 31, 2021, we used net cash of $661.9 million to acquire SpotX, SpringServe, and Nth Party.
We anticipate cash flows used in our investing activities will generally increase in 2024 compared to 2023 in order to support our overall growth, in particular with respect to investments in property and equipment and internally developed software.
Financing Activities
Our financing activities consisted of our Convertible Senior Notes transactions, repayment of amounts borrowed under our Prior Term Loan B Facility, transactions related to our equity plans, and stock purchases under the repurchase plans.
During the year ended December 31, 2023, net cash used in financing activities was $177.8 million, compared to net cash used in financing activities of $30.2 million for the year ended December 31, 2022 and net cash provided by financing activities of $678.1 million during the year ended December 31, 2021. Cash outflows from financing activities for the year ended December 31, 2023 primarily included $165.5 million of payments related to repurchasing our Convertible Senior Notes, $11.8 million for taxes paid related to net share settlement of stock-based awards, $3.6 million for repayment of our Prior Term Loan B Facility, and $2.3 million for payment of our indemnification claims holdback related to historical acquisitions. These outflows for the year ended December 31, 2023 were partially offset by cash proceeds from issuance of common stock under our employee stock purchase plan of $3.5 million and from stock options exercised of $2.2 million. Cash outflows from financing activities for the year ended December 31, 2022 included $15.7 million for payments related to share repurchases, $14.5 million for taxes paid related to net share settlement of stock-based awards, and $3.6 million for repayment of our Prior Term Loan B Facility. These outflows for the year ended December 31, 2022 were partially offset by cash proceeds from issuance of common stock under our employee stock purchase plan of $3.7 million and from stock options exercised of $2.2 million. Cash inflows from financing activities for the year ended December 31, 2021 included $400.0 million in proceeds from our Convertible Senior Notes offering, $349.2 million in net proceeds from our Prior Term Loan B Facility, cash proceeds from stock options exercised of $9.4 million and $3.7 million cash proceeds from issuance of common stock under our employee stock purchase plan. These inflows for the year ended December 31, 2021 were partially offset by a $39.0 million payment for capped call transactions entered into in connection with the Convertible Senior Notes offering, debt issuance cost payments of $30.4 million, repurchases of $6.0 million of treasury stock in conjunction with our stock repurchase plan, $6.5 million for income tax deposits paid in respect of vesting of stock-based compensation awards that were reimbursed by the award recipients through surrender of shares, $1.8 million repayment of Prior Term Loan B Facility, and repayment of $0.6 million financing lease obligations.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2023 other than the short-term operating leases described below and commitments mentioned in Note 16 - Commitments and Contingencies.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of December 31, 2023 consist of obligations under our Convertible Senior Notes, Prior Term Loan B Facility, Prior Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements and other future payments due under non-cancelable agreements at December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Lease liabilities associated with leases included Right of Use Assets as of December 31, 2023	$23,890	$15,367	$12,282	$7,697	$7,841	$14,366	$81,443
Convertible Senior Notes	—	—	205,067	—	—	—	205,067
Interest, Convertible Senior Notes	513	513	256	—	—	—	1,282
Prior Term Loan B (1)	3,600	3,600	3,600	3,600	336,600	—	351,000
Interest, Prior Term Loan B (2)	37,527	37,038	36,653	36,268	11,936	—	159,422
Other non-cancelable obligations	62,038	23,963	241	241	241	—	86,724
Total	$127,568	$80,481	$258,099	$47,806	$356,618	$14,366	$884,938
(1) Includes only scheduled amortization of payments and excludes currently unknown prepayment amounts that may be required, per terms of the Prior Credit Agreement, after the end of each fiscal year. Note that in February 2024, the Company entered into a New Credit Agreement, which replaced the Prior Credit Agreement.

(2) Interest payments are based on an assumed rate of 10.56%, which was the rate as of December 31, 2023 for the associated Prior Term Loan B Facility. Note that in February 2024, the Company entered into a New Credit Agreement, which replaced the Prior Credit Agreement.

Payments associated with our Convertible Senior Notes and Prior Term Loan B are based on contractual terms and intended timing of repayments of long-term debt and associated interest, in each case, as of December 31, 2023. As described above (see "Capital Resources"), in February 2024, we entered into a New Credit Agreement, the proceeds of which were used in part to refinance and terminate the Prior Term Loan B with the New Term Loan B Facility. The New Term Loan B Facility includes a $365.0 million senior secured term loan facility that matures in February 2031. Quarterly principal installment payments of 0.25% of the aggregate initial principal balance, or $0.9 million, will be due at the end of each fiscal quarter, with the first principal installment due June 30, 2024, and the amount equal to the then unpaid principal amount of the initial balance on February 6, 2031. Amounts outstanding under the New Term Loan B Facility will accrue interest and will be due at least quarterly.
Other non-cancelable obligations include agreements in the normal course of business and purchase consideration that extend beyond a year as of December 31, 2023. The amounts above include commitments under a cloud-managed services agreement, under which the Company has a non-cancelable minimum spend commitment from July 2023 to June 2025 based on actual spend, as defined in the agreement, with the third-party provider from July 2022 to June 2023 of $57.6 million for each twelve-month period (i.e. July 2023 to June 2024 and July 2024 to June 2025). The minimum spend commitment reflected above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2023.

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
We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements and (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021.
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
Revenue Recognition
We generate revenue from transactions where we provide a platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients, services, or transaction types we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders we earn revenue based on the full amount of ad spend that runs through our platform. In addition, we may receive certain fixed monthly fees for the use of our platform or products. Our platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. Our solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to our platform in the form of advertising requests, or ad requests. When we receive ad requests from sellers, we send bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
For the majority of transactions on our platform, we report revenue on a net basis as we do not act as the principal in the purchase and sale of digital advertising inventory because we do not have control of the digital advertising inventory and do not set prices agreed upon within the auction marketplace. However, with respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
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
On an ongoing basis, we assess if the estimated remaining useful lives of capitalized projects continue to be reasonable based on the remaining expected benefit and usage. If the remaining useful life of a capitalized project is revised, it is accounted for as a change in estimate and the remaining unamortized cost of the underlying asset is amortized prospectively over the updated remaining useful life. During the fourth quarter of 2022, we accelerated the remaining useful lives of certain capitalized internal use software projects due to the integration of our legacy CTV platforms, which resulted in approximately $1.9 million and $0.7 million of incremental amortization expense during the years ended December 31, 2023 and 2022.
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
We do not have economic interest rate expense exposure on our Convertible Senior Notes due to their fixed interest rate nature. The amount paid upon redemption or maturity, before considering any potential additional amount owed due to increases in our underlying share price above the conversion price, is not based on changes in any interest rate index or underlying market interest rates. It is fixed at 100% of the principal amount of the Convertible Senior Notes plus unpaid interest. Since the Convertible Senior Notes bear a fixed interest rate, we are not exposed to interest rate risk on those notes, however, the fair value of those notes will change as market interest rates change.
As of December 31, 2023, we were party to our Prior Term Loan B Facility, which bore interest rate at a floating interest rate that reset periodically, subject to a 0.75% floor (the "SOFR Floor"). Interest expense has been impacted by floating interest rates as a result of underlying interest rates on our Prior Term Loan B Facility moving above this floor since the second quarter of 2022. As of December 31, 2023, the Company had no outstanding borrowings under the Prior Revolving Credit Facility. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of the end of December 31, 2023, the annualized impact to interest expense for each 100 basis points increase above the SOFR Floor on our Prior Term Loan B Facility is approximately $3.5 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower depending on the timing and magnitude of such rate changes relative to our SOFR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment opportunities and policy relative to our overall objectives.

On February 6, 2024, we refinanced the Prior Term Loan B Facility with a $365.0 million New Term Loan B Facility. We do not believe that an increase or decrease in interest rates of 100 basis points on the New Term Loan B Facility will have a material effect on our operating results or financial condition as compared to the annualized impact on our Prior Term Loan B Facility, which is discussed above.
With regard to all debt currently outstanding as of December 31, 2023 and to debt outstanding under the New Credit Agreement, the Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at December 31, 2023 and December 31, 2022, including intercompany balances, would result in a foreign currency loss of approximately $9.5 million and $10.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Magnite, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue — Refer to Notes 2 and 4 to the financial statements.
Critical Audit Matter Description
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. The Company uses automated systems to process and record revenue based on contractual terms with buyers and publishers, and its revenue is comprised of a significant volume of low-dollar transactions.
We identified revenue as a critical audit matter because the Company’s systems to process and record revenue are highly automated. This required increased extent of effort, including the need for us to involve professionals with expertise in Information Technology (IT) to identify, test, and evaluate the Company’s systems, software applications, and automated controls.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:

◦Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of system interface controls and automated controls within the relevant revenue streams, as well as controls designed to ensure the accuracy and completeness of revenue.
◦Independently created test transactions and traced such transactions through the systems to final output for financial reporting.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We evaluated recorded revenue and revenue trends and used data analytics to analyze transactional revenue data.
•We used technology-based data analysis tools to inspect journal entries to:
◦Identify significant relationships in the revenue population.
◦Sufficiently understand identified significant relationships and related accounts affecting revenue.
•We performed audit procedures on those related accounts determined to have a significant relationship with revenue. Such procedures included:
◦For a sample of accounts receivable balances, evaluating responses to confirmations sent to customers or other evidence such as cash receipts received after year end.
◦For a sample of accounts payables – seller balances, performing detail transaction testing by agreeing the amounts recognized to source documents.
◦For a sample of cash disbursements made after year end, evaluating whether the amounts were appropriately included in accounts payable – seller as of the balance sheet date.
◦Analytical procedures on the accounts payable – seller balance by developing an independent expectation for the recorded balance based on a historical relationship with revenue.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 28, 2024
We have served as the Company's auditor since 2018.

MAGNITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$326,219	$326,254
Accounts receivable, net	1,176,276	976,506
Prepaid expenses and other current assets	20,508	23,501
TOTAL CURRENT ASSETS	1,523,003	1,326,261
Property and equipment, net	47,371	44,969
Right of use lease asset	60,549	78,211
Internal use software development costs, net	21,926	23,671
Intangible assets, net	51,011	253,501
Goodwill	978,217	978,217
Other assets, non-current	6,729	7,383
TOTAL ASSETS	$2,688,806	$2,712,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,372,176	$1,094,321
Lease liabilities, current	20,402	21,172
Debt, current	3,600	3,600
Other current liabilities	5,957	5,939
TOTAL CURRENT LIABILITIES	1,402,135	1,125,032

Debt, non-current, net of debt issuance costs	532,986	722,757
Lease liabilities, non-current	49,665	66,331
Deferred tax liabilities, net	680	5,072
Other liabilities, non-current	1,657	1,723
TOTAL LIABILITIES	1,987,123	1,920,915
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2023 and December 31, 2022; 138,577 and 134,006 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,387,715	1,319,221
Accumulated other comprehensive loss	(2,076)	(3,151)
Accumulated deficit	(683,958)	(524,774)
TOTAL STOCKHOLDERS' EQUITY	701,683	791,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,688,806	$2,712,213
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenue	$619,710	$577,069	$468,413
Expenses:
Cost of revenue	409,906	307,165	201,662
Sales and marketing	173,982	200,081	170,406
Technology and development	94,318	93,757	74,449
General and administrative	89,048	81,382	64,789
Merger, acquisition, and restructuring costs	7,465	7,468	38,177
Total expenses	774,719	689,853	549,483
Loss from operations	(155,009)	(112,784)	(81,070)
Other (income) expense:
Interest expense, net	32,369	29,260	19,848
Foreign exchange (gain) loss, net	1,953	(1,129)	(1,480)
Gain on extinguishment of debt	(26,480)	—	—
Other income	(5,304)	(5,318)	(4,450)
Total other expense, net	2,538	22,813	13,918
Loss before income taxes	(157,547)	(135,597)	(94,988)
Provision (benefit) for income taxes	1,637	(5,274)	(95,053)
Net income (loss)	$(159,184)	$(130,323)	$65
Net income (loss) per share:
Basic	$(1.17)	$(0.98)	$—
Diluted	$(1.17)	$(0.98)	$—
Weighted average shares used to compute net income (loss) per share:
Basic	136,620	132,887	126,294
Diluted	136,620	132,887	136,261
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net income (loss)	$(159,184)	$(130,323)	$65
Other comprehensive income (loss):
Foreign currency translation adjustments	1,075	(1,775)	(419)
Other comprehensive income (loss)	1,075	(1,775)	(419)
Comprehensive loss	$(158,109)	$(132,098)	$(354)
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	114,029	$2	$777,084	$(957)	$(394,516)	—	$—	$381,613
Exercise of common stock options	1,560	—	9,425	—	—	—	—	9,425
Issuance of common stock related to employee stock purchase plan	255	—	3,714	—	—	—	—	3,714
Issuance of common stock related to RSU vesting	4,624	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(289)	—	(6,496)	—	—	—	—	(6,496)
Issuance of common stock associated with the SpotX Acquisition	12,374	—	495,591	—	—	—	—	495,591
Purchase of treasury stock	—	—	—	—	—	(349)	(6,007)	(6,007)
Capped call options	—	—	(38,960)	—	—	—	—	(38,960)
Stock-based compensation	—	—	42,231	—	—	—	—	42,231
Other comprehensive loss	—	—	—	(419)	—	—	—	(419)
Net income	—	—	—	—	65	—	—	65
Balance at December 31, 2021	132,553	2	1,282,589	(1,376)	(394,451)	(349)	(6,007)	880,757
Exercise of common stock options	613	—	2,234	—	—	—	—	2,234
Issuance of common stock related to employee stock purchase plan	426	—	3,744	—	—	—	—	3,744
Issuance of common stock related to RSU vesting	3,276	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,270)	—	(14,498)	—	—	—	—	(14,498)
Purchase of treasury stock	—	—	—	—	—	(1,243)	(15,663)	(15,663)
Retirement of common stock	(1,592)	—	(21,670)	—	—	1,592	21,670	—
Stock-based compensation	—	—	66,822	—	—	—	—	66,822
Other comprehensive loss	—	—	—	(1,775)	—	—	—	(1,775)
Net loss	—	—	—	—	(130,323)	—	—	(130,323)
Balance at December 31, 2022	134,006	2	1,319,221	(3,151)	(524,774)	—	—	791,298
Exercise of common stock options	395	—	2,166	—	—	—	—	2,166
Issuance of common stock related to employee stock purchase plan	438	—	3,513	—	—	—	—	3,513
Issuance of common stock related to RSU and PSU vesting	4,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,039)	—	(11,814)	—	—	—	—	(11,814)
Stock-based compensation	—	—	74,629	—	—	—	—	74,629
Other comprehensive income	—	—	—	1,075	—	—	—	1,075
Net loss	—	—	—	—	(159,184)	—	—	(159,184)
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	$—	$—	$701,683
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(159,184)	$(130,323)	$65
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	240,820	216,052	146,886
Stock-based compensation	72,617	64,118	40,735
Impairment of intangible assets	—	3,320	—
Gain on extinguishment of debt	(26,480)	—	—
(Gain) loss on disposal of property and equipment	311	(86)	130
Provision for (recovery of) doubtful accounts	4,666	(163)	49
Amortization of debt discount and issuance costs	6,279	6,785	4,925
Non-cash lease expense	(1,712)	1,485	(350)
Deferred income taxes	(2,379)	(8,802)	(98,770)
Unrealized foreign currency (gain) loss, net	1,266	(271)	(2,259)
Other items, net	2,696	—	3,292
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(220,102)	(46,325)	(254,368)
Prepaid expenses and other assets	1,004	(4,228)	1,324
Accounts payable and accrued expenses	294,677	91,377	284,905
Other liabilities	(112)	(389)	25
Net cash provided by operating activities	214,367	192,550	126,589
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,764)	(30,815)	(17,697)
Capitalized internal use software development costs	(10,619)	(13,582)	(11,431)
Mergers and acquisitions, net of cash acquired and indemnification claims holdback	—	(20,755)	(661,869)
Net cash used in investing activities	(37,383)	(65,152)	(690,997)
FINANCING ACTIVITIES:
Proceeds from Convertible Senior Notes offering	—	—	400,000
Proceeds from issuance of debt, net of debt discount	—	—	349,200
Payment for capped call options	—	—	(38,960)
Payment for debt issuance costs	—	—	(30,378)
Proceeds from exercise of stock options	2,166	2,234	9,425
Proceeds from issuance of common stock under employee stock purchase plan	3,513	3,744	3,714
Repayment of debt	(3,600)	(3,600)	(1,800)
Repurchase of Convertible Senior Notes	(165,518)	—	—
Repayment of financing lease	(276)	(807)	(645)
Purchase of treasury stock	—	(15,663)	(6,007)
Taxes paid related to net share settlement	(11,814)	(14,498)	(6,496)
Payment of indemnification claims holdback	(2,313)	(1,582)	—
Net cash provided by (used in) financing activities	(177,842)	(30,172)	678,053
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	575	(1,417)	(683)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(283)	95,809	112,962
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,502	230,693	117,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$326,219	$326,502	$230,693
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$326,219	$326,254	$230,401
Restricted cash included in prepaid expenses and other current assets	—	248	240
Restricted cash included in other assets, non-current	—	—	52
Total cash, cash equivalents and restricted cash	$326,219	$326,502	$230,693

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,357	$4,932	$2,141
Cash paid for interest	$37,028	$26,320	$12,908
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$1,690	$1,295	$2,171
Capitalized stock-based compensation	$2,012	$2,704	$1,496
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,017	$20,131	$42,013
Purchase consideration - indemnification claims holdback	$—	$2,293	$1,602
Common stock and options issued for mergers and acquisitions	$—	$—	$495,591
Debt discount, non-cash	$—	$—	$10,800

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
    The Company's common stock is listed on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "MGNI." Magnite has its principal offices in New York City, Los Angeles, Denver, London, and Sydney, and additional offices in Europe, Asia, North America, and South America.
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
    On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (ii) accounts receivable and allowances for doubtful accounts, (iii) amounts capitalized and the useful lives of intangible assets, internal use software development costs, and property and equipment, (iv) valuation of long-lived assets and their recoverability, including goodwill, and (v) the realization of tax assets and estimates of tax liabilities.
    These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the allowance for doubtful accounts, amounts capitalized and estimated useful lives of internal-use software development costs, estimated useful lives of long-lived assets, recoverability of intangible assets and goodwill, and income taxes, including the realization of tax assets and estimates of tax liabilities require the selection of appropriate valuation methodologies and models, and judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.
    Revenue Recognition
    The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. Generally, the Company's revenue is based on a percentage of the ad spend that runs through its platform, although for certain clients, services, or transaction types the Company may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders the Company earns revenue based on the full amount of ad spend that runs through its platform. In addition, the Company may receive certain fixed monthly fees for the use of its platform or products. The Company's platform dynamically connects sellers and buyers of advertising inventory in a digital marketplace. The Company's solution incorporates proprietary machine-learning algorithms, sophisticated data processing, high-volume storage, detailed analytics capabilities, and a distributed infrastructure. Digital advertising inventory is created when consumers access sellers’ content. Sellers provide digital advertising inventory to the Company's platform in the form of advertising requests, or ad requests. When the Company receives ad requests from sellers, it sends bid requests to buyers, which enable buyers to bid on sellers’ digital advertising inventory. Winning bids can create advertising, or paid impressions, for the seller to present to the consumer.
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
Expenses
The Company classifies its expenses into the following categories:
    Cost of Revenue. The Company's cost of revenue consists primarily of cloud hosting, data center, and bandwidth costs, ad protection costs, depreciation and maintenance expense of hardware supporting the Company's revenue-producing platform, amortization of software costs for the development of the Company's revenue-producing platform, amortization expense associated with acquired developed technologies, and personnel costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in the Company's network operations group who support the Company's platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives.
    Sales and Marketing. The Company's sales and marketing expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, backlog, and non-compete agreements from the Company's business acquisitions, professional services, facilities-related costs, and depreciation expense. The Company's sales and support organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers and supports ongoing client relationships. The Company amortizes acquired intangibles associated with client relationships and backlog from its business acquisitions over their estimated useful lives.

    Technology and Development. The Company's technology and development expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of the Company's solution, third-party software license costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net on the Company's consolidated balance sheets. The Company amortizes internal use software development costs that relate to its revenue-producing activities on the Company's platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from its business acquisitions over their estimated useful lives.
    General and Administrative. The Company's general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, and stock-based compensation, associated with the Company's executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs, depreciation expense, bad debt expense, and other corporate-related expenses.
    Merger, Acquisition, and Restructuring Costs. The Company's merger, acquisition, and restructuring costs consist primarily of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
    Stock-Based Compensation
    Compensation expense related to employee and non-employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company grants awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on the Company's stock price exceeding a peer index, or market conditions. The fair value of restricted stock units that vest based on continued service is equal to the closing price of the Company's common stock as reported on the Nasdaq on the grant date. The fair value of each option award containing service conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte-Carlo simulation model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved.

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
    Expected Term. For employee stock options the expected term is determined based on historical trends. The expected term of employee stock options that contain performance conditions represents the weighted-average period that the stock options are estimated to remain outstanding.
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
    Determining the fair value of stock-based awards with performance and market conditions requires judgment. The Company's use of the Monte-Carlo simulation model requires the input of subjective assumptions, such as the expected term of the award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, the expected dividend yield of the Company’s common stock, in addition for those awards containing market conditions, which also include expected volatilities of selected peer companies, and expected correlation coefficients of the Company and those of the selected peer companies. The assumptions used in the Company’s valuation model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
    Income Taxes
    Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the Company’s consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
    A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. The Company maintains a partial valuation allowance to offset its domestic net deferred tax assets due to the uncertainty of realizing future income tax benefits from the net operating loss carryforwards and other deferred tax assets.
    The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued related to its uncertain tax positions in its income tax provision (benefit) in the consolidated statements of operations.
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
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to affect the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2023 was 44,592,265.
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
    Net Income (Loss) Per Share Attributable to Common Stockholders
    Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted income per share considers adjustments to net income and the weighted-average number of shares of common stock outstanding for the effect of potentially dilutive securities during the period. Potentially dilutive securities consist of stock options, restricted stock units, performance stock units, potential shares issuable under the Company's Employee Stock Purchase Plan ("ESPP"), and potential shares issuable as part of the Convertible Senior Notes. Diluted income per share is computed utilizing the treasury method for options, restricted stock units, performance stock units, and potential ESPP shares. Diluted income per share for the Convertible Senior Notes is calculated under the if-converted method. Potential common share equivalents are excluded where their inclusion would be anti-dilutive. For periods in which the Company reports net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive securities would be anti-dilutive.
    Comprehensive Income (Loss)
    Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments.
    Cash and Cash Equivalents
    The Company invests excess cash primarily in money market funds, corporate debt securities, and highly liquid debt instruments of the U.S. government and its agencies. The Company classifies investments held in money market funds as cash equivalents because the money market funds have weighted-average maturities at the date of purchase of less than 90 days, are freely redeemable into cash and have a constant net asset value. Investments held in U.S. government and agency bonds and corporate debt securities with stated maturities of less than one year are classified as short-term investments.
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
Intangible Assets
    Intangible assets primarily consist of acquired developed technology, client relationships, and in-process research and development projects resulting from business combinations, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.
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
Intangible assets are reviewed for impairment indicators at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For intangible assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows at the asset group level that represents the lowest level of independent cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.
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
    Operating Leases
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
    Concentration of Risk
    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. Cash maintained with financial institutions typically exceeds applicable federally insured limits in the U.S. and may not be covered by similar local depositor insurance schemes for cash held in foreign currencies or in bank accounts outside of the U.S. Cash equivalents, primarily money market fund investments, are not insured by federal insurance schemes and are exposed to other potential risks linked to high concentration among major custodial banks.

    Accounts receivable include amounts due from buyers with principal operations primarily in the United States. The Company performs ongoing credit evaluations of its buyers.
    At December 31, 2023, two buyers accounted for 48% and 11%, respectively, of consolidated accounts receivable, net. At December 31, 2022, two buyers accounted for 45% and 9%, respectively, of accounts receivable, net.
    The Company recognizes revenue from its contracts with sellers. No seller of advertising inventory accounted for 10% or more of revenue during the years ended December 31, 2023, 2022, and 2021.
    At December 31, 2023, one seller of advertising inventory accounted for 29% of accounts payable and accrued expenses and at December 31, 2022, one seller of advertising inventory accounted for 28% of accounts payable and accrued expenses.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 20203-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company is evaluating the impact of adopting this new accounting guidance on its disclosures.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have a material impact on the Company’s present or future consolidated financial statements.

Note 3—Net Income (Loss) Per Share
    The following table presents the basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands, except per share amounts)
Basic Income (Loss) Per Share:
Net income (loss)	$(159,184)	$(130,323)	$65
Weighted-average common shares outstanding used to compute net income (loss) per share - basic	136,620	132,887	126,294
Basic net income (loss) per share	$(1.17)	$(0.98)	$—

Diluted Income (Loss) Per Share:
Net income (loss), diluted income (loss)	$(159,184)	$(130,323)	$65

Denominator:
Weighted-average common shares used in basic income (loss) per share	136,620	132,887	126,294
Dilutive effect of weighted-average restricted stock units	—	—	5,294
Dilutive effect of weighted-average common stock options	—	—	4,435
Dilutive effect of weighted-average performance stock units	—	—	197
Dilutive effect of weighted-average ESPP shares	—	—	41
Weighted-average shares used to compute diluted net income (loss) per share	136,620	132,887	136,261
Diluted net income (loss) per share	$(1.17)	$(0.98)	$—
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Unvested restricted stock units	1,608	1,506	—
Options to purchase common stock	1,566	1,864	—
Unvested performance stock units	84	124	—
ESPP shares	31	18	—
Convertible Senior Notes	4,981	6,262	4,940
Total shares excluded from net income (loss) per share	8,270	9,774	4,940
For the years ended December 31, 2023 and December 31, 2022, the Company excluded outstanding performance stock units from the calculation of diluted net loss per share because they were anti-dilutive. As of December 31, 2023, the performance stock units granted during 2021, 2022, and 2023 had expected achievement levels of 0%, 58%, and 46%, respectively. As of December 31, 2022, the performance stock units granted during 2020, 2021, and 2022 had expected achievement level of 116%, 0%, and 81%, respectively. As of December 31, 2021, the Company included outstanding performance stock units in the calculation of diluted net income per share. As of December 31, 2021, the performance stock units granted during 2020 and 2021 had expected achievement levels of 150% and 0%, respectively. Refer to Note 12 —"Stock-Based Compensation" for additional information related to performance stock units.
For the years ended December 31, 2023, 2022, and 2021, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 17) were excluded from the calculation of diluted loss per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of December 31, 2023, 2022, and 2021, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 3,210,098, 6,261,560, and 6,261,560, respectively.

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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	(in thousands, except percentages)
Revenue:
Net basis	$508,478	82%	$475,633	82%	$389,358	83%
Gross basis	111,232	18	101,436	18	79,055	17
Total	$619,710	100%	$577,069	100%	$468,413	100%
The following table presents the Company's revenue by channel for the years ended December 31, 2023, 2022, 2021:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	(in thousands, except percentages)
Channel:
CTV	$282,126	46%	$268,572	47%	$185,254	40%
Mobile	232,495	37	192,803	33	164,977	35
Desktop	105,089	17	115,694	20	118,182	25
Total	$619,710	100%	$577,069	100%	$468,413	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
United States	$462,167	$447,634	$365,161
International	157,543	129,435	103,252
Total	$619,710	$577,069	$468,413
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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $20.4 million at December 31, 2023, and $1.1 million at December 31, 2022. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.

The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.1 million and $0.6 million as of December 31, 2023 and December 31, 2022, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 2023, 2022, and 2021, respectively:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Allowance for doubtful accounts, beginning balance	$1,092	$3,475	$2,360
Allowance for doubtful accounts, assumed from mergers or acquisitions	—	—	835
Write-offs	(856)	(751)	(337)
Increase (decrease) in provision for expected credit losses	20,115	(1,719)	597
Recoveries of previous write-offs	12	87	20
Allowance for doubtful accounts, December 31	$20,363	$1,092	$3,475
During the years ended December 31, 2023, 2022, and 2021, the provision for expected credit losses associated with accounts receivable and the offset by increases of contra seller payables related to recoveries of uncollected buyer receivables resulted in a net amount of bad debt each year. During the year ended December 31, 2023, the increase in the provision for expected credit losses associated with accounts receivable of $20.1 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $15.4 million, which resulted in an $4.7 million amount of bad debt expense. The increase in the provision for expected credit losses was primarily attributed to one buyer filing for bankruptcy, resulting in $4.2 million of bad debt expense during the year ended December 31, 2023. During the year ended December 31, 2022, the decrease in the provision for expected credit losses associated with accounts receivable of $1.7 million was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.6 million, which resulted in an $0.2 million amount of bad debt recoveries. During the year ended December 31, 2021, the provision for expected credit losses associated with accounts receivable of $0.6 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in an immaterial amount of bad debt expense.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$281,162	$281,162	$—	$—

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$259,647	$259,647	$—	$—
At December 31, 2023 and 2022, cash equivalents of $281.2 million and $259.6 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At December 31, 2023 and 2022, the Company had Convertible Senior Notes and its Term Loan B Facility (as defined in Note 17) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $174.3 million and $305.0 million, as of December 31, 2023 and 2022, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2023 and 2022 and is classified as Level 2 in the fair value hierarchy. At December 31, 2023 and 2022, the estimated fair value of the Company's Term Loan B Facility was $352.3 million and $333.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the years ended December 31, 2023 and 2022.

Note 6—Property and Equipment
    Major classes of property and equipment were as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Purchased software	$1,124	$1,250
Computer equipment and network hardware	154,821	150,405
Furniture, fixtures and office equipment	4,031	3,659
Leasehold improvements	3,893	3,368
Gross property and equipment	163,869	158,682
Accumulated depreciation	(116,498)	(113,713)
Net property and equipment	$47,371	$44,969
    Depreciation expense on property and equipment totaled $24.0 million, $19.0 million, and $16.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. There was impairment changes to property and equipment related to restructuring activities of $0.5 million for the year ended December 31, 2023 and there were no impairment charges to property and equipment for the years ended December 31, 2022 and 2021.
    The Company's property and equipment, net by geographical region was as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
United States	$32,161	$31,036
International	15,210	13,933
Total	$47,371	$44,969

Note 7—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Internal use software development costs, gross	82,932	$77,151
Accumulated amortization	(61,006)	(53,480)
Internal use software development costs, net	$21,926	$23,671
During the years ended December 31, 2023, 2022, and 2021, the Company capitalized $12.6 million, $16.2 million, and $12.9 million, respectively, of internal use software development costs. Amortization expense was $14.3 million, $12.6 million, and $9.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. In the years ended December 31, 2023, 2022, and 2021, amortization expense included the write-off of software development costs of $0.4 million, $1.5 million, and $0.1 million, in the respective periods, related to the abandonment of the associated projects.
During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of capitalized software projects related to integration of its technology platforms, which were revised to end during the third quarter of 2023. The change in the remaining estimated useful lives for the related projects resulted in increased amortization expense of $1.9 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. The increased amortization expense increased the basic and diluted loss per share by $0.01 and $0.01, net of tax, for the years ended December 31, 2023 and 2022, respectively.
Based on the Company’s internal use software development costs at December 31, 2023, excluding projects that are not ready for their intended use with a value of $3.9 million, estimated amortization expense of $9.3 million, $6.6 million, and $2.2 million is expected to be recognized in 2024, 2025, and 2026, respectively.

Note 8—Goodwill and Intangible Assets
    Details of the Company’s goodwill were as follows (in thousands):

Total
Beginning balance at December 31, 2021	$969,873
Additions for Acquisition of Carbon (Note 9)	8,456
Adjustments to the Acquisition of SpotX (Note 9)	(112)
Ending balance at December 31, 2022	978,217
Additions or adjustments	—
Ending balance at December 31, 2023	$978,217

    The Company’s intangible assets as of December 31, 2023 and 2022 included the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$390,136
Customer relationships	37,300	136,000
In-process research and development	8,830	12,730
Trademarks	900	900
Non-compete agreements	200	900
Total identifiable intangible assets, gross	156,966	540,666
Accumulated amortization—intangible assets:
Developed technology	(75,321)	(184,439)
Customer relationships	(24,867)	(97,316)
In-process research and development	(4,832)	(4,398)
Trademarks	(750)	(450)
Non-compete agreements	(185)	(562)
Total accumulated amortization—intangible assets	(105,955)	(287,165)
Total identifiable intangible assets, net	$51,011	$253,501
Amortization of intangible assets for the years ended December 31, 2023, 2022, and 2021 was $202.5 million, $184.4 million, and $121.9 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company wrote off fully amortized intangible assets with a historical cost of $383.7 million, $40.5 million and $11.1 million, respectively. During the year ended December 31, 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs, which was included in merger, acquisition, and restructuring costs in the consolidated statements of operations.
During the fourth quarter of 2022, the Company reassessed the remaining estimated useful lives of the developed technology and in-process research and development related to the SpotX acquisition based on the remaining expected benefit from those assets, which were revised to end during the third quarter of 2023. The change in the remaining estimated useful lives for developed technology and in-process research and development resulted in increased amortization expense of $97.6 million and $34.7 million for the years ended December 31, 2023 and 2022. The increased amortization expense increased the basic and diluted loss per share by $0.71 and $0.27, net of tax, for the years ended December 31, 2023 and 2022.
    The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2023:

Fiscal Year	Amount
(in thousands)
2024	$30,134
2025	14,445
2026	6,001
2027	431
Total	$51,011
The Company's qualitative assessment in the fourth quarter of 2023 did not indicate that it is more likely than not that the fair value of its goodwill, intangible assets, and other long-lived assets is less than the aggregate carrying amount.

Note 9—Business Combinations
2021 Acquisition—SpotX
On April 30, 2021, the Company completed the SpotX Acquisition, pursuant to a Stock Purchase Agreement, dated as of February 4, 2021 (the "Purchase Agreement"), ("SpotX" and such acquisition the "SpotX Acquisition"), by and between the Company and RTL US Holdings, Inc. ("RTL"). The initial purchase price for the SpotX Acquisition was $560 million in cash ("Cash Consideration") and 14,000,000 shares of the Company's common stock. Per the terms of the Purchase Agreement, at the completion of the Company’s offering of its Convertible Senior Notes, RTL elected to increase the Cash Consideration by an amount equal to 20% of the gross proceeds of the Convertible Senior Notes (which amount was equal to $80 million) and to reduce the number of shares of common stock it would otherwise receive by a number of shares of common stock equal to 20% of the gross proceeds of the proposed offering of notes ($80 million) divided by the closing price of a share of the Company's common stock on the trading day immediately prior to the date of pricing of the proposed offering of notes ($49.21). As a result of this election, the adjusted purchase price was $1.1 billion, prior to customary working capital adjustments and other adjustments, consisting of $640.0 million in cash plus 12,374,315 shares of common stock (based on the fair value of the Company's common stock on April 30, 2021). The Cash Consideration is subject to customary working capital and other adjustments. The working capital was approximately $65.2 million, including cash balances acquired and other working capital adjustments, resulting in a total purchase price of $1.2 billion. The Company financed the Cash Consideration through borrowings under the Term Loan B Facility and the Convertible Senior Notes (Note 17).
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
2021 Acquisition—SpringServe
On July 1, 2021, the Company, through its wholly-owned subsidiary, SpotX, completed the acquisition of SpringServe, LLC ("SpringServe" and such acquisition the "SpringServe Acquisition"). As a result of the SpringServe Acquisition, SpringServe became a wholly-owned subsidiary of SpotX, and a wholly-owned indirect subsidiary of the Company.
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

Year Ended
December 31, 2021
(in thousands)
Pro Forma Revenue	$540,466
Pro Forma Net Loss	$(86,621)
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

Note 10—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Accounts payable—seller	$1,333,242	$1,057,556
Accounts payable—trade	23,844	19,387
Accrued employee-related payables	15,090	15,065
Accrued holdback - indemnification claims	—	2,313
Total	$1,372,176	$1,094,321

 Note 11—Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, which relate to foreign currency translation, were as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(957)
Other comprehensive loss	(419)
Balance at December 31, 2021	(1,376)
Other comprehensive loss	(1,775)
Balance at December 31, 2022	(3,151)
Other comprehensive income	1,075
Balance at December 31, 2023	$(2,076)

Note 12—Stock-Based Compensation
    In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. Prior to the IPO, the Company granted equity awards under its 2007 Stock Incentive Plan, which governs equity awards made to employees and contractors prior to the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisitions of Chango Inc. ("Chango"), iSocket, Inc. ("iSocket"), and nToggle, Inc. ("nToggle") it assumed the existing employee equity award plans, the 2009 Chango Stock Option Plan (the "Chango Plan"), the iSocket 2009 Equity Incentive Plan (the "iSocket Plan"), and the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"). In connection with the merger with Telaria, the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"); the 2008 Stock Plan, as amended (the "2008 Stock Plan"); and the ScanScout, Inc. 2009 Equity Incentive Plan, as amended (the "ScanScout Plan"). No further awards were granted under the iSocket Plan, the Chango Plan, or the nToggle Plan from the date of acquisition and no further awards were granted under the 2007 Stock Incentive Plan since the IPO. Available shares under the nToggle Plan and the Telaria Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of each company, and available shares under the 2007 Stock Incentive Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of the IPO. On January 1, 2023, pursuant to the evergreen provision in the Company's 2014 Equity Incentive Plan, the Company increased the aggregate number of shares of common stock that may be issued pursuant to stock awards by 6,700,286 shares. On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan"), which, among other things, increased the aggregate maximum number of shares of common stock that may be issued pursuant to stock awards by 8,056,129 shares, removed the prior evergreen provision, and extended the plan through April 2033. All compensatory equity awards outstanding at December 31, 2023 were issued pursuant to the Amended and Restated 2014 Equity Incentive Plan, the 2014 Equity Incentive Plan, the nToggle Plan, the Telaria Plan, the Inducement Plan, or the Company's 2007 Stock Incentive Plan.

    The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units that vest based on continuous service ("RSUs"), and restricted stock units that include performance criteria (“performance stock units” or "PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. The restricted stock units granted in 2023, 2022, and 2021, included 0, 0.7 million, and 0.4 million, respectively, awards that vest 50% on each of the first and second anniversaries of the grant date. In addition, each Director of the Company's Board of Directors receives an annual grant which vests at the earlier of the one year anniversary of the grant date and the following annual shareholder meeting in addition to an initial equity awards in the first year of their election into the Board of Directors. Options, RSAs, and RSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. As of December 31, 2023, an aggregate of 23,180,894 shares remained available for future grants.

Stock Options
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2022	4,672	$8.71
Granted	130	$10.59
Exercised	(395)	$5.49
Expired	(145)	$21.02
Outstanding at December 31, 2023	4,262	$8.65	5.3 years	$13,806
Exercisable at December 31, 2023	3,649	$7.53	4.9 years	$13,534
The total intrinsic value of options exercised during the year ended December 31, 2023 was $2.2 million. At December 31, 2023, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.6 million, which is expected to be recognized over a weighted-average period of 2.0 years. Total fair value of options vested during the year ended December 31, 2023 was $4.7 million.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the year ended December 31, 2023 was $7.27 per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	3.99%	1.63%	0.88%
Expected volatility	84%	79%	79%
Dividend yield	—%	—%	—%

Restricted Stock Units
A summary of restricted stock unit activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2022	10,000	$15.06
Granted	7,560	$10.67
Canceled	(1,471)	$13.48
Vested and released	(4,639)	$14.42
Restricted stock units outstanding at December 31, 2023	11,450	$12.63
Restricted stock units outstanding and unvested at December 31, 2023	11,450	$12.63
The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2023 was $10.67. The intrinsic value of restricted stock units that vested during the year ended December 31, 2023 was $50.7 million. At December 31, 2023, the intrinsic value of unvested restricted stock units was $107.0 million. At December 31, 2023, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $120.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance Stock Units
The Company has granted PSUs to select executive employees that vest based on share price metrics tied to total shareholder return relative to a peer group over a three-year period. These PSUs are also subject to a time-based service component. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Between 0% and 150% of the performance stock units will vest at the end of the performance period, which is generally on the third anniversary of the PSU grant date.
The Company has additionally granted 379,635 PSUs to the Company's CEO in August 2021, (the "August 2021 PSUs"), which are subject to both time-based and performance-based vesting conditions. The PSUs consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00, respectively, over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
A summary of PSU activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2022	639	$19.02
Granted	474	$13.32
Vested and released	(138)	$6.15
Forfeited	(8)	$6.15
Outstanding at December 31, 2023	967	$18.17

The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Performance period (in years)	3.0	3.0	4.9
Risk-free interest rate	4.19%	1.39%	0.81%
Expected volatility of Magnite	94%	84%	79%
Expected volatility of selected peer companies*	64%	63%	61%
Expected correlation coefficients of Magnite*	0.62	0.56	0.54
Expected correlation coefficients of selected peer companies*	0.54	0.52	0.54
Dividend yield	—%	—%	—%
*For the year ended December 31, 2021, weighted-average input assumptions exclude the August 2021 PSUs as these were not assumptions used in the Monte-Carlo simulation model for this grant.
The intrinsic value of PSUs that vested during the year ended December 31, 2023 was $1.2 million. At December 31, 2023, the intrinsic value of unvested performance stock units based on expected achievement levels was $2.5 million. As of December 31, 2023, the Company had unrecognized stock-based compensation expense relating to outstanding PSUs of approximately $8.1 million, which will be recognized over a weighted-average period of 2.1 years.
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
    On January 1, 2023, pursuant to the evergreen provision in the Company's 2014 Employee Stock Purchase Plan, the Company increased the aggregate number of shares of common stock that may be issued pursuant to the Company's 2014 Employee Stock Purchase Plan by 1,340,057 shares. On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan"), which, among other things, removed the evergreen provision and extended the plan through June 2033. As of December 31, 2023, the Company has reserved 4,730,838 shares of its common stock for issuance under the Company's Amended and Restated 2014 Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Cost of revenue	$1,809	$1,666	$792
Sales and marketing	27,263	21,558	15,718
Technology and development	20,542	19,961	11,857
General and administrative	22,860	18,929	11,297
Merger, acquisition, and restructuring costs	143	2,004	1,071
Total stock-based compensation expense	$72,617	$64,118	$40,735

For the year ended December 31, 2023, the Company recognized $5.5 million of income tax expense on stock-based compensation expense related to 2023, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2023, income tax benefit realized related to awards vested or exercised during 2023 was $12.5 million. For the year ended December 31, 2022, the Company recognized $6.4 million of income tax expense on stock-based compensation expense related to 2022, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2022, income tax benefit realized related to awards vested or exercised during 2022 and years prior was $9.6 million. For the year ended December 31, 2021, the Company recognized $151.6 million of income tax benefit on stock-based compensation expense related to 2021 and years prior, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2021, income tax benefit realized related to awards vested or exercised during 2021 and years prior was $40.5 million.

Note 13—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the SpotX Acquisition, the SpringServe Acquisition, and restructuring activities. During the year ended December 31, 2023, these activities included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the SpotX Acquisition, including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize.
The following table summarizes merger, acquisition, and restructuring cost activity:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Personnel related (severance and one-time termination benefit costs)	$3,218	$1,227	$6,184
Loss contracts (facility related)	2,190	—	2,500
Exit costs	1,408	—	—
Impairment of property and equipment, net (Note 6)	506	—	—
Non-cash stock-based compensation (double trigger acceleration and severance)	143	2,004	1,071
Impairment costs of abandoned technology (Note 8)	—	3,320	—
Professional services (investment banking advisory, legal and other professional services)	—	917	28,422
Total merger, acquisition, and restructuring costs	$7,465	$7,468	$38,177
Accrued restructuring costs related to mergers, acquisition, and restructuring activities were primarily related to the SpotX Acquisition and the SpringServe Acquisition. Accrued restructuring costs associated with personnel costs are included in accounts payable and accrued expenses and accruals related to assumed loss contracts are included in other current liabilities and other liabilities, non-current on the Company's consolidated balance sheets.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Accrued merger, acquisition, and restructuring costs at beginning of period	$1,222	$2,742	$2,935
Personnel related and non-cash stock-based compensation	3,361	3,231	7,255
Loss contracts (facility related)	2,190	—	2,500
Exit costs	1,408	—	—
Impairment of property and equipment, net	506	—	—
Impairment costs of abandoned technology	—	3,320	—
Cash paid for restructuring costs	(4,521)	(2,747)	(6,377)
Non-cash loss contracts (lease related)	(2,190)	—	(2,500)
Non-cash impairments	(506)	(3,320)	—
Non-cash stock-based compensation	(143)	(2,004)	(1,071)
Accrued merger, acquisition, and restructuring costs at end of period	$1,327	$1,222	$2,742

Note 14—Income Taxes
    The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Domestic	$(165,311)	$(145,480)	$(105,168)
International	7,764	9,883	10,180
Loss before income taxes	$(157,547)	$(135,597)	$(94,988)
    The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Current:
Federal	$218	$(186)	$128
State	1,994	1,056	1,515
Foreign	1,707	2,735	2,275
Total current provision	3,919	3,605	3,918
Deferred:
Federal	763	(2,039)	(89,404)
State	(5,317)	(6,324)	(8,296)
Foreign	2,272	(516)	(1,271)
Total deferred benefit	(2,282)	(8,879)	(98,971)
Total provision (benefit) for income taxes	$1,637	$(5,274)	$(95,053)

    The Company recorded an income tax expense of $1.6 million for the year ended December 31, 2023 compared to an income tax benefit of $5.3 million and $95.1 million for the years ended December 31, 2022 and 2021, respectively. The income tax expense for the year ended December 31, 2023 was primarily the result of the domestic valuation allowance on the Company's deferred tax assets and the federal, state, and foreign income tax liabilities. The income tax benefit for the year ended December 31, 2022 was primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the income tax liability associated with foreign subsidiaries. The net deferred tax liabilities recorded in connection with the prior year’s acquisitions and current taxable income for the year provided sources of taxable income to support the realization of pre-existing deferred tax assets. The income tax benefit for the year ended December 31, 2021 was primarily the result of realizing the benefit of deferred tax assets previously subject to the domestic valuation allowance as a result of the deferred tax liabilities associated with acquisitions that occurred during the year and the income tax liability associated with foreign subsidiaries.

    Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7%	3.1%	5.6%
Foreign loss at other than U.S. rates	(0.3)%	(0.1)%	(0.5)%
Stock-based compensation expense	(2.4)%	(2.4)%	31.7%
Meals and entertainment	(0.3)%	(0.1)%	(0.1)%
Other permanent items	(0.2)%	(0.7)%	(1.6)%
Change in valuation allowance	(17.8)%	(15.5)%	58.0%
Sec 162(m) officers' compensation	(3.3)%	(4.1)%	(14.2)%
Provision to return adjustments	0.2%	0.3%	0.2%
Research and development tax credits	0.4%	2.5%	—%
Foreign withholding taxes	—%	(0.1)%	—%
Effective income tax rate	(1.0)%	3.9%	100.1%
    Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred Tax Assets:
Allowance for doubtful accounts	$5,959	$—
Accrued liabilities	1,133	1,308
Lease liabilities	12,623	15,679
Stock-based compensation	3,803	4,830
Net operating loss carryovers	91,716	111,587
Tax credit carryovers	10,005	9,131
Other	2,384	2,460
Total deferred tax assets	127,623	144,995
Less valuation allowance	(107,017)	(76,772)
Deferred tax assets, net of valuation allowance	20,606	68,223
Deferred Tax Liabilities:
Fixed assets	(4,380)	(2,132)
Intangible assets	(6,185)	(56,022)
Right of use lease asset	(10,356)	(12,763)
Total deferred tax liabilities	(20,921)	(70,917)
Net deferred tax liabilities	$(315)	$(2,694)

    As of December 31, 2023, the net deferred tax liabilities of $0.3 million is presented in the Company's consolidated balance sheets as deferred tax liabilities, net of $0.7 million and other assets, non-current of $0.4 million. As of December 31, 2022, the net deferred tax liabilities of $2.7 million is presented in the Company's consolidated balance sheets as deferred tax liabilities, net of $5.1 million and other assets, non-current of $2.4 million. The valuation allowance was increased by $30.2 million for the year ended December 31, 2023, and increased by $20.7 million, and reduced by $53.9 million for the years ended December 31, 2022 and 2021, respectively.
    At December 31, 2023, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $324.1 million, which will begin to expire in 2027. At December 31, 2023, the Company had state NOLs of approximately $227.9 million, which will begin to expire in 2025. At December 31, 2023, the Company had foreign NOLs of approximately $23.3 million, which will begin to expire in 2026. At December 31, 2023, the Company had acquired federal research and development tax credit carryforwards of approximately $4.4 million which will begin to expire in 2028, and state research and development tax credits of approximately $10.5 million, the majority of which carry forward indefinitely.
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
In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures that could impact the Company's tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures globally.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the merger with Telaria. As a result, the use of the Company’s total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact its ability to utilize substantially all of its NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects its federal research and development carryforward tax credits will not be recovered prior to expiration.
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
    At December 31, 2023, unremitted earnings of the subsidiaries outside of the United States were approximately $30.8 million. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
    The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2021	$3,715
Increases related to current year tax positions	398
Decreases related to prior year tax positions	(634)
Increases related to prior year tax positions	772
Balance as of December 31, 2022	4,251
Increases related to current year tax positions	230
Decreases related to prior year tax positions	(98)
Increases related to prior year tax positions	60
Balance as of December 31, 2023	$4,443
    Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2023, 2022, and 2021 were not material.

    Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For the Netherlands, India, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2021 and forward are open, for Singapore only 2019 and forward are open for examination, for New Zealand, Australia, Brazil, and Germany 2019 and forward are open for examination, for Canada, Italy, and Malaysia 2018 and forward are open for examination, and for Japan 2017 and forward remain open for examination.
    The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 15—Leases
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s leases generally range from 1.0 year to 10.0 years. The weighted average remaining lease term of leases included in lease liabilities is 5.2 years and 5.6 years as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, a weighted average discount rate of 6.19% and 6.11%, respectively, were applied to the remaining lease payments to calculate the lease liabilities included within the consolidated balance sheets.
Operating lease expense associated with leases included in the lease liability and right of use ("ROU") asset on the consolidated balance sheets were $24.5 million, $23.3 million and $20.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. For lease expenses not included in the Company's ROU asset and lease liability balances, the Company recognized short term lease expense of $0.5 million, $1.2 million and $1.2 million and variable lease expense of $3.8 million, $3.1 million, and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of December 31, 2023 (in thousands):

Fiscal Year
2024	$23,890
2025	15,367
2026	12,282
2027	7,697
2028	7,841
Thereafter	14,366
Total lease payments (undiscounted)	81,443
Less: imputed interest	(11,376)
Lease liabilities—total (discounted)	$70,067
    The Company also received rental income of $5.3 million, $5.2 million, and $4.4 million for real estate leases for which it subleased the property to a third party during the years ended December 31, 2023, 2022, and 2021, respectively. Rental income is included in other income in the consolidated statements of operations.

Note 16—Commitments and Contingencies
Commitments
    The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 15).
As of December 31, 2023 and 2022, the Company had $5.3 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.

In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of December 31, 2023, the Company's outstanding non-cancelable contractual obligations with a remaining term of one year or longer consist of the following (in thousands):

Fiscal Year
2024	$62,038
2025	23,963
2026	241
2027	241
2028	241
Total	$86,724
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2023. However, based on management’s knowledge as of December 31, 2023, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
    Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 17—Debt
Long term debt as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Convertible Senior Notes	$205,067	$400,000
Less: Unamortized debt issuance cost	(2,598)	(7,355)
Net	202,469	392,645
Term Loan B Facility	351,000	354,600
Less: Unamortized discount and debt issuance cost	(16,883)	(20,888)
Net	334,117	333,712
Less: Current portion	(3,600)	(3,600)
Total non-current debt	$532,986	$722,757
Maturities of the principal amount of the Company's long-term debt as of December 31, 2023 are as follows (in thousands):

Fiscal Year
2024	$3,600
2025	3,600
2026	208,667
2027	3,600
2028	336,600
Total	$556,067
Amortization of the debt issuance cost and the discount associated with the Company's indebtedness totaled $5.8 million, $6.3 million, and $4.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. In addition, amortization of deferred financing costs was $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Deferred financing costs are included in prepaid expenses and other current assets and other assets, non-current assets.

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
The Convertible Senior Notes are senior, unsecured obligations and are (i) equal in right of payment with the existing and future senior, unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including amounts outstanding under the Credit Agreement (see section below); and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries that do not guarantee the Convertible Senior Notes.
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
The Company may not redeem the Convertible Senior Notes at their option at any time before March 20, 2024. Subject to the terms of the indenture agreement, the Company has the right, at its election, to redeem all, or any portion (subject to the partial redemption limitation) in an authorized denomination, of the Convertible Senior Notes, at any time, and from time to time, on a redemption date on or after March 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, for cash, but only if the "last reported sale price," as defined under the Offering Memorandum, per share of common stock exceeds 130% of the “conversion price” on (i) each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any note for redemption will constitute a "make-whole fundamental change" (as defined below) with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. If the Company elects to redeem less than all of the outstanding notes, then the redemption will not constitute a make-whole fundamental change with respect to the notes not called for redemption, and holders of the notes not called for redemption will not be entitled to an increased conversion rate for such notes as described above on account of the redemption, except to the limited extent described further below. No sinking fund is provided for the Convertible Senior Notes, which means that the Company is not required to redeem or retire the Convertible Senior Notes periodically.
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
During the year ended December 31, 2023, the Company repurchased part of its Convertible Senior Notes in the open market with cash on hand for $165.5 million. The Company recognized a gain on extinguishment of debt of $26.5 million related to the repurchase of $194.9 million of principal balance of Convertible Senior Notes and $2.9 million of unamortized debt issuance costs associated with the extinguished debt during the year ended December 31, 2023. The gain on extinguishment is included in other (income) expense in the Company's consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands, except interest rates)
Contractual interest expense	$797	$1,000	$786
Amortization of debt issuance costs	1,823	2,288	1,798
Total interest expense	$2,620	$3,288	$2,584
Effective interest rate	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior notes for fiscal years 2024 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
2024	$1,173
2025	1,173
2026	252
Total	$2,598

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

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, (1) for the Term Loan B Facility, at the Company’s election, the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 5.00% per annum, or ABR (as defined in the Credit Agreement) plus a margin of 4.00%, and (2) for the Revolving Credit Facility, at the Company’s election, the Eurodollar Rate plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio. In June 2023, the Company amended its Credit Agreement to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the amendment to the Credit Agreement, which is based on the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2023, the contractual interest rate related to the Term Loan B Facility was 10.56%.
The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains a financial covenant, tested on the last day of any fiscal quarter if utilization of the Revolving Credit Facility exceeds 35% of the total revolving commitments, that requires the Company to maintain a first lien net leverage ratio not greater than 3.25 to 1.00. As of December 31, 2023, the Company was in compliance with its debt covenants.
The Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Credit Agreement. The Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the Term Loan B Facility based on an annual calculation of cumulative free cash flow ("Excess Cash Flow") generated by the Company as defined within the terms of the Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended December 31, 2023. In addition, the Term Loan B Facility will mature in the event that any portion of the Convertible Senior Notes remains outstanding 91 days prior to the maturity date of the Convertible Senior Notes.
On June 28, 2021, the Company entered into an Incremental Assumption Agreement (the "Incremental Agreement") to the Credit Agreement. Pursuant to the terms of the Incremental Agreement, the Company’s existing revolving credit facility under the Credit Agreement was increased by $12.5 million (the "Incremental Revolver"), and the letter of credit sublimit under the Credit Agreement was increased by $5.0 million. The Incremental Revolver bears the same interest rate as the existing revolving credit facility and has the same maturity date as the existing revolving credit facility. No other terms of the Credit Agreement were amended. As a result, amounts available under the Revolving Credit Facility were $65.0 million. At December 31, 2023, amounts available under the Revolving Credit Facility were $59.7 million, net of letters of credit outstanding in the amount of $5.3 million.
The following table summarizes the amount outstanding under the Term Loan B Facility as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Term Loan B Facility	$351,000	$354,600
Unamortized debt discounts	(6,594)	(8,158)
Unamortized debt issuance costs	(10,289)	(12,730)
Debt, net of debt discounts and issuance costs	$334,117	$333,712
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
The following table sets forth interest expense related to the Term Loan B Facility for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands, except interest rates)
Contractual interest expense	$36,261	$24,322	$14,074
Amortization of debt discount	1,564	1,580	1,062
Amortization of debt issuance costs	2,441	2,466	1,657
Total interest expense	$40,266	$28,368	$16,793
Effective interest rate	11.40%	7.95%	7.00%

Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2024 through 2028 is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
2024	$1,548	$2,416
2025	1,532	2,391
2026	1,516	2,366
2027	1,500	2,341
2028	498	775
Total	$6,594	$10,289

Note 18—Stockholders' Equity
In December 2021, the Board of Directors approved a repurchase program (the "2021 Repurchase Plan"), under which the Company was authorized to purchase up to $50.0 million of its common stock over the twelve month period commencing December 10, 2021. In November 2022, the Board of Directors approved an extension of the 2021 Repurchase Plan through December 15, 2023. Under the 2021 Repurchase Plan, 1,592,257 shares were purchased in open market purchases through December 31, 2023 for a total of approximately $21.7 million at an average of $13.61 per share. In February 2023, the Board of Directors approved a repurchase plan (the “February 2023 Repurchase Plan”), pursuant to which the Company was authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $75.0 million, through February 16, 2025. The repurchase program allowed the Company to repurchase its common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The February 2023 Repurchase Plan was completed during the second quarter of 2023. On August 4, 2023, the Board of Directors approved a new repurchase plan (the "August 2023 Repurchase Plan"), pursuant to which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $100.0 million, through August 4, 2025. As of December 31, 2023, $9.5 million remains available under the August 2023 Repurchase Plan. For accounting purposes, common stock repurchases under the Company's repurchase programs are recorded based upon the purchase date of the applicable trade. Repurchased shares are accounted for as treasury stock in the consolidated balance sheets and have all been subsequently retired.

Note 19—Related Party Transactions
During the years ended December 31, 2023, 2022, and 2021, the Company did not have material transactions with its related parties or affiliates of its related parties requiring disclosure pursuant to the applicable rules of the Financial Accounting Standards Boards or the U.S. Securities and Exchange Commission.

Note 20—Subsequent Events
On January 1, 2024, the Company granted 6,352,327 restricted stock units, 129,870 stock options, and 486,431 performance stock units to the Company's employees. The RSUs granted will vest over four years from issuance with approximately 25% after one year, and the remainder vesting quarterly thereafter. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The PSUs will vest on the three-year anniversary of the grant date based on certain stock price performance metrics to be measured on each anniversary date. The award is eligible to vest as to 0% to 150% of the target number of PSUs.
On February 1, 2024, the Company’s Board of Directors approved a repurchase program (the "February 2024 Repurchase Plan"), under which the Company is authorized to purchase up to $125.0 million of its common stock or Convertible Senior Notes through February 1, 2026. The February 2024 Repurchase Plan allows the Company to repurchase its common stock or Convertible Senior Notes using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The February 2024 Repurchase Plan does not obligate us to repurchase any particular amount of common stock or Convertible Senior Notes and may be suspended, modified or discontinued at any time at the Company's discretion.
On February 6, 2024, the Company entered into a $540.0 million senior secured credit agreement (the "New Credit Agreement"). The New Credit Agreement includes a $365.0 million senior secured term loan facility that matures in February 2031, as well as a $175.0 million senior secured revolving credit facility that matures in February 2029. Proceeds from the New Credit Agreement were used to fully refinance the Company’s existing senior secured Term Loan B Facility and Revolving Credit Facility, and to pay fees and expenses associated with the transaction. The new senior secured term loan facility bears interest at Term SOFR

+ 4.50% and was issued with a 99.0% original issue price. Loans under the new secured revolving credit facility will bear interest at Term SOFR plus a margin ranging from 3.50% - 4.00%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
    Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
    Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Magnite, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
February 28, 2024

Item 9B. Other Information
Trading Plans
In the fourth quarter of 2023, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Sean Buckley	Chief Revenue Officer	Adopted November 24, 2023	March 4, 2024 - November 24, 2025	Sell up to 222,015*, subject to certain conditions	Yes
Adam Soroca	Chief Product Officer	Adopted December 14, 2023	March 14, 2024 - September 13, 2024	Sell up to 108,026*, subject to certain conditions	Yes
David Day	Chief Financial Officer	Adopted December 14, 2023	March 18, 2024 - December 6, 2024	Sell up to 80,478, subject to certain conditions	Yes
Brian Gephart	Chief Accounting Officer	Adopted December 15, 2023	March 15, 2024 - December 13, 2024	Sell up to 47,020*, subject to certain conditions	Yes
*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (net shares that will actually be sold under the plan are net of tax withholding).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, or the 2024 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Delinquent Section 16(a) Reports," (if applicable) and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2024 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2024 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the 2024 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    The information required by Item 14 will be included in the 2024 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

10.7+*	Form of Performance Stock Unit Grant Notice and Award Agreement for Employees under the Magnite, Inc. 2014 Equity Incentive Plan.
10.8+
The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.9+	Telaria, Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrants’ Registration Statement on Form S-8, dated April 9, 2020)
10.10+	Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023).
10.11+*	Form of Stock Option Grant Notice and Award Agreement for Employees under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan.
10.12+*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Employees under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan.
10.13+*	Form of Performance Stock Unit Grant Notice and Award Agreement for Employees under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan.
10.14+*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Non-Employee Directors under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan.
10.15+
Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023)

10.16+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.17+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to the Registrants Form 10-K filed with the Commission on February 27, 2020).

10.18+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.19+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.20+
Executive Severance and Vesting Acceleration Agreement between the Registrant and Aaron Saltz, dated April 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2020).

10.21
Office Lease between BRE HH Property Owner LLC and Magnite, Inc., dated November 20, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

10.22
Sublease between Zillow Group, Inc. and Magnite, Inc., dated September 21, 2021(incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 23, 2022).

10.23	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).
10.24
Credit Agreement, dated as of April 30, 2021, by and among Magnite, Inc., Goldman Sachs Bank USA, as administrative and collateral agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.25
Registration Rights Agreement, dated as of April 30, 2021, by and between Magnite, Inc. and RTL US Holding, Inc (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.26
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

10.27
Amendment No. 2, dated as of June 14, 2023, to the Credit Agreement dated as of April 30, 2021, among Magnite, Inc. and Goldman Sachs Bank USA, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023)

10.28*
Credit Agreement, dated as of February 6, 2024, by and among Magnite, Inc., Morgan Stanley Senior Funding, Inc. as term loan administrative agent and Citibank, N.A. as revolving facility administrative agent and collateral agent, and other lender parties thereto.

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

97*	Magnite, Inc. Compensation Recoupment (Clawback) Policy.
101.ins *	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Date February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
David Day
/s/ Brian Gephart	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Brian Gephart
/s/ Paul Caine	Director	February 28, 2024
Paul Caine
/s/ Robert J. Frankenberg	Director	February 28, 2024
Robert J. Frankenberg
/s/ Sarah P. Harden	Director	February 28, 2024
Sarah P. Harden
/s/ Doug Knopper	Director	February 28, 2024
Doug Knopper
/s/ Rachel Lam	Director	February 28, 2024
Rachel Lam
/s/ David Pearson	Director	February 28, 2024
David Pearson
/s/ James Rossman	Director	February 28, 2024
James Rossman
/s/ Robert F. Spillane	Director	February 28, 2024
Robert F. Spillane
/s/ Diane Yu	Director	February 28, 2024
Diane Yu