Form 10-Q
period 2024-03-31
MAGNITE, INC.
filed 2024-05-08
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common Stock, $0.00001 par value	140,023,657

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$252,834	$326,219
Accounts receivable, net	999,848	1,176,276
Prepaid expenses and other current assets	20,772	20,508
TOTAL CURRENT ASSETS	1,273,454	1,523,003
Property and equipment, net	55,533	47,371
Right-of-use lease asset	64,001	60,549
Internal use software development costs, net	23,117	21,926
Intangible assets, net	43,422	51,011
Goodwill	978,217	978,217
Other assets, non-current	16,325	6,729
TOTAL ASSETS	$2,454,069	$2,688,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,123,407	$1,372,176
Lease liabilities, current	19,905	20,402
Debt, current	3,650	3,600
Other current liabilities	7,729	5,957
TOTAL CURRENT LIABILITIES	1,154,691	1,402,135
Debt, non-current, net of debt discount and debt issuance costs	549,077	532,986
Lease liabilities, non-current	53,059	49,665
Deferred tax liability, net	288	680
Other liabilities, non-current	1,577	1,657
TOTAL LIABILITIES	1,758,692	1,987,123
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2024 and December 31, 2023; 140,024 and 138,577 shares issued and outstanding at March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	1,400,181	1,387,715
Accumulated other comprehensive loss	(3,091)	(2,076)
Accumulated deficit	(701,715)	(683,958)
TOTAL STOCKHOLDERS' EQUITY	695,377	701,683
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,454,069	$2,688,806

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$149,319	$130,150
Expenses:
Cost of revenue	65,902	124,828
Sales and marketing	43,689	53,049
Technology and development	26,891	24,215
General and administrative	26,665	21,088
Merger, acquisition, and restructuring costs	—	7,465
Total expenses	163,147	230,645
Loss from operations	(13,828)	(100,495)
Other (income) expense:
Interest expense, net	7,958	8,175
Foreign exchange (gain) loss, net	(2,315)	233
(Gain) loss on extinguishment of debt	7,387	(8,549)
Other income	(1,292)	(1,313)
Total other (income) expense, net	11,738	(1,454)
Loss before income taxes	(25,566)	(99,041)
Benefit for income taxes	(7,809)	(309)
Net loss	$(17,757)	$(98,732)
Net loss per share:
Basic and diluted	$(0.13)	$(0.73)
Weighted average shares used to compute net loss per share:
Basic and diluted	139,297	134,667

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(17,757)	$(98,732)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,015)	367
Other comprehensive income (loss)	(1,015)	367
Comprehensive loss	$(18,772)	$(98,365)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	$791,298
Exercise of common stock options	303	—	1,486	—	—	1,486
Issuance of common stock related to RSU vesting	1,829	—	—	—	—	—
Shares withheld related to net share settlement	(700)	—	(9,046)	—	—	(9,046)
Stock-based compensation	—	—	19,856	—	—	19,856
Other comprehensive income	—	—	—	367	—	367
Net loss	—	—	—	—	(98,732)	(98,732)
Balance at March 31, 2023	135,438	$2	$1,331,517	$(2,784)	$(623,506)	$705,229

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	$701,683
Issuance of common stock related to RSU vesting	2,363	—	—	—	—	—
Shares withheld related to net share settlement	(916)	—	(8,941)	—	—	(8,941)
Stock-based compensation	—	—	21,407	—	—	21,407
Other comprehensive loss	—	—	—	(1,015)	—	(1,015)
Net loss	—	—	—	—	(17,757)	(17,757)
Balance at March 31, 2024	140,024	$2	$1,400,181	$(3,091)	$(701,715)	$695,377

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES:
Net loss	$(17,757)	$(98,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,567	95,795
Stock-based compensation	20,831	19,287
(Gain) loss on extinguishment of debt	7,387	(8,549)
Gain on disposal of property and equipment	(10)	(26)
Provision for doubtful accounts	134	67
Amortization of debt discount and issuance costs	1,152	1,669
Non-cash lease expense	(546)	34
Deferred income taxes	(7,770)	(404)
Unrealized foreign currency gain, net	(3,910)	(1,463)
Other items, net	—	2,696
Changes in operating assets and liabilities:
Accounts receivable	175,313	100,142
Prepaid expenses and other assets	(812)	(2,063)
Accounts payable and accrued expenses	(249,742)	(141,068)
Other liabilities	1,752	1,722
Net cash used in operating activities	(60,411)	(30,893)
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,873)	(4,404)
Capitalized internal use software development costs	(3,379)	(3,063)
Net cash used in investing activities	(9,252)	(7,467)
FINANCING ACTIVITIES:
Proceeds from issuance of 2024 Term Loan B Facility, net of debt discount	361,350	—
Repayment of 2021 Term Loan B Facility	(351,000)	—
Payment for debt issuance costs	(4,510)	—
Repayment of debt	—	(900)
Repurchase of Convertible Senior Notes	—	(40,828)
Proceeds from exercise of stock options	—	1,486
Repayment of financing lease	—	(208)
Taxes paid related to net share settlement	(8,941)	(9,046)
Payment of indemnification claims holdback	—	(2,313)
Net cash used in financing activities	(3,101)	(51,809)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(621)	265
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(73,385)	(89,904)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,219	326,502
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$252,834	$236,598

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$252,834	$236,550
Restricted cash included in prepaid expenses and other current assets	—	48
Total cash, cash equivalents and restricted cash	$252,834	$236,598

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$729	$1,547
Cash paid for interest	$7,182	$8,987
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$7,272	$3,320
Capitalized stock-based compensation	$576	$569
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,255	$271

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
The Company’s platform features applications and services for sellers of digital advertising inventory, or publishers, that own or operate websites, applications, connected television ("CTV") channels, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading sellers and buyers of digital advertising inventory.
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2024, or for any future year.
The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in its 2023 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in its Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
In connection with the Company's periodic review of the estimated useful lives of its property and equipment, the Company extended the estimated useful lives of its network hardware assets from three years to five years effective January 1, 2024. The change in estimated useful lives were due to actual and expected longer refresh cycles for these assets. Based on the carrying value of network hardware assets as of December 31, 2023 and those placed in service during the three months ended March 31, 2024, the effect of this change in estimate was a decrease in loss from operations of $3.6 million and an increase in net loss of $2.0 million, or $0.01 per basic and diluted share, for the three months ended March 31, 2024. The updated policy reflecting the change in estimated useful lives is below.
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment are as follows:

Years
Computer equipment and network hardware	3 to 5
Furniture, fixtures, and office equipment	5 to 7
Leasehold improvements	Shorter of useful life or life of lease
Repair and maintenance costs are charged to expense as incurred, while renewals and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or loss is reflected in the Company's results of operations.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company is evaluating the impact of adopting this new accounting guidance on its disclosures.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share data)
Basic and Diluted Loss Per Share:
Net loss	$(17,757)	$(98,732)
Weighted-average common shares outstanding used to compute net loss per share	139,297	134,667
Basic and diluted loss per share	$(0.13)	$(0.73)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Unvested restricted stock units	2,558	1,738
Options to purchase common stock	1,572	1,742
Unvested performance stock units	241	135
ESPP shares	65	17
Convertible Senior Notes	3,210	6,026
Total shares excluded from net loss per share	7,646	9,658

For the three months ended March 31, 2024 and 2023, the Company excluded outstanding performance stock units from the calculation of diluted net loss per share because they were anti-dilutive. As of March 31, 2024, the performance stock units granted during 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 80%, 93%, and 150%, respectively. As of March 31, 2023, the performance stock units granted in 2020, 2021, 2022, and 2023 had expected achievement levels of 94%, 0%,

54%, and 29%, respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three months ended March 31, 2024 and 2023, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted loss per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of March 31, 2024 and 2023, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes is approximately 3,210,098 and 5,474,952, respectively.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
	(in thousands, except percentages)
Revenue:
Net basis	$121,092	81%	$107,457	83%
Gross basis	28,227	19	22,693	17
Total	$149,319	100%	$130,150	100%
The following table presents the Company's revenue by channel for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
	(in thousands, except percentages)
Channel:
CTV	$72,592	49%	$59,050	45%
Mobile	53,953	36	48,184	37
Desktop	22,774	15	22,916	18
Total	$149,319	100%	$130,150	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
United States	$113,412	$97,156
International	35,907	32,994
Total	$149,319	$130,150

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

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $2.5 million at March 31, 2024, and $20.4 million at December 31, 2023. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.5 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Allowance for doubtful accounts, beginning balance	$20,363	$1,092
Write-offs	(18,511)	(16)
Increase in provision for expected credit losses	615	586
Allowance for doubtful accounts, ending balance	$2,467	$1,662
During the three months ended March 31, 2024 the Company wrote off $18.5 million of allowance for doubtful accounts, which was primarily attributable to the outstanding accounts receivable from a buyer that had filed for bankruptcy during 2023.
During the three months ended March 31, 2024, the provision for expected credit losses associated with accounts receivable increased by $0.6 million, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in $0.1 million of bad debt expense. During the three months ended March 31, 2023, the provision for expected credit losses associated with accounts receivable increased by $0.6 million, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million, which resulted in $0.1 million of bad debt expense.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$212,417	$212,417	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$281,162	$281,162	$—	$—
At March 31, 2024 and December 31, 2023, cash equivalents of $212.4 million and $281.2 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At March 31, 2024 the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 13), and at December 31, 2023, had debt outstanding under its Convertible Senior Notes and loans under its 2021 Term Loan B Facility (as defined in Note 13) included in its balance sheets, respectively. The estimated fair value of the Company's Convertible Senior Notes was $183.3 million and $174.3 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of March 31, 2024 and December 31, 2023 and is classified as Level 2 in the fair value hierarchy. At March 31, 2024 and December 31, 2023, the estimated fair value of the Company's 2024 Term Loan B Facility and of the Company's 2021 Term Loan B Facility was $365.5 million and $352.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2024 and 2023.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accounts payable—seller	$1,072,080	$1,333,242
Accounts payable—trade	33,472	23,844
Accrued employee-related payables	17,855	15,090
Total	$1,123,407	$1,372,176

Note 6—Property and Equipment
Major classes of property and equipment were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Computer equipment and network hardware	$164,546	$154,821
Furniture, fixtures, and office equipment	4,003	4,031
Leasehold improvements	3,809	3,893
Purchased software	1,124	1,124
Gross property and equipment	173,482	163,869
Accumulated depreciation	(117,949)	(116,498)
Net property and equipment	$55,533	$47,371
Depreciation expense on property and equipment totaled $3.2 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. See Note 1 for information related to the change in estimated useful lives of network hardware assets.
The Company's property and equipment, net by geographical region was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
United States	$39,800	$32,161
International	15,733	15,210
Total	$55,533	$47,371
Note 7—Intangible Assets
The Company’s intangible assets as of March 31, 2024 and December 31, 2023 included the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$109,736
Customer relationships	37,300	37,300
In-process research and development	8,830	8,830
Trademarks	900	900
Non-compete agreements	—	200
Total identifiable intangible assets, gross	156,766	156,966
Accumulated amortization—intangible assets:
Developed technology	(79,976)	(75,321)
Customer relationships	(27,198)	(24,867)
In-process research and development	(5,345)	(4,832)
Trademarks	(825)	(750)
Non-compete agreements	—	(185)
Total accumulated amortization—intangible assets	(113,344)	(105,955)
Total identifiable intangible assets, net	$43,422	$51,011

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $7.6 million and $86.4 million, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2024:

Fiscal Year	Amount
(in thousands)
Remaining 2024	$22,545
2025	14,445
2026	6,001
2027	431
Total	$43,422

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs primarily consists of professional services fees and employee termination costs, including stock-based compensation charges, associated with historical acquisitions and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

Three Months Ended
March 31, 2023
(in thousands)
Personnel related (severance and one-time termination benefit costs)	$3,218
Loss contracts (facilities related)	2,190
Exit costs	1,408
Impairment of property and equipment, net	506
Non-cash stock-based compensation (double-trigger acceleration and severance)	143
Total merger, acquisition, and restructuring costs	$7,465

During the three months ended March 31, 2024, the Company did not incur any merger, acquisition, and restructuring costs. During the three months ended March 31, 2023, the Company incurred merger, acquisition, and restructuring costs of $7.5 million, which included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the 2021 acquisition of SpotX Inc., including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize.

Note 9—Stock-Based Compensation
Stock Options
A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	4,262	$8.65
Granted	130	$9.20
Expired	(7)	$15.30
Outstanding at March 31, 2024	4,385	$8.66	5.3 years	$18,357
Exercisable at March 31, 2024	3,781	$7.70	4.8 years	$18,036
At March 31, 2024, the Company had unrecognized employee stock-based compensation expense relating to nonvested stock options of approximately $5.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total grant date fair value of options vested during the three months ended March 31, 2024 was $1.1 million.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the three months ended March 31, 2024 was $6.34 per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.93%	3.99%
Expected volatility	84%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2023	11,450	$12.63
Granted	6,673	$9.20
Canceled	(216)	$10.30
Vested and released	(2,363)	$11.90
Restricted stock units outstanding and unvested at March 31, 2024	15,544	$11.30
The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2024 was $9.20. The intrinsic value of restricted stock units that vested during the three months ended March 31, 2024 was $23.2 million. At March 31, 2024, the intrinsic value of unvested restricted stock units was $167.1 million. At March 31, 2024, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $161.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance Stock Units
The Company grants performance stock units ("PSU") to select executive employees that vest based on share price metrics tied to total shareholder return relative ("TSR") to a peer group, subject to a time-based service component. Between 0% and 150% of the performance stock units will vest at the end of the performance period, which is generally on the third anniversary of the PSU grant date.
During the three months ended March 31, 2024, the Company granted PSUs with an aggregate target of 486,431 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the

Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2024, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2024.
A summary of PSU activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	967	$18.17
Granted	486	$11.76
Outstanding at March 31, 2024	1,453	$16.03
The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Stock-based compensation expense for PSUs is based on the grant date fair value and the number of shares assuming a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Performance period (in years)	3.0	3.0
Risk-free interest rate	4.05%	4.19%
Expected volatility of Magnite	87%	94%
Expected volatility of selected peer companies	55%	64%
Expected correlation coefficients of Magnite	0.59	0.62
Expected correlation coefficients of selected peer companies	0.47	0.54
Dividend yield	—%	—%
At March 31, 2024, the intrinsic value of unvested performance stock units based on expected achievement levels was $13.3 million. As of March 31, 2024, the Company had unrecognized stock-based compensation expense relating to outstanding PSUs of approximately $12.0 million, which will be recognized over a weighted-average period of 2.2 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cost of revenue	$500	$468
Sales and marketing	8,236	7,405
Technology and development	5,416	5,446
General and administrative	6,679	5,825
Merger, acquisition, and restructuring costs	—	143
Total stock-based compensation expense	$20,831	$19,287
As of March 31, 2024, an aggregate of 16,787,890 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of March 31, 2024, the Company has reserved 4,730,838 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
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

The Company recorded an income tax benefit of $7.8 million for the three months ended March 31, 2024, and an income tax benefit of $0.3 million for the three months ended March 31, 2023. The tax benefit for the three months ended March 31, 2024 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance, Base Erosion and Anti-Abuse Tax (“BEAT”), and the foreign income tax provision. The tax benefit for the three months ended March 31, 2023 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
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
Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For the Netherlands, India, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France, only 2021 and forward are open, for Singapore, only 2019 and forward are open for examination, for Australia, Brazil, Germany, and New Zealand, 2019 and forward are open for examination, for Canada, Italy, and Malaysia, 2018 and forward are open for examination, and for Japan, 2017 and forward remain open for examination.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the merger with Telaria Inc. As a result, the use of the Company's total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact its ability to utilize substantially all of its NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects its federal research and development carryforward tax credits will not be recovered prior to expiration.
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2024 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
Operating lease expense was $5.7 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively, and variable lease expense was $0.9 million during each of the three months ended March 31, 2024 and 2023.
The Company also received rental income of $1.3 million and $1.3 million for real estate leases for which it subleases the property to third parties during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and December 31, 2023, a weighted average discount rate of 6.21% and 6.19%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 5.0 years and 5.2 years as of March 31, 2024 and December 31, 2023, respectively.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of March 31, 2024 (in thousands):

Fiscal Year
Remaining 2024	$18,596
2025	18,265
2026	15,178
2027	10,119
2028	7,839
Thereafter	14,358
Total lease payments (undiscounted)	84,355
Less: imputed interest	(11,391)
Lease liabilities—total (discounted)	$72,964

Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of March 31, 2024 and December 31, 2023, the Company had $5.2 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of March 31, 2024, the Company's outstanding non-cancelable contractual obligations with a remaining term of one year or longer consist of the following (in thousands):

Fiscal Year
Remaining 2024	$44,596
2025	21,990
2026	346
2027	241
2028	241
Total	$67,414

The amounts above include commitments under a cloud-managed services agreement, under which the Company has a non-cancelable minimum spend commitment from July 2024 to June 2025 of $57.6 million. The minimum spend commitment reflected above approximates the manner in which the Company expects to fulfill the obligation.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2024. However, based on management’s knowledge as of March 31, 2024, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.

Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance cost	(2,304)	(2,598)
Net carrying value of Convertible Senior Notes	202,763	202,469
Term Loan B Facility*	365,000	351,000
Less: Unamortized discount and debt issuance cost	(15,036)	(16,883)
Net carrying value of Term Loan B Facility*	349,964	334,117

Balance Sheet Presentation:
Debt, current	3,650	3,600
Debt, non-current, net of debt discount and debt issuance costs	549,077	$532,986
Total debt	$552,727	$536,586
* Term Loan B Facility as of March 31, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
Maturities of the principal amount of the Company's long-term debt as of March 31, 2024 are as follows (in thousands):

Fiscal Year
Remaining 2024	$2,737
2025	3,650
2026	208,717
2027	3,650
2028	3,650
Thereafter	347,663
Total	$570,067
Amortization of debt discount and debt issuance cost is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance cost associated with the Company's indebtedness totaled $1.0 million for the three months ended March 31, 2024 and $1.6 million for the three months ended March 31, 2023. In addition, amortization of deferred financing costs was $0.1 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. Deferred financing costs are included in other assets, non-current assets.

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
The Convertible Senior Notes are senior, unsecured obligations and are (i) equal in right of payment with the existing and future senior, unsecured indebtedness; (ii) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including amounts outstanding under the Loan Agreement or the new Credit Agreement (see section below); and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries that do not guarantee the Convertible Senior Notes.
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
During the three months ended March 31, 2023, the Company repurchased its Convertible Senior Notes in the open market with cash on hand for $40.8 million. The Company recognized a gain on extinguishment of debt of $8.5 million related to the repurchase of $50.3 million of principal balance of Convertible Senior Notes and $0.9 million of unamortized debt issuance costs associated with the extinguished debt during the three months ended March 31, 2023. The gain on extinguishment is included in other (income) expense in the Company's condensed consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the three months ended March 31, 2024 and 2023 (in thousands, except interest rates):

	Three Months Ended
	March 31, 2024	March 31, 2023
Contractual interest expense	$128	$241
Amortization of debt issuance costs	293	551
Total interest expense	$421	$792
Effective interest rate	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2024 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2024	$879
2025	1,173
2026	252
Total	$2,304

2021 and 2024 Credit Agreements
On April 30, 2021, the Company entered into a credit agreement (the "2021 Credit Agreement") with Goldman Sachs Bank USA as administrative agent and collateral agent, and other lender parties thereto. The 2021 Credit Agreement provided for a $360.0 million seven-year senior secured term loan facility ("2021 Term Loan B Facility"), which had a maturity in April 2028, and a $65.0 million senior secured revolving credit facility (as amended in June 2021, the "2021 Revolving Credit Facility"), which had a maturity in December 2025. In June 2023, the Company amended the 2021 Credit Agreement (the "Amended 2021 Credit Agreement") to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the Amended 2021 Credit Agreement, which is based on the secured overnight financing rate (“SOFR”).
Amounts outstanding under the Amended 2021 Credit Agreement accrued interest at a rate equal to either, (1) for the 2021 Term Loan B Facility, at the Company’s election, the Adjusted Term SOFR plus a margin of 5.00% per annum, or ABR (as defined in the Amended 2021 Credit Agreement) plus a margin of 4.00%, and (2) for the 2021 Revolving Credit Facility, at the Company’s election, Adjusted Term SOFR plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio.

On February 6, 2024, the Company entered into a credit agreement (the “2024 Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as the Company term loan administrative agent and Citibank, N.A. as the Company's revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement includes a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility"), whose loans will mature in February 2031 and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which matures in February 2029. The Company primarily used the proceeds from the 2024 Term Loan B Facility to repay in full all outstanding amounts owed under the Company's Amended 2021 Credit Agreement. Accordingly, the Amended 2021 Credit Agreement was terminated and replaced in its entirely. The obligations under the 2024 Credit Agreement are secured by substantially all of the assets of the Company.
Amounts outstanding under the 2024 Credit Agreement accrue interest at a rate equal to either, (1) for the 2024 Term Loan B Facility, at the Company’s election, Term SOFR (as defined in the 2024 Credit Agreement) plus a margin of 4.50% per annum, or ABR (as defined in the 2024 Credit Agreement) plus a margin of 3.50%, and (2) for the 2024 Revolving Credit Facility, at the Company’s election, Term SOFR plus a margin of 3.50% to 4.00%, or ABR plus a margin of 2.50% to 3.00%, in each case, depending on the Company’s First Lien Net Leverage Ratio (as defined in the 2024 Credit Agreement). As of March 31, 2024, the contractual interest rate related to the Term Loan B Facility was 9.79%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of March 31, 2024, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At March 31, 2024, amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended March 31, 2024.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility and 2021 Term Loan B Facility at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
	(in thousands)
Term Loan B Facility*	$365,000	$351,000
Unamortized debt discounts	(7,146)	(6,594)
Unamortized debt issuance costs	(7,890)	(10,289)
Debt, net of debt discount and debt issuance costs	$349,964	$334,117
* Term Loan B Facility as of March 31, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
As part of the debt refinance on February 6, 2024, where lenders under the 2021 Credit Agreement continued to be lenders under the 2024 Credit Agreement, certain of their loans and revolving facility commitments were deemed to have been modified ("Modified Loans" and "Modified Commitments," respectively). The Company continued to defer debt discount costs of $3.7 million and debt issuance costs of $5.7 million from Modified Loans over the term of the new 2024 Term Loan B Facility. The Company continued to defer financing costs as of February 6, 2024 of $0.6 million from Modified Commitments over the term of the new 2024 Revolver Facility.
For lenders of the 2021 Credit Agreement that did not continue to participate in the 2024 Credit Agreement, their pro-rata portion of the unamortized debt discount of $2.8 million, unamortized debt issuance cost of $4.3 million, and unamortized deferred financing costs of $0.3 million were deemed to be extinguished. The resulting loss on extinguishment of debt is included in other (income) expense in the Company's condensed consolidated statement of operations.
The Company paid $7.7 million in third-party fees related to the closing of the 2024 Credit Agreement. Third-party fees attributed to new lenders of $2.4 million were capitalized as part of the debt issuance cost and will be amortized over the term of the

2024 Term Loan B Facility while third-party fees attributed to Modified Loans of $3.1 million were included in general and administrative expenses in the Company's condensed consolidated statement of operations for the three months ended March 31, 2024. In addition, third-party fees of $2.1 million attributed to new revolving lenders and Modified Commitments were capitalized as part of deferred financing costs and will be amortized over the term of the 2024 Revolving Facility. The Company also capitalized additional debt discount costs of $3.7 million associated with the closing of the 2024 Term Loan B Facility, which will be amortized over the term of the 2024 Term Loan B Facility.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility for the three months ended March 31, 2024 and related to the 2021 Term Loan B Facility for the three months ended March 31, 2023 (in thousands, except interest rates):

	Three Months Ended
	March 31, 2024	March 31, 2023
Contractual interest expense	$9,166	$8,436
Amortization of debt discount	314	393
Amortization of debt issuance costs	418	612
Total interest expense	$9,898	$9,441
Effective interest rate	11.03%	10.65%
Amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs for fiscal years 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2024	$807	$891
2025	1,067	1,178
2026	1,056	1,166
2027	1,045	1,154
2028	1,034	1,142
Thereafter	2,137	2,359
Total	$7,146	$7,890

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the Company's guidance or expectations with respect to future financial performance; acquisitions by the Company, or the anticipated benefits thereof; potential synergies from the Company's acquisitions; macroeconomic conditions or concerns related thereto; the growth of ad-supported programmatic connected television ("CTV"); our ability to use and collect data to provide our offerings; scope and duration of client relationships; the fees we may charge in the future; our anticipated financial performance; key strategic objectives; anticipated benefits of new offerings; business mix; sales growth; benefits from supply path optimization; the development of identity solutions; client utilization of our offerings; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Our platform features applications and services for sellers of digital advertising inventory, or publishers, that own and operate CTV channels, applications, websites and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms ("DSPs"), to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. Our clients include many of the world’s leading buyers and sellers of digital advertising inventory. Our platform processes trillions of ad requests per month, allowing buyers access to a global, scaled, independent alternative to "walled gardens," who both own and sell inventory and maintain control on the demand side.
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

Industry and Business Trends, Opportunities and Challenges
Continued Shift Toward Digital Advertising and Automation of Buying and Selling
Consumers are rapidly shifting their viewing habits towards digital mediums and expect to be able to consume content seamlessly across multiple devices, including computers, tablets, smartphones, and CTVs whenever and wherever they want. As digital content consumption continues to proliferate, we believe the percentage of advertising dollars spent through digital channels will continue to grow.
Due to the size and complexity of the digital advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic advertising allows buyers and sellers to transact on an impression-by-impression basis through the use of real-time bidding technology, and allows for the use of advanced data and identity solutions to better target ad campaigns. Programmatic transactions include open auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. These reserve auctions may be “guaranteed,” where a buyer has negotiated a pre-established price and volume with a seller.
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
We have made and plan to continue to make significant investments in technology, sales and support related to our CTV growth initiatives, and believe CTV will be a significant driver of our revenue growth for the foreseeable future. Consistent with this growth objective, in 2023 we introduced our Magnite Streaming platform, which merges leading technology from our legacy Magnite CTV and SpotX CTV platforms. We believe the combination of our Magnite Streaming platform with our ad server, which we acquired in 2021, is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged across their entire video advertising business.
The percentage of our revenue and Contribution ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") attributable to CTV has increased significantly in recent years. Because CTV is largely transacted through reserve auctions, these types of auctions have become a more significant portion of the transactions on our platform. In addition, as newer entrants to programmatic advertising, the largest publishers and broadcasters have tended to transact almost exclusively through reserve auctions and have lower overall take rates. These publishers have continued to increase their focus and investment in programmatic CTV, and in recent periods have grown as a percentage of our CTV business. Accordingly, the increase in share among these publishers on our platform has driven a decrease in our aggregate CTV take rates.
Identity Solutions
A number of participants in the advertising technology ecosystem have taken or are expected to take action to eliminate or restrict the use of third-party cookies and other primary identifiers that have historically been used to deliver targeted advertisements. For instance, Google previously announced plans to fully deprecate third-party cookies by the end of 2024. Recently, Google has announced that this timing will be delayed until at least 2025, but has not provided a specific timeline. While we generally support third-party cookie deprecation in favor of more transparent identity solutions, these efforts could lead to significant uncertainty and instability in the short term as the industry adjusts to a new targeting paradigm, as well as a decrease in CPMs and a shift of advertising spend to large walled gardens that have access to large amounts of first party data.
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
In addition, header bidding has led to a significant increase in the number of ad impressions to be processed and analyzed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed. We continuously work to increase the operational efficiency of our platform, so as to enable buyers and sellers to achieve their campaign and monetization objectives in a cost-effective manner. Our solution is self-improving as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent. We believe these cost savings make our platform more attractive to buyers, which in turn improves revenue opportunities for sellers.
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards increasing demand competition have become more prevalent. We have addressed this, in part, through our ad server, which offers sellers a unified programmatic demand solution for CTV that leverages our existing programmatic SSP capabilities as well as connects with third party programmatic demand sources.
Macroeconomic Developments
Our business has been negatively impacted as a result of macroeconomic challenges, such as inflation, high interest rates, global conflict, capital market disruptions and instability of financial institutions, the risk of a recession, labor strikes, and other macroeconomic factors, which have generally negatively impacted ad budgets, and in turn have led to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to risks associated with macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients, services, or transaction types, we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. In addition, we may receive certain fixed monthly fees for the use of our platform or products. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to certain revenue streams for managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
For the three months ended March 31, 2024 and 2023, our revenue reported on a gross basis was 19% and 17% of total revenue for the respective periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue primarily consists of cloud hosting, data center, and bandwidth costs, ad verification costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, and personnel costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
Sales and Marketing. Our sales and marketing expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, backlog, and non-compete agreements from our business acquisitions, professional services, facilities-related costs, and depreciation expense. Our sales and support organization focuses on increasing the adoption of our solution by existing and new buyers and sellers and supports ongoing client relationships. We amortize acquired intangibles associated with client relationships and backlog from our business acquisitions over their estimated useful lives.
Technology and Development. Our technology and development expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of our solution, third-party software license costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our condensed consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
General and Administrative. Our general and administrative expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs, depreciation expense, bad debt expense, and other corporate-related expenses.

Merger, Acquisition, and Restructuring Costs. Our merger, acquisition, and restructuring costs primarily consists of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
Other (Income) Expense
Interest (Income) Expense, Net. Interest expense primarily consists of interest expense associated with our 2024 Term Loan B Facility (defined below), 2021 Term Loan B Facility (defined below) and Convertible Senior Notes (defined below), and their related amortization of debt issuance costs and debt discount. Interest income primarily consists of interest earned on our cash equivalents.
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists of gains and losses on foreign currency transactions and remeasurement of monetary assets and liabilities on our balance sheet denominated in foreign currencies. Foreign currency monetary assets and liabilities primarily consists of cash and cash equivalents, accounts receivable, accounts payable, and various intercompany balances held between our subsidiaries. Our primary foreign currency exposures are currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar.
(Gain) Loss on Extinguishment of Debt. Gain or loss on extinguishment of debt consists of gains or losses associated with the repurchases of Convertible Senior Notes at a discount or premium and gains or losses associated with the refinancing of our debt facilities, including the extinguishment of unamortized debt discount, debt issuance costs, and deferred financing costs.
Other Income. Other income primarily consists of rental income from commercial office space we hold under lease and have sublet to other tenants.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %
	March 31, 2024	March 31, 2023
	(in thousands)
Revenue	$149,319	$130,150	15%
Expenses (1)(2):
Cost of revenue	65,902	124,828	(47)%
Sales and marketing	43,689	53,049	(18)%
Technology and development	26,891	24,215	11%
General and administrative	26,665	21,088	26%
Merger, acquisition, and restructuring costs	—	7,465	(100)%
Total expenses	163,147	230,645	(29)%
Loss from operations	(13,828)	(100,495)	(86)%
Other (income) expense, net	11,738	(1,454)	NM
Loss before income taxes	(25,566)	(99,041)	(74)%
Benefit for income taxes	(7,809)	(309)	NM
Net loss	$(17,757)	$(98,732)	(82)%

NM - Not meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cost of revenue	$500	$468
Sales and marketing	8,236	7,405
Technology and development	5,416	5,446
General and administrative	6,679	5,825
Merger, acquisition, and restructuring costs	—	143
Total stock-based compensation expense	$20,831	$19,287

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cost of revenue	$10,716	$80,391
Sales and marketing	2,610	15,044
Technology and development	147	205
General and administrative	94	155
Total depreciation and amortization expense	$13,567	$95,795

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	100%	100%
Cost of revenue	44	96
Sales and marketing	29	41
Technology and development	18	19
General and administrative	18	16
Merger, acquisition, and restructuring costs	—	6
Total expenses	109	177
Loss from operations	(9)	(77)
Other (income) expense, net	8	(1)
Loss before income taxes	(17)	(76)
Benefit for income taxes	(5)	—
Net loss	(12)%	(76)%
Note: Percentages may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2024 and 2023
    Revenue
Revenue increased $19.2 million, or 15%, for the three months ended March 31, 2024 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile. Revenue from CTV and mobile increased by $13.5 million, or 23%, and $5.8 million, or 12%, respectively.
Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel, and transaction type, our revenue is subject to changes in publisher-specific take rates, and shifts in the mix of advertising spend on our platform among publishers and transaction types. For instance, managed services tend to have higher take rates while reserve auctions tend to have lower take rates. For full-year 2024, we believe our revenue will increase compared to the prior year period and we expect CTV will be our biggest growth driver for the remainder of 2024.
Cost of Revenue
Cost of revenue decreased $58.9 million, or 47%, for the three months ended March 31, 2024 compared to the prior year period primarily due to a decrease of $69.7 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in the third quarter of 2023. This decrease was partially offset by increases of $5.6 million in cloud hosting, data center, and bandwidth expenses and $4.7 million in traffic acquisition costs, primarily due to revenue growth.
We expect cost of revenue to decrease through the remainder of 2024 compared to 2023 in absolute dollars primarily due to certain acquired intangible assets becoming fully amortized in 2023 and due to the change in estimated useful life of our network hardware assets. On January 1, 2024, we extended the estimated useful lives of our network hardware assets from three years to five years, which was due to actual and expected longer refresh cycles for these assets. Based on the related asset balance as of December 31, 2023 and those placed in service during the three months ended March 31, 2024, the effect of this change is estimated to reduce depreciation expense by $11.4 million for the full year ending December 31, 2024 when compared to what depreciation expense would have been based on the original expected useful lives of three years.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
    Sales and Marketing
Sales and marketing expenses decreased $9.4 million, or 18%, for the three months ended March 31, 2024 compared to the prior year period primarily due to a decrease of $12.4 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in 2023. This decrease was partially offset by increases of $1.9 million of personnel related expenses and $1.7 million of event and travel-related expenses.
We expect sales and marketing expenses to increase through the remainder of 2024 compared to 2023 in absolute dollars primarily due to increases in personnel related expenses partially offset by decreases in amortization related to previously acquired intangible assets.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
    Technology and Development
Technology and development expenses increased $2.7 million, or 11%, for the three months ended March 31, 2024 compared to the prior year period primarily due to increases of $1.3 million of event and travel-related expenses and $1.1 million of software license expenses.
We expect technology and development expenses to increase through the remainder of 2024 compared to 2023 in absolute dollars due to increases in personnel related expenses and software license expenses.
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
General and Administrative
General and administrative expenses increased $5.6 million, or 26%, for the three months ended March 31, 2024 compared to the prior year period primarily due to increases of $3.1 million in expenses associated with refinancing our 2021 Credit Agreement (defined below) and $2.2 million in personnel expenses.
We expect general and administrative expenses to increase the remainder of 2024 compared to 2023 in absolute dollars primarily due to increases in personnel related expenses.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs decreased $7.5 million, or 100% for the three months ended March 31, 2024 compared to the prior year period. There were no costs incurred for the three months ended March 31, 2024. Merger, acquisition, and restructuring costs incurred during the three months ended March 31, 2023 included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs, all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the acquisition of SpotX, Inc.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Interest expense, net	$7,958	$8,175
Foreign exchange (gain) loss, net	(2,315)	233
(Gain) loss on extinguishment of debt	7,387	(8,549)
Other income	(1,292)	(1,313)
Total other (income) expense, net	$11,738	$(1,454)
Interest expense, net decreased $0.2 million for the three months ended March 31, 2024 compared to the prior year period.
Foreign exchange (gain) loss, net increased $2.5 million for the three months ended March 31, 2024 compared to the prior year period, respectively, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.

The loss on extinguishment of debt of $7.4 million for the three months ended March 31, 2024, was due to the refinancing of our 2021 Credit Agreement (defined below). The gain on extinguishment of debt of $8.5 million during the three months ended March 31, 2023 was due to the repurchase of portions of our Convertible Senior Notes (defined below).
Provision (Benefit) for Income Taxes
    We recorded an income tax benefit of $7.8 million for the three months ended March 31, 2024 and an income tax benefit of $0.3 million for the three months ended March 31, 2023. The tax benefit for the three months ended March 31, 2024 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance, Base Erosion and Anti-Abuse Tax (BEAT), and the foreign income tax provision. The tax benefit for the three months ended March 31, 2023 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision.

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

	Three Months Ended
	March 31, 2024	March 31, 2023	Change Favorable/ (Unfavorable)
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$149,319	$130,150	15%
Gross profit	$83,417	$5,322	NM
Contribution ex-TAC	$130,553	$116,049	12%
Net loss	$(17,757)	$(98,732)	82%
Adjusted EBITDA	$25,026	$23,338	7%
Contribution ex-TAC
Contribution ex-TAC is calculated as gross profit plus cost of revenue excluding traffic acquisition cost ("TAC"). Traffic acquisition cost, a component of cost of revenue, represents what we must pay sellers for the sale of advertising inventory through our platform for revenue reported on a gross basis. Contribution ex-TAC is a non-GAAP financial measure that is most comparable to gross profit. Our management believes Contribution ex-TAC is a useful measure in assessing our performance and facilitates a consistent comparison against our core business without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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

The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change %
	(in thousands)
Revenue	$149,319	$130,150	15%
Less: Cost of revenue	65,902	124,828	(47)%
Gross profit	83,417	5,322	NM
Add back: Cost of revenue, excluding TAC	47,136	110,727	(57)%
Contribution ex-TAC	$130,553	$116,049	12%
We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Contribution ex-TAC by channel:

	Contribution ex-TAC
	Three Months Ended
	March 31, 2024	March 31, 2023	Change %
	(in thousands)
Channel:
CTV	$54,894	$46,412	18%
Mobile	53,299	46,897	14%
Desktop	22,360	22,740	(2)%
Total	$130,553	$116,049	12%

Contribution ex-TAC increased $14.5 million, or 12%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
For the remainder of 2024, we expect Contribution ex-TAC to increase compared to the prior year period and we expect CTV will be our biggest growth driver in 2024.
Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, amortization of acquired intangible assets, impairment charges, interest income or expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, gains or losses on extinguishment of debt, other debt refinancing expenses, non-operational real estate and other expenses (income), net, and provision (benefit) for income taxes. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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
•Adjusted EBITDA does not reflect cash and non-cash charges and changes in, or cash requirements for, acquisition and related items, such as certain transaction expenses.
•Adjusted EBITDA does not reflect cash and non-cash charges related to certain financing transactions such as gains or losses on extinguishment of debt or other debt refinancing expenses.
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(17,757)	$(98,732)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	5,978	9,366
Amortization of acquired intangibles	7,589	86,429
Stock-based compensation expense	20,831	19,287
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	7,322
Non-operational real estate and other expense, net	24	116
Interest expense, net	7,958	8,175
Foreign exchange (gain) loss, net	(2,315)	233
(Gain) loss on extinguishment of debt	7,387	(8,549)
Other debt refinancing expense	3,140	—
Benefit for income taxes	(7,809)	(309)
Adjusted EBITDA	$25,026	$23,338
Adjusted EBITDA increased by $1.7 million during the three months ended March 31, 2024 compared to the prior year period, primarily due to increases in revenue exceeding increases in operating expenses, such as increases in cloud hosting, data center, and bandwidth costs, traffic acquisition costs, event and travel-related expenses, and personnel expenses, which are discussed in section "Comparison of the Three Months Ended March 31, 2024 and 2023."

Liquidity and Capital Resources
Liquidity
As of March 31, 2024, we had cash and cash equivalents of $252.8 million, of which $40.3 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $570.1 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $5.2 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consists of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest and required principal payments on our Convertible Senior Notes and our 2024 Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our 2024 Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, macroeconomic factors, and other factors set forth in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At March 31, 2024, the balance of the Convertible Senior Notes was $202.8 million, net of unamortized debt issuance costs of $2.3 million. Accrued interest for the Convertible Senior Notes at March 31, 2024 was immaterial.
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
On February 6, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as our term loan administrative agent and Citibank, N.A. as our revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement provided for a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility") and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"). The proceeds from the 2024 Term Loan B Facility were used, among other things, to terminate and to repay in full the outstanding facilities under the 2021 Credit Agreement. At March 31, 2024, amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million. Accrued interest for the 2024 Term Loan B Facility at March 31, 2024 was $3.3 million.
On August 4, 2023, the Board of Directors approved a repurchase plan (the "August 2023 Repurchase Plan"), pursuant to which we were authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $100.0 million, through August 4, 2025. As of December 31, 2023, $9.5 million remained available under the August 2023

Repurchase Plan. Subsequently, on February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the August 2023 Repurchase Plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026.
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
Our cash and cash equivalents balance is affected by our results of operations, the timing of capital expenditures and by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to sellers can significantly impact our cash flows from operating activities and our liquidity for, and within, any period presented. Our collection and payment cycle can vary from period to period depending upon various circumstances, including seasonality, and may be negatively impacted by certain macroeconomic challenges, such as capital market disruptions and instability of financial institutions.
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flows used in operating activities	$(60,411)	$(30,893)
Cash flows used in investing activities	(9,252)	(7,467)
Cash flows used in financing activities	(3,101)	(51,809)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(621)	265
Change in cash, cash equivalents and restricted cash	$(73,385)	$(89,904)
    Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
For the three months ended March 31, 2024, net cash used in operating activities was $60.4 million compared to net cash used in operating activities of $30.9 million for the three months ended March 31, 2023. Our operating activities included our net loss of $17.8 million and $98.7 million for the three months ended March 31, 2024 and 2023, respectively, which were offset by non-cash adjustments of $30.8 million and $109.1 million, respectively. Net changes in our working capital resulted in $73.5 million and $41.3 million of cash used in operating activities for the three months ended March 31, 2024 and March 31, 2023, respectively. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
We believe that cash flows from operations will continue to fluctuate, but in general will increase over time as our business continues to grow.
    Investing Activities
Our primary investing activities have consisted of purchases of property and equipment, and capital expenditures in support of creating and enhancing our technology infrastructure. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development.
During the three months ended March 31, 2024 and 2023, our investing activities used net cash of $9.3 million and $7.5 million, respectively. During the three months ended March 31, 2024 and 2023, we used cash for purchases of property and equipment of $5.9 million and $4.4 million, respectively, and used cash for investments in our internally developed software of $3.4 million and $3.1 million, respectively.
We anticipate cash flows used in our investing activities will generally increase through the remainder of 2024 compared to 2023 in order to support our overall growth, in particular with respect to investments in property and equipment and internally developed software.

    Financing Activities
Our financing activities consisted of our debt refinancing activities, Convertible Senior Notes transactions, repayment of amounts borrowed under our 2021 Term Loan B Facility, and transactions related to our equity plans.
For the three months ended March 31, 2024 and 2023, net cash used in financing activities was $3.1 million and $51.8 million, respectively. Cash outflows from financing activities for the three months ended March 31, 2024 primarily included $351.0 million of payments related to paying off our 2021 Term Loan B Facility, $8.9 million for taxes paid related to net share settlement of stock-based awards, and a $4.5 million of payments related to debt issuance costs for our 2024 Term Loan B Facility and 2024 Revolver Facility. The outflows were partially offset by cash proceeds of $361.4 million from the issuance of our 2024 Term Loan B Facility, net of debt discount.
Cash outflows from financing activities for the three months ended March 31, 2023 primarily included $40.8 million of payments related to repurchases of our Convertible Senior Notes, $9.0 million for taxes paid related to net share settlement of stock-based awards, $2.3 million for payment of our indemnification claims holdback related to historical acquisitions, and $0.9 million for repayment of our 2021 Term Loan B. The outflows were partially offset by cash proceeds from stock options exercised of $1.5 million.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2024 other than the short-term operating leases described below and commitments mentioned in Note 12— "Commitments Contingencies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations and Known Future Cash Requirements
As of March 31, 2024, our principal commitments consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at March 31, 2024 (in thousands):

	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of March 31, 2024	$18,596	$18,265	$15,178	$10,119	$7,839	$14,358	$84,355
Convertible Senior Notes	—	—	205,067	—	—	—	205,067
Interest, Convertible Senior Notes	256	513	256	—	—	—	1,025
2024 Term Loan B Facility (1)	2,737	3,650	3,650	3,650	3,650	347,663	365,000
Interest, 2024 Term Loan B Facility (2)	27,216	35,808	35,446	35,084	34,817	71,780	240,151
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	656	939	939	939	939	309	4,721
Other non-cancelable obligations	44,596	21,990	346	241	241	—	67,414
Total	$94,057	$81,165	$260,882	$50,033	$47,486	$434,110	$967,733
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement, after the end of each fiscal year.

(2) Interest payments are based on an assumed rate of 9.79%, which was the rate as of March 31, 2024 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of March 31, 2024, fees based on outstanding but undrawn letters of credit as of March 31, 2024, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of long-term debt and associated interest and required fees.
Other non-cancelable obligations include agreements in the normal course of business that extend beyond a year as of March 31, 2024. The amounts above include commitments under a cloud-managed services agreement, under which the Company has a non-cancelable minimum spend commitment from July 2024 to June 2025 of $57.6 million. The minimum spend commitment reflected above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2024.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements and (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 —"Organization and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of March 31, 2024, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024

Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. The annualized impact to interest expense for each 100 basis points increase above the SOFR Floor on our 2024 Term Loan B Facility is approximately $3.7 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower depending on the timing and magnitude of such rate changes relative to our SOFR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment opportunities and policy relative to our overall objectives.
With regard to all debt currently outstanding, the Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at March 31, 2024 and December 31, 2023, including intercompany balances, would result in a foreign currency loss of approximately $9.0 million and $9.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2024. However, based on our knowledge as of March 31, 2024, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 12—"Commitments and Contingencies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
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
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers

Common stock repurchases during the quarter ended March 31, 2024 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share
January 1 - January 31, 2024
Equity withholding(1)	3	$9.25
February 1 - February 29, 2024
Equity withholding(1)	899	$9.72
March 1 - March 31, 2024
Equity withholding(1)	14	$12.20
	916
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
Item 5. Other Information
Trading Plans
In the first quarter of 2024, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
James Rossman	Director	Adopted March 8, 2024	June 10, 2024 - March 7, 2025	Sell up to 224,936, subject to certain conditions	Yes
Katheryn Evans	Chief Operating Officer	Adopted March 14, 2024	June 13, 2024 - March 14, 2025	Sell up to 49,888, subject to certain conditions	Yes
Aaron Saltz	Chief Legal Officer	Adopted March 15, 2024	June 14, 2024 - March 14, 2025	Sell up to 51,521, subject to certain conditions	Yes

Item 6. Exhibits

Number	Description

10.1
Credit Agreement, dated as of February 6, 2024, by and among Magnite, Inc., Morgan Stanley Senior Funding, Inc. as term loan administrative agent and Citibank, N.A. as revolving facility administrative agent and collateral agent, and other lender parties thereto (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).

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
Date May 8, 2024