Form 10-Q
period 2024-06-30
MAGNITE, INC.
filed 2024-08-07
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2024
Common Stock, $0.00001 par value	141,146,976

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$326,464	$326,219
Accounts receivable, net	1,122,396	1,176,276
Prepaid expenses and other current assets	19,376	20,508
TOTAL CURRENT ASSETS	1,468,236	1,523,003
Property and equipment, net	62,939	47,371
Right-of-use lease asset	62,034	60,549
Internal use software development costs, net	24,923	21,926
Intangible assets, net	35,848	51,011
Goodwill	978,217	978,217
Other assets, non-current	11,008	6,729
TOTAL ASSETS	$2,643,205	$2,688,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,299,231	$1,372,176
Lease liabilities, current	20,014	20,402
Debt, current	3,650	3,600
Other current liabilities	6,219	5,957
TOTAL CURRENT LIABILITIES	1,329,114	1,402,135
Debt, non-current, net of debt discount and debt issuance costs	549,025	532,986
Lease liabilities, non-current	50,294	49,665
Deferred tax liability, net	287	680
Other liabilities, non-current	1,522	1,657
TOTAL LIABILITIES	1,930,242	1,987,123
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2024 and December 31, 2023; 141,141 and 138,577 shares issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	1,418,931	1,387,715
Accumulated other comprehensive loss	(3,177)	(2,076)
Accumulated deficit	(702,793)	(683,958)
TOTAL STOCKHOLDERS' EQUITY	712,963	701,683
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,643,205	$2,688,806

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$162,880	$152,543	$312,199	$282,693
Expenses:
Cost of revenue	62,606	130,175	128,508	255,003
Sales and marketing	42,240	45,131	85,929	98,180
Technology and development	25,829	23,383	52,720	47,598
General and administrative	22,631	25,649	49,296	46,737
Merger, acquisition, and restructuring costs	—	—	—	7,465
Total expenses	153,306	224,338	316,453	454,983
Income (loss) from operations	9,574	(71,795)	(4,254)	(172,290)
Other (income) expense:
Interest expense, net	6,793	8,520	14,751	16,695
Foreign exchange (gain) loss, net	516	(304)	(1,799)	(71)
(Gain) loss on extinguishment of debt	—	(5,427)	7,387	(13,976)
Other income	(1,284)	(1,358)	(2,576)	(2,671)
Total other (income) expense, net	6,025	1,431	17,763	(23)
Income (loss) before income taxes	3,549	(73,226)	(22,017)	(172,267)
Provision (benefit) for income taxes	4,627	663	(3,182)	354
Net loss	$(1,078)	$(73,889)	$(18,835)	$(172,621)
Net loss per share:
Basic and diluted	$(0.01)	$(0.54)	$(0.13)	$(1.27)
Weighted average shares used to compute net loss per share:
Basic and diluted	140,551	136,164	139,924	135,429

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(1,078)	$(73,889)	$(18,835)	$(172,621)
Other comprehensive income (loss):
Foreign currency translation adjustments	(86)	107	(1,101)	474
Other comprehensive income (loss)	(86)	107	(1,101)	474
Comprehensive loss	$(1,164)	$(73,782)	$(19,936)	$(172,147)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	$791,298
Exercise of common stock options	303	—	1,486	—	—	1,486
Issuance of common stock related to RSU vesting	1,829	—	—	—	—	—
Shares withheld related to net share settlement	(700)	—	(9,046)	—	—	(9,046)
Stock-based compensation	—	—	19,856	—	—	19,856
Other comprehensive income	—	—	—	367	—	367
Net loss	—	—	—	—	(98,732)	(98,732)
Balance at March 31, 2023	135,438	$2	$1,331,517	$(2,784)	$(623,506)	$705,229
Exercise of common stock options	74	—	610	—	—	610
Issuance of common stock related to employee stock purchase plan	202	—	1,922	—	—	1,922
Issuance of common stock related to RSU and PSU vesting	1,215	—	—	—	—	—
Shares withheld related to net share settlement	(70)	—	(631)	—	—	(631)
Stock-based compensation	—	—	19,230	—	—	19,230
Other comprehensive income	—	—	—	107	—	107
Net loss	—	—	—	—	(73,889)	(73,889)
Balance at June 30, 2023	136,859	$2	$1,352,648	$(2,677)	$(697,395)	$652,578

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	$701,683
Issuance of common stock related to RSU vesting	2,363	—	—	—	—	—
Shares withheld related to net share settlement	(916)	—	(8,941)	—	—	(8,941)
Stock-based compensation	—	—	21,407	—	—	21,407
Other comprehensive loss	—	—	—	(1,015)	—	(1,015)
Net loss	—	—	—	—	(17,757)	(17,757)
Balance at March 31, 2024	140,024	$2	$1,400,181	$(3,091)	$(701,715)	$695,377
Exercise of common stock options	32	—	187	—	—	187
Issuance of common stock related to employee stock purchase plan	305	—	1,983	—	—	1,983
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—
Shares withheld related to net share settlement	(385)	—	(3,802)	—	—	(3,802)
Stock-based compensation	—	—	20,382	—	—	20,382
Other comprehensive loss	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(1,078)	(1,078)
Balance at June 30, 2024	141,141	$2	$1,418,931	$(3,177)	$(702,793)	$712,963

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net loss	$(18,835)	$(172,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,803	184,734
Stock-based compensation	40,491	37,994
(Gain) loss on extinguishment of debt	7,387	(13,976)
Gain on disposal of property and equipment	(13)	(39)
Provision for doubtful accounts	292	4,649
Amortization of debt discount and issuance costs	2,149	3,269
Non-cash lease expense	(1,236)	167
Deferred income taxes	(3,101)	219
Unrealized foreign currency gain, net	(3,112)	(1,974)
Other items, net	—	2,696
Changes in operating assets and liabilities:
Accounts receivable	52,146	48,144
Prepaid expenses and other assets	1,120	1,386
Accounts payable and accrued expenses	(76,104)	(52,190)
Other liabilities	169	765
Net cash provided by operating activities	29,156	43,223
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,040)	(12,734)
Capitalized internal use software development costs	(7,516)	(5,800)
Net cash used in investing activities	(22,556)	(18,534)
FINANCING ACTIVITIES:
Proceeds from issuance of 2024 Term Loan B Facility, net of debt discount	361,350	—
Repayment of 2021 Term Loan B Facility	(351,000)	—
Payment for debt issuance costs	(4,510)	—
Repayment of debt	(913)	(1,800)
Repurchase of Convertible Senior Notes	—	(74,989)
Proceeds from exercise of stock options	187	2,096
Proceeds from issuance of common stock under employee stock purchase plan	1,983	1,922
Repayment of financing lease	—	(276)
Taxes paid related to net share settlement	(12,743)	(9,677)
Payment of indemnification claims holdback	—	(2,313)
Net cash used in financing activities	(5,646)	(85,037)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(709)	257
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	245	(60,091)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,219	326,502
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$326,464	$266,411

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$326,464	$266,364
Restricted cash included in prepaid expenses and other current assets	—	47
Total cash, cash equivalents and restricted cash	$326,464	$266,411

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,938	$3,069
Cash paid for interest	$17,854	$17,944
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$9,132	$1,382
Capitalized stock-based compensation	$1,298	$1,092
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,020	$3,277

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2024, or for any future year.
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
In connection with the Company's periodic review of the estimated useful lives of its property and equipment, the Company extended the estimated useful lives of its network hardware assets from three years to five years effective January 1, 2024. The change in estimated useful lives were due to actual and expected longer refresh cycles for these assets. Based on the carrying value of network hardware assets as of December 31, 2023 and those placed in service during the six months ended June 30, 2024, the effect of this change in estimate was an increase in income from operations of $2.9 million and a decrease in loss from operations of $6.5 million for the three and six months ended June 30, 2024, respectively, and a decrease in net loss of $5.5 million, or $0.04 per basic and diluted share, and a decrease in net loss of $3.5 million, or $0.02 per basic and diluted share for the three and six months ended June 30, 2024, respectively. The updated policy reflecting the change in estimated useful lives is below.
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

Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share data)
Basic and Diluted Loss Per Share:
Net loss	$(1,078)	$(73,889)	$(18,835)	$(172,621)
Weighted-average common shares outstanding used to compute net loss per share	140,551	136,164	139,924	135,429
Basic and diluted loss per share	$(0.01)	$(0.54)	$(0.13)	$(1.27)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
Unvested restricted stock units	2,666	2,162	2,612	1,950
Options to purchase common stock	1,706	1,707	1,639	1,725
Unvested performance stock units	600	202	421	168
Employee stock purchase plan ("ESPP") shares	55	9	60	13
Convertible Senior Notes	3,210	5,313	3,210	5,668
Total shares excluded from net loss per share	8,237	9,393	7,942	9,524

For the three and six months ended June 30, 2024 and 2023, the Company excluded outstanding performance stock units from the calculation of diluted net loss per share because they were anti-dilutive. As of June 30, 2024, the performance stock units granted during 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 100%, 124%, and 150%, respectively. As of

June 30, 2023, the performance stock units granted in 2021, 2022, and 2023 had expected achievement levels of 0%, 100%, and 146%, respectively. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
For the three and six months ended June 30, 2024 and 2023, shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) were excluded from the calculation of diluted loss per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances. As of June 30, 2024 and 2023, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes was approximately 3,210,098 and 4,845,242, respectively.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	(in thousands, except percentages)
Revenue:
Net basis	$137,104	84%	$123,928	81%	$258,196	83%	$231,385	82%
Gross basis	25,776	16	28,615	19	54,003	17	51,308	18
Total	$162,880	100%	$152,543	100%	$312,199	100%	$282,693	100%
The following table presents the Company's revenue by channel for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	(in thousands, except percentages)
Channel:
CTV	$77,769	48%	$71,789	47%	$150,361	48%	$130,839	46%
Mobile	58,604	36	55,032	36	112,557	36	103,216	37
Desktop	26,507	16	25,722	17	49,281	16	48,638	17
Total	$162,880	100%	$152,543	100%	$312,199	100%	$282,693	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
United States	$123,363	$114,486	$236,775	$211,642
International	39,517	38,057	75,424	71,051
Total	$162,880	$152,543	$312,199	$282,693

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $2.7 million at June 30, 2024, and $20.4 million at December 31, 2023. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.0 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$2,467	$1,662	$20,363	$1,092
Write-offs	(423)	(727)	(18,934)	(743)
Increase in provision for expected credit losses	609	18,708	1,224	19,294
Allowance for doubtful accounts, ending balance	$2,653	$19,643	$2,653	$19,643
During the six months ended June 30, 2024, the Company wrote off $18.9 million of allowance for doubtful accounts, of which $18.5 million was attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.
During the three and six months ended June 30, 2024, the provision for expected credit losses associated with accounts receivable increased by $0.6 million and $1.2 million, respectively, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.5 million and $0.9 million, respectively, which resulted in $0.2 million and $0.3 million of bad debt expense, respectively. During the three and six months ended June 30, 2023, the provision for expected credit losses associated with accounts receivable increased by $18.7 million and $19.3 million, respectively, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $14.1 million and $14.6 million, respectively, which resulted in $4.6 million and $4.6 million of bad debt expense, respectively.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$289,178	$289,178	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$281,162	$281,162	$—	$—
At June 30, 2024 and December 31, 2023, cash equivalents of $289.2 million and $281.2 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At June 30, 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 13), and at December 31, 2023, had debt outstanding under its Convertible Senior Notes and loans under its 2021 Term Loan B Facility (as defined in Note 13) included in its balance sheets, respectively. The estimated fair value of the Company's Convertible Senior Notes was $184.0 million and $174.3 million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of June 30, 2024 and December 31, 2023 and is classified as Level 2 in the fair value hierarchy. At June 30, 2024 and December 31, 2023, the estimated fair value of the Company's 2024 Term Loan B Facility and of the Company's 2021 Term Loan B Facility was $365.0 million and $352.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2024 and 2023.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts payable—seller	$1,248,871	$1,333,242
Accounts payable—trade	31,143	23,844
Accrued employee-related payables	19,217	15,090
Total	$1,299,231	$1,372,176

Note 6—Property and Equipment
Major classes of property and equipment were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Computer equipment and network hardware	$172,607	$154,821
Furniture, fixtures, and office equipment	4,008	4,031
Leasehold improvements	3,810	3,893
Purchased software	1,124	1,124
Gross property and equipment	181,549	163,869
Accumulated depreciation	(118,610)	(116,498)
Net property and equipment	$62,939	$47,371
Depreciation expense on property and equipment totaled $3.6 million and $5.7 million for the three months ended June 30, 2024 and 2023, respectively and $6.8 million and $11.0 million for the six months ended June 30, 2024 and 2023. See Note 1 for information related to the change in estimated useful lives of network hardware assets.
The Company's property and equipment, net by geographical region was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
United States	$44,248	$32,161
International	18,691	15,210
Total	$62,939	$47,371
Note 7—Intangible Assets
The Company’s intangible assets as of June 30, 2024 and December 31, 2023 included the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$109,736
Customer relationships	37,300	37,300
In-process research and development	8,830	8,830
Trademarks	900	900
Non-compete agreements	—	200
Total identifiable intangible assets, gross	156,766	156,966
Accumulated amortization—intangible assets:
Developed technology	(84,631)	(75,321)
Customer relationships	(29,529)	(24,867)
In-process research and development	(5,858)	(4,832)
Trademarks	(900)	(750)
Non-compete agreements	—	(185)
Total accumulated amortization—intangible assets	(120,918)	(105,955)
Total identifiable intangible assets, net	$35,848	$51,011

Amortization of intangible assets for the three months ended June 30, 2024 and 2023 was $7.6 million and $78.7 million, respectively and $15.2 million and $165.1 million for the six months ended June 30, 2024 and 2023, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2024:

Fiscal Year	Amount
(in thousands)
Remaining 2024	$14,971
2025	14,445
2026	6,001
2027	431
Total	$35,848

Note 8—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs primarily consists of professional services fees and employee termination costs, including stock-based compensation charges, associated with historical acquisitions and restructuring activities.
The following table summarizes merger, acquisition, and restructuring cost activity (in thousands):

Six Months Ended
June 30, 2023
(in thousands)
Personnel related (severance and one-time termination benefit costs)	$3,218
Loss contracts (facilities related)	2,190
Exit costs	1,408
Impairment of property and equipment, net	506
Non-cash stock-based compensation (double-trigger acceleration and severance)	143
Total merger, acquisition, and restructuring costs	$7,465

During the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the Company did not incur any merger, acquisition, and restructuring costs. During the six months ended June 30, 2023, the Company incurred merger, acquisition, and restructuring costs of $7.5 million, which included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the 2021 acquisition of SpotX Inc., including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize.

Note 9—Stock-Based Compensation
Stock Options
A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	4,262	$8.65
Granted	130	$9.20
Exercised	(32)	$5.79
Expired	(98)	$14.82
Outstanding at June 30, 2024	4,262	$8.55	5.1 years	$26,600
Exercisable at June 30, 2024	3,737	$7.72	4.7 years	$25,829
The total intrinsic value of options exercised during the six months ended June 30, 2024 was $0.2 million. At June 30, 2024, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $4.6 million, which is expected to be recognized over a weighted-average period of 2.1 years. Total grant date fair value of options vested during the six months ended June 30, 2024 was $1.9 million.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the six months ended June 30, 2024 was $6.34 per share. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.93%	3.99%
Expected volatility	84%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2023	11,450	$12.63
Granted	6,910	$9.27
Canceled	(477)	$11.24
Vested and released	(3,528)	$12.41
Restricted stock units outstanding and unvested at June 30, 2024	14,355	$11.11
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2024 was $9.27. The intrinsic value of restricted stock units that vested during the six months ended June 30, 2024 was $35.1 million. At June 30, 2024, the intrinsic value of unvested restricted stock units was $190.8 million. At June 30, 2024, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $143.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
During the six months ended June 30, 2024, the Company granted PSUs with an aggregate target of 486,431 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2024, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2024.
A summary of PSU activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	967	$18.17
Granted	486	$11.76
Forfeited	(26)	$52.49
Outstanding at June 30, 2024	1,427	$15.35
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

The compensation expense will not be reversed if the performance metrics are not met. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Performance period (in years)	3.0	3.0
Risk-free interest rate	4.05%	4.19%
Expected volatility of Magnite	87%	94%
Expected volatility of selected peer companies	55%	64%
Expected correlation coefficients of Magnite	0.59	0.62
Expected correlation coefficients of selected peer companies	0.47	0.54
Dividend yield	—%	—%
At June 30, 2024, the intrinsic value of unvested performance stock units based on expected achievement levels was $18.7 million. As of June 30, 2024, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $10.3 million, which will be recognized over a weighted-average period of 2.0 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
Cost of revenue	$478	$459	$978	$927
Sales and marketing	7,972	7,093	16,208	14,498
Technology and development	4,889	5,473	10,305	10,919
General and administrative	6,321	5,682	13,000	11,507
Merger, acquisition, and restructuring costs	—	—	—	143
Total stock-based compensation expense	$19,660	$18,707	$40,491	$37,994
As of June 30, 2024, an aggregate of 17,311,016 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of June 30, 2024, the Company has reserved 4,425,429 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
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
The Company recorded an income tax provision of $4.6 million and tax benefit of $3.2 million for the three and six months ended June 30, 2024, respectively, and an income tax provision of $0.7 million and $0.4 million for the three and six months ended June 30, 2023, respectively. The tax provision and benefit for the three and six months ended June 30, 2024, respectively, was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the foreign income tax provision. The tax provision for the three and six months ended June 30, 2023 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
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
There was no material change to the Company's unrecognized tax benefits in the six months ended June 30, 2024 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
Operating lease expense was $5.9 million and $6.4 million for the three months ended June 30, 2024 and 2023, respectively, and $11.6 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively. Variable lease expense was $0.6 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.
The Company also received rental income of $1.3 million and $1.4 million for real estate leases for which it subleases the property to third parties during the three months ended June 30, 2024 and 2023, respectively, and $2.6 million and $2.7 million during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and December 31, 2023, a weighted average discount rate of 6.19% and 6.19%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liability is 4.8 years and 5.2 years as of June 30, 2024 and December 31, 2023, respectively.
The maturity of the Company's lease liabilities associated with leases included in the lease liability and ROU asset were as follows as of June 30, 2024 (in thousands):

Fiscal Year
Remaining 2024	$12,942
2025	19,766
2026	15,735
2027	10,122
2028	7,840
Thereafter	14,360
Total lease payments (undiscounted)	80,765
Less: imputed interest	(10,457)
Lease liabilities—total (discounted)	$70,308
Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of June 30, 2024 and December 31, 2023, the Company had $5.2 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of June 30, 2024, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2024	$4,554
2025	5,339
2026	1,265
2027	515
2028	241
Total	$11,914
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2024. However, based on management’s knowledge as of June 30, 2024, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance cost	(2,011)	(2,598)
Net carrying value of Convertible Senior Notes	203,056	202,469
Term Loan B Facility*	364,088	351,000
Less: Unamortized discount and debt issuance cost	(14,469)	(16,883)
Net carrying value of Term Loan B Facility*	349,619	334,117

Balance Sheet Presentation:
Debt, current	3,650	3,600
Debt, non-current, net of debt discount and debt issuance costs	549,025	$532,986
Total debt	$552,675	$536,586
* Term Loan B Facility as of June 30, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
Maturities of the principal amount of the Company's long-term debt as of June 30, 2024 are as follows (in thousands):

Fiscal Year
Remaining 2024	$1,825
2025	3,650
2026	208,717
2027	3,650
2028	3,650
Thereafter	347,663
Total	$569,155
Amortization of debt discount and debt issuance cost is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance cost associated with the Company's indebtedness totaled $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively. In addition, amortization of deferred financing costs was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Deferred financing costs are included in other assets, non-current assets.
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
During the three and six months ended June 30, 2023, the Company repurchased its Convertible Senior Notes in the open market with cash on hand for $34.2 million and $75.0 million, respectively. The Company recognized a gain on extinguishment of debt of $5.4 million and $14.0 million related to the repurchase of $40.2 million and $90.5 million of principal balance of Convertible Senior Notes and $0.6 million and $1.5 million of unamortized debt issuance costs associated with the extinguished debt during the three and six months ended June 30, 2023, respectively. The gain on extinguishment is included in other (income) expense in the Company's condensed consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2024 and 2023 (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractual interest expense	$128	$212	$256	$453
Amortization of debt issuance costs	294	485	587	1,036
Total interest expense	$422	$697	$843	$1,489
Effective interest rate	0.82%	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2024 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2024	$586
2025	1,173
2026	252
Total	$2,011
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
Amounts outstanding under the 2024 Credit Agreement accrue interest at a rate equal to either, (1) for the 2024 Term Loan B Facility, at the Company’s election, Term SOFR (as defined in the 2024 Credit Agreement) plus a margin of 4.50% per annum, or ABR (as defined in the 2024 Credit Agreement) plus a margin of 3.50%, and (2) for the 2024 Revolving Credit Facility, at the Company’s election, Term SOFR plus a margin of 3.50% to 4.00%, or ABR plus a margin of 2.50% to 3.00%, in each case, depending on the Company’s First Lien Net Leverage Ratio (as defined in the 2024 Credit Agreement). As of June 30, 2024, the contractual interest rate related to the Term Loan B Facility was 9.81%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of June 30, 2024, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At June 30, 2024, amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended June 30, 2024.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility and 2021 Term Loan B Facility at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	(in thousands)
Term Loan B Facility*	$364,088	$351,000
Unamortized debt discounts	(6,877)	(6,594)
Unamortized debt issuance costs	(7,592)	(10,289)
Debt, net of debt discount and debt issuance costs	$349,619	$334,117
* Term Loan B Facility as of June 30, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
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
The Company paid $7.7 million in third-party fees related to the closing of the 2024 Credit Agreement. Third-party fees attributed to new lenders of $2.4 million were capitalized as part of the debt issuance cost and will be amortized over the term of the 2024 Term Loan B Facility while third-party fees attributed to Modified Loans of $3.1 million were included in general and administrative expenses in the Company's condensed consolidated statement of operations for the six months ended June 30, 2024. In addition, third-party fees of $2.1 million attributed to new revolving lenders and Modified Commitments were capitalized as part of deferred financing costs and will be amortized over the term of the 2024 Revolving Facility. The Company also capitalized additional debt discount costs of $3.7 million associated with the closing of the 2024 Term Loan B Facility, which will be amortized over the term of the 2024 Term Loan B Facility.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractual interest expense	$9,032	$8,991	$18,198	$17,427
Amortization of debt discount	270	391	584	784
Amortization of debt issuance costs	298	611	716	1,223
Total interest expense	$9,600	$9,993	$19,498	$19,434
Effective interest rate	10.52%	11.30%	10.77%	10.98%
Amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs for fiscal years 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2024	$538	$593
2025	1,067	1,178
2026	1,056	1,166
2027	1,045	1,154
2028	1,034	1,142
Thereafter	2,137	2,359
Total	$6,877	$7,592

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
The percentage of our revenue and Contribution ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") attributable to CTV has increased significantly in recent years. Because CTV is largely transacted through reserve auctions, reserve auctions have become a more significant portion of the transactions on our platform. In addition, as newer entrants to programmatic advertising, the largest publishers and broadcasters have tended to transact almost exclusively through reserve auctions and have lower overall take rates. These publishers have continued to increase their focus and investment in programmatic CTV, and in recent periods have grown as a percentage of our CTV business. Accordingly, the increase in share among these publishers on our platform has driven a decrease in our aggregate CTV take rates.
Identity Solutions
One of the advantages of programmatic advertising is that it enables more precise audience targeting, which is generally more effective and valuable for buyers than other types of advertising, resulting in better performance for buyers and more revenue for sellers. Historically, in desktop and mobile, one of the primary methods for delivering targeted advertisements was through the use of third-party cookies. However, in recent years the use of third-party cookies and other tracking technologies that collect user information have come under greater scrutiny due to privacy concerns, and a number of participants in the advertising technology ecosystem, in particular web browsers and device manufacturers, have taken steps to eliminate or restrict the use of these technologies.
For instance, Google had previously announced plans to fully deprecate third-party cookies by the end of 2024. However, recently Google announced that they will no longer be deprecating third-party cookies and instead will be introducing features that allows consumers to opt out of third-party cookies, while further investing in their own proprietary solutions. We would expect these new features to result in an increase in the number of users opting out of third-party cookies on Chrome browsers, which could lead to some short-term uncertainty as well as a decrease in CPMs.
In the long term, we believe that a decreased reliance on third-party cookies and other non-transparent tracking methods are a positive for the industry, and offer the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. In CTV, where third-party cookies do not exist, this identity model already largely exists with publishers more tightly controlling access to identifiers and user data, while offering proprietary first-party data segments for reaching desired audiences. We believe that our scale and expertise in CTV position us well to take a leadership position in advancing this shift to a first-party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions.
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
Macroeconomic Developments
Recent macroeconomic challenges, such as inflation, high interest rates, global conflicts, the risk of a recession, labor strikes, and other macroeconomic factors, have generally negatively impacted ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue. We expect our results for the second-half of 2024 to include revenue from political advertising, the magnitude of which is uncertain and depends on factors outside of our control.
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
For the three and six months ended June 30, 2024, our revenue reported on a gross basis was 16% and 17%, respectively, of total revenue, and for the three and six months ended June 30, 2023, our revenue reported on a gross basis was 19% and 18%, respectively, of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
	(in thousands)			(in thousands)
Revenue	$162,880	$152,543	7%	$312,199	$282,693	10%
Expenses (1)(2):
Cost of revenue	62,606	130,175	(52)%	128,508	255,003	(50)%
Sales and marketing	42,240	45,131	(6)%	85,929	98,180	(12)%
Technology and development	25,829	23,383	10%	52,720	47,598	11%
General and administrative	22,631	25,649	(12)%	49,296	46,737	5%
Merger, acquisition, and restructuring costs	—	—	—%	—	7,465	(100)%
Total expenses	153,306	224,338	(32)%	316,453	454,983	(30)%
Income (loss) from operations	9,574	(71,795)	NM	(4,254)	(172,290)	(98)%
Other (income) expense, net	6,025	1,431	321%	17,763	(23)	NM
Income (loss) before income taxes	3,549	(73,226)	NM	(22,017)	(172,267)	(87)%
Provision (benefit) for income taxes	4,627	663	598%	(3,182)	354	NM
Net loss	$(1,078)	$(73,889)	(99)%	$(18,835)	$(172,621)	(89)%

NM - Not meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
Cost of revenue	$478	$459	$978	$927
Sales and marketing	7,972	7,093	16,208	14,498
Technology and development	4,889	5,473	10,305	10,919
General and administrative	6,321	5,682	13,000	11,507
Merger, acquisition, and restructuring costs	—	—	—	143
Total stock-based compensation expense	$19,660	$18,707	$40,491	$37,994

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
Cost of revenue	$11,438	$81,336	$22,154	$161,727
Sales and marketing	2,589	7,292	5,199	22,336
Technology and development	124	187	271	392
General and administrative	85	124	179	279
Total depreciation and amortization expense	$14,236	$88,939	$27,803	$184,734

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	100%	100%	100%	100%
Cost of revenue	38	85	41	90
Sales and marketing	26	30	28	35
Technology and development	16	15	17	17
General and administrative	14	17	16	17
Merger, acquisition, and restructuring costs	—	—	—	3
Total expenses	94	147	101	161
Income (loss) from operations	6	(47)	(1)	(61)
Other (income) expense, net	4	1	6	—
Income (loss) before income taxes	2	(48)	(7)	(61)
Provision (benefit) for income taxes	3	—	(1)	—
Net loss	(1)%	(48)%	(6)%	(61)%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue
Revenue increased $10.3 million, or 7%, for the three months ended June 30, 2024 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile revenue. Revenue from CTV and mobile increased by $6.0 million, or 8%, and $3.6 million, or 6%, respectively.
Revenue increased $29.5 million, or 10%, for the six months ended June 30, 2024 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile. Revenue from CTV and mobile increased by $19.5 million, or 15%, and $9.3 million, or 9%, respectively.
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
Cost of Revenue
Cost of revenue decreased $67.6 million, or 52%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to a decrease of $69.9 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in the third quarter of 2023. The decrease was partially offset by increases of $3.1 million in cloud hosting, data center, and bandwidth expenses, primarily due to revenue growth.
Cost of revenue decreased $126.5 million, or 50%, for the six months ended June 30, 2024, compared to the prior year period, primarily due to a decrease of $139.6 million in depreciation and amortization due to the same reason above. The decrease was partially offset by increases of $8.7 million in cloud hosting, data center, and bandwidth expenses, primarily due to revenue growth.
We expect cost of revenue to decrease through the remainder of 2024 compared to 2023 in absolute dollars primarily due to certain acquired intangible assets becoming fully amortized in 2023 and due to the change in estimated useful life of our network hardware assets. On January 1, 2024, we extended the estimated useful lives of our network hardware assets from three years to five years, which was due to actual and expected longer refresh cycles for these assets. Based on the related asset balance as of December 31, 2023 and those placed in service during the six months ended June 30, 2024, the effect of this change is estimated to reduce depreciation expense by $12.0 million for the full year ending December 31, 2024 when compared to what depreciation expense would have been based on the original expected useful lives of three years.

Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses decreased $2.9 million, or 6%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to a decrease of $4.7 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in the third quarter of 2023. The decrease was partially offset by an increase of $1.7 million of personnel related expenses.
Sales and marketing expenses decreased $12.3 million, or 12%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to a decrease of $17.1 million in depreciation and amortization due to the same reason above. The decrease was partially offset by increases of $3.7 million related to personnel expenses and $1.8 million of event and travel-related expenses.
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
Technology and Development
Technology and development expenses increased $2.4 million, or 10%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to increases of $1.9 million of software license expenses.
Technology and development expenses increased $5.1 million, or 11%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to increases of $3.0 million in software license expenses, $1.3 million of event and travel-related expenses, and $1.1 million of personnel related expenses.
We expect technology and development expenses to increase through the remainder of 2024 compared to 2023 in absolute dollars due to increases in software license expenses.
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
General and Administrative
General and administrative expenses decreased $3.0 million, or 12%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to a decrease of $4.4 million in bad debt expense, which was primarily attributable to a buyer that filed for bankruptcy in the second quarter of 2023. The decrease was partially offset by an increase of $1.7 million in personnel expenses.
General and administrative expenses increased $2.6 million, or 5%, for the six months ended June 30, 2024, compared to the prior year period, primarily due to increases of $3.9 million in personnel costs and $3.1 million in expenses associated with refinancing our 2021 Credit Agreement (defined below). The increase was partially offset by a decrease of $4.4 million in bad debt expense due to the same reason above.
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

Merger, Acquisition, and Restructuring Costs
We did not incur any merger, acquisition, and restructuring costs for the six months ended June 30, 2024. Merger, acquisition, and restructuring costs incurred during the six months ended June 30, 2023 were $7.5 million, and included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs, all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the acquisition of SpotX, Inc.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)		(in thousands)
Interest expense, net	$6,793	$8,520	$14,751	$16,695
Foreign exchange (gain) loss, net	516	(304)	(1,799)	(71)
(Gain) loss on extinguishment of debt	—	(5,427)	7,387	(13,976)
Other income	(1,284)	(1,358)	(2,576)	(2,671)
Total other (income) expense, net	$6,025	$1,431	$17,763	$(23)
Interest expense, net decreased $1.7 million and $1.9 million for the three and six months ended June 30, 2024, compared to the prior year periods, respectively. The net decrease is due to an increase in interest income and a decrease in interest expense as a result of lower convertible debt outstanding in 2024 as compared to the prior year period.
Foreign exchange (gain) loss, net changed by $0.8 million and $1.7 million for the three and six months ended June 30, 2024 compared to the prior year periods, respectively, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.
The loss on extinguishment of debt of $7.4 million for the six months ended June 30, 2024, was due to the refinancing of our 2021 Credit Agreement (defined below). The gain on extinguishment of debt of $5.4 million and $14.0 million during the three and six months ended June 30, 2023, respectively, was due to the repurchase of portions of our Convertible Senior Notes (defined below).
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $4.6 million and a tax benefit of $3.2 million for the three and six months ended June 30, 2024, respectively, and an income tax provision of $0.7 million and $0.4 million for the three and six months ended June 30, 2023, respectively. The tax provision and benefit for the three and six months ended June 30, 2024, respectively, was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The tax provision for the three and six months ended June 30, 2023 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision.

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

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Change %	June 30, 2024	June 30, 2023	Change %
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$162,880	$152,543	7%	$312,199	$282,693	10%
Gross profit	$100,274	$22,368	348%	183,691	27,690	563%
Contribution ex-TAC	$146,763	$134,682	9%	277,316	250,731	11%
Net loss	$(1,078)	$(73,889)	(99)%	(18,835)	(172,621)	(89)%
Adjusted EBITDA	$44,747	$37,331	20%	69,773	60,669	15%

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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Change %	June 30, 2024	June 30, 2023	Change %
	(in thousands)			(in thousands)
Revenue	$162,880	$152,543	7%	$312,199	$282,693	10%
Less: Cost of revenue	62,606	130,175	(52)%	128,508	255,003	(50)%
Gross profit	100,274	22,368	348%	183,691	27,690	563%
Add back: Cost of revenue, excluding TAC	46,489	112,314	(59)%	93,625	223,041	(58)%
Contribution ex-TAC	$146,763	$134,682	9%	$277,316	$250,731	11%
We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Contribution ex-TAC by channel:

	Contribution ex-TAC
	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Change %	June 30, 2024	June 30, 2023	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$62,953	$56,084	12%	$117,847	$102,496	15%
Mobile	57,713	53,392	8%	111,012	100,289	11%
Desktop	26,097	25,206	4%	48,457	47,946	1%
Total	$146,763	$134,682	9%	$277,316	$250,731	11%

Contribution ex-TAC increased $12.1 million, or 9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
Contribution ex-TAC increased $26.6 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
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

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(1,078)	$(73,889)	$(18,835)	$(172,621)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	6,662	10,259	12,640	19,625
Amortization of acquired intangibles	7,574	78,680	15,163	165,109
Stock-based compensation expense	19,660	18,707	40,491	37,994
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	—	—	7,322
Non-operational real estate and other (income) expense, net	(7)	122	17	238
Interest expense, net	6,793	8,520	14,751	16,695
Foreign exchange (gain) loss, net	516	(304)	(1,799)	(71)
(Gain) loss on extinguishment of debt	—	(5,427)	7,387	(13,976)
Other debt refinancing expense	—	—	3,140	—
Provision (benefit) for income taxes	4,627	663	(3,182)	354
Adjusted EBITDA	$44,747	$37,331	$69,773	$60,669
Adjusted EBITDA increased by $7.4 million during the three months ended June 30, 2024 compared to the prior year period, primarily due to increases in revenue described above, which were partially offset by increases in expenses to support this revenue growth. Refer to discussion in section "Comparison of the Three and Six Months Ended June 30, 2024 and 2023."
Adjusted EBITDA increased by $9.1 million during the six months ended June 30, 2024 compared to the prior year period for the same reasons above. Refer to discussion in section "Comparison of the Three and Six Months Ended June 30, 2024 and 2023."
Liquidity and Capital Resources
Liquidity
As of June 30, 2024, we had cash and cash equivalents of $326.5 million, of which $51.5 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $569.2 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $5.2 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At June 30, 2024, the balance of the Convertible Senior Notes was $203.1 million, net of unamortized debt issuance costs of $2.0 million. Accrued interest for the Convertible Senior Notes at June 30, 2024 was immaterial.
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
On February 6, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as our term loan administrative agent and Citibank, N.A. as our revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement provided for a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility") and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"). The proceeds from the 2024 Term Loan B Facility were used, among other things, to terminate and to repay in full the outstanding facilities under the prior credit agreement entered into in April 2021 (the "2021 Credit Agreement"), which included a term loan facility (the "2021 Term Loan B Facility") and a revolving facility (the "2021 Revolving Credit Facility"). At June 30, 2024, the balance of the 2024 Term Loan Facility was $349.6 million, net of unamortized debt discount and debt issuance costs of $14.5 million, and amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million. Accrued interest for the 2024 Term Loan B Facility at June 30, 2024 was $1.6 million.
On February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026.
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

    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flows provided by operating activities	$29,156	$43,223
Cash flows used in investing activities	(22,556)	(18,534)
Cash flows used in financing activities	(5,646)	(85,037)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(709)	257
Change in cash, cash equivalents and restricted cash	$245	$(60,091)
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
For the six months ended June 30, 2024, net cash provided by operating activities was $29.2 million compared to net cash provided by operating activities of $43.2 million for the six months ended June 30, 2023. Our operating activities included our net loss of $18.8 million and $172.6 million for the six months ended June 30, 2024 and 2023, respectively, which were offset by non-cash adjustments of $70.7 million and $217.7 million, respectively. Net changes in our working capital resulted in $22.7 million and $1.9 million of cash used in operating activities for the six months ended June 30, 2024 and June 30, 2023, respectively. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the six months ended June 30, 2024 and 2023, our investing activities used net cash of $22.6 million and $18.5 million, respectively. During the six months ended June 30, 2024 and 2023, we used cash for purchases of property and equipment of $15.0 million and $12.7 million, respectively, and used cash for investments in our internally developed software of $7.5 million and $5.8 million, respectively.
We anticipate cash flows used in our investing activities will generally increase through the remainder of 2024 compared to 2023 in order to support our overall growth, in particular with respect to investments in property and equipment and internally developed software.
Financing Activities
Our financing activities consisted of our debt refinancing activities, Convertible Senior Notes transactions, repayment of amounts borrowed under our 2024 Term Loan B Facility and our 2021 Term Loan B Facility, and transactions related to our equity plans.
For the six months ended June 30, 2024 and 2023, net cash used in financing activities was $5.6 million and $85.0 million, respectively. Cash outflows from financing activities for the six months ended June 30, 2024 primarily included $351.0 million of payments related to paying off our 2021 Term Loan B Facility, $12.7 million for taxes paid related to net share settlement of stock-based awards, and $4.5 million of payments related to debt issuance costs for our 2024 Term Loan B Facility and 2024 Revolver Facility. The outflows were partially offset by cash proceeds of $361.4 million from the issuance of our 2024 Term Loan B Facility, net of debt discount and cash proceeds from the employee stock purchase plan of $2.0 million.
Cash outflows from financing activities for the six months ended June 30, 2023 primarily included $75.0 million of payments related to repurchases of our Convertible Senior Notes, $9.7 million for taxes paid related to net share settlement of stock-based awards, $2.3 million for payment of our indemnification claims holdback related to historical acquisitions, and $1.8 million for repayment of our 2021 Term Loan B. The outflows were offset by cash proceeds from stock options exercised of $2.1 million and cash proceeds from issuance of common stock from the employee stock purchase plan of $1.9 million.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2024 other than the short-term operating leases described below and commitments mentioned in Note 12— "Commitments Contingencies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations and Known Future Cash Requirements
As of June 30, 2024, our principal commitments consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at June 30, 2024 (in thousands):

	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Lease liabilities associated with leases included Right of Use Asset as of June 30, 2024	$12,942	$19,766	$15,735	$10,122	$7,840	$14,360	$80,765
Convertible Senior Notes	—	—	205,067	—	—	—	205,067
Interest, Convertible Senior Notes	257	513	256	—	—	—	1,026
2024 Term Loan B Facility (1)	1,825	3,650	3,650	3,650	3,650	347,663	364,088
Interest, 2024 Term Loan B Facility (2)	18,230	35,890	35,527	35,164	34,897	71,945	231,653
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	438	939	939	939	939	309	4,503
Other non-cancelable obligations	4,554	5,339	1,265	515	241	—	11,914
Total	$38,246	$66,097	$262,439	$50,390	$47,567	$434,277	$899,016
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement, after the end of each fiscal year.

(2) Interest payments are based on an assumed rate of 9.81%, which was the rate as of June 30, 2024 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of June 30, 2024, fees based on outstanding but undrawn letters of credit as of June 30, 2024, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of long-term debt and associated interest and required fees.
Other non-cancelable obligations above include agreements in the normal course of business that are in excess of one year as of June 30, 2024.
In addition, the amounts above exclude commitments due within a year for a cloud-managed services agreement, under which the Company has a remaining non-cancelable minimum spend commitment from July 2024 to June 2025 of $57.6 million.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2024.

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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of June 30, 2024, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. The annualized impact to interest expense for each 100 basis points increase above the SOFR Floor on our 2024 Term Loan B Facility is approximately $3.6 million. The actual impact to our financial results of the same increase in interest rates is expected to be lower depending on the timing and magnitude of such rate changes relative to our SOFR Floor, and will be partially offset by higher interest income earned on our cash and cash equivalent balances over the same period. In future periods, we will continue to evaluate our investment opportunities and policy relative to our overall objectives.
With regard to all debt currently outstanding, the Company is potentially exposed to refinancing risk in the future, should the Company seek to refinance its debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.

Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at June 30, 2024 and December 31, 2023, including intercompany balances, would result in a foreign currency loss of approximately $9.1 million and $9.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2024. However, based on our knowledge as of June 30, 2024, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers

Common stock repurchases during the quarter ended June 30, 2024 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share
April 1 - April 30, 2024
Equity withholding(1)	—	$—
May 1 - May 31, 2024
Equity withholding(1)	375	$9.80
June 1 - June 30, 2024
Equity withholding(1)	10	$12.38
	385
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
Item 5. Other Information
Trading Plans
In the second quarter of 2024, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Adam Soroca	Chief Product Officer	Adopted June 14, 2024	September 16, 2024 - December 13, 2024	Sell up to 62,623, subject to certain conditions	Yes

Item 6. Exhibits

Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date August 7, 2024