Form 10-Q
period 2024-09-30
MAGNITE, INC.
filed 2024-11-07
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2024
Common Stock, $0.00001 par value	140,690,441

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$387,244	$326,219
Accounts receivable, net	1,163,804	1,176,276
Prepaid expenses and other current assets	22,318	20,508
TOTAL CURRENT ASSETS	1,573,366	1,523,003
Property and equipment, net	64,553	47,371
Right-of-use lease assets	57,565	60,549
Internal use software development costs, net	26,676	21,926
Intangible assets, net	28,349	51,011
Goodwill	978,217	978,217
Other assets, non-current	9,145	6,729
TOTAL ASSETS	$2,737,871	$2,688,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,384,732	$1,372,176
Lease liabilities, current	18,232	20,402
Debt, current	3,641	3,600
Other current liabilities	7,013	5,957
TOTAL CURRENT LIABILITIES	1,413,618	1,402,135
Debt, non-current, net of debt discount and debt issuance costs	550,168	532,986
Lease liabilities, non-current	46,577	49,665
Other liabilities, non-current	1,632	2,337
TOTAL LIABILITIES	2,011,995	1,987,123
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2024 and December 31, 2023; 141,148 and 138,577 shares issued and outstanding at September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	1,424,539	1,387,715
Accumulated other comprehensive loss	(1,086)	(2,076)
Accumulated deficit	(697,579)	(683,958)
TOTAL STOCKHOLDERS' EQUITY	725,876	701,683
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,737,871	$2,688,806

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$162,003	$150,085	$474,202	$432,778
Expenses:
Cost of revenue	62,544	84,878	191,052	339,881
Sales and marketing	39,585	38,227	125,514	136,407
Technology and development	20,261	23,537	72,981	71,135
General and administrative	24,490	21,286	73,786	68,023
Merger, acquisition, and restructuring costs	—	—	—	7,465
Total expenses	146,880	167,928	463,333	622,911
Income (loss) from operations	15,123	(17,843)	10,869	(190,133)
Other (income) expense:
Interest expense, net	6,848	7,574	21,599	24,269
Foreign exchange (gain) loss, net	3,019	(1,471)	1,220	(1,542)
(Gain) loss on extinguishment of debt	319	(4,156)	7,706	(18,132)
Other income	(1,306)	(1,346)	(3,882)	(4,017)
Total other expense, net	8,880	601	26,643	578
Income (loss) before income taxes	6,243	(18,444)	(15,774)	(190,711)
Provision (benefit) for income taxes	1,029	(967)	(2,153)	(613)
Net income (loss)	$5,214	$(17,477)	$(13,621)	$(190,098)
Net income (loss) per share:
Basic	$0.04	$(0.13)	$(0.10)	$(1.40)
Diluted	$0.04	$(0.13)	$(0.10)	$(1.40)
Weighted average shares used to compute net income (loss) per share:
Basic	141,270	137,372	140,376	136,084
Diluted	148,697	137,372	140,376	136,084

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$5,214	$(17,477)	$(13,621)	$(190,098)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,091	(962)	990	(488)
Other comprehensive income (loss)	2,091	(962)	990	(488)
Comprehensive income (loss)	$7,305	$(18,439)	$(12,631)	$(190,586)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	$791,298
Exercise of common stock options	303	—	1,486	—	—	1,486
Issuance of common stock related to RSU vesting	1,829	—	—	—	—	—
Shares withheld related to net share settlement	(700)	—	(9,046)	—	—	(9,046)
Stock-based compensation	—	—	19,856	—	—	19,856
Other comprehensive income	—	—	—	367	—	367
Net loss	—	—	—	—	(98,732)	(98,732)
Balance at March 31, 2023	135,438	$2	$1,331,517	$(2,784)	$(623,506)	$705,229
Exercise of common stock options	74	—	610	—	—	610
Issuance of common stock related to employee stock purchase plan	202	—	1,922	—	—	1,922
Issuance of common stock related to RSU and PSU vesting	1,215	—	—	—	—	—
Shares withheld related to net share settlement	(70)	—	(631)	—	—	(631)
Stock-based compensation	—	—	19,230	—	—	19,230
Other comprehensive income	—	—	—	107	—	107
Net loss	—	—	—	—	(73,889)	(73,889)
Balance at June 30, 2023	136,859	$2	$1,352,648	$(2,677)	$(697,395)	$652,578
Exercise of common stock options	15	—	60	—	—	60
Issuance of common stock related to RSU vesting	947	—	—	—	—	—
Stock-based compensation	—	—	17,911	—	—	17,911
Other comprehensive loss	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(17,477)	(17,477)
Balance at September 30, 2023	137,821	$2	$1,370,619	$(3,639)	$(714,872)	$652,110

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	—	$—	$701,683
Issuance of common stock related to RSU vesting	2,363	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(916)	—	(8,941)	—	—	—	—	(8,941)
Stock-based compensation	—	—	21,407	—	—	—	—	21,407
Other comprehensive loss	—	—	—	(1,015)	—	—	—	(1,015)
Net loss	—	—	—	—	(17,757)	—	—	(17,757)
Balance at March 31, 2024	140,024	$2	$1,400,181	$(3,091)	$(701,715)	—	$—	$695,377
Exercise of common stock options	32	—	187	—	—	—	—	187
Issuance of common stock related to employee stock purchase plan	305	—	1,983	—	—	—	—	1,983
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(385)	—	(3,802)	—	—	—	—	(3,802)
Stock-based compensation	—	—	20,382	—	—	—	—	20,382
Other comprehensive loss	—	—	—	(86)	—	—	—	(86)
Net loss	—	—	—	—	(1,078)	—	—	(1,078)
Balance at June 30, 2024	141,141	$2	$1,418,931	$(3,177)	$(702,793)	—	$—	$712,963
Exercise of common stock options	34	—	181	—	—	—	—	181
Issuance of common stock related to RSU vesting	1,060	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(389)	—	(4,939)	—	—	—	—	(4,939)
Purchase of treasury stock	—	—	—	—	—	(698)	(9,006)	(9,006)
Retirement of common stock	(698)	—	(9,006)	—	—	698	9,006	—
Stock-based compensation	—	—	19,372	—	—	—	—	19,372
Other comprehensive income	—	—	—	2,091	—	—	—	2,091
Net income	—	—	—	—	5,214	—	—	5,214
Balance at September 30, 2024	141,148	$2	$1,424,539	$(1,086)	$(697,579)	—	$—	$725,876

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net loss	$(13,621)	$(190,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,340	224,000
Stock-based compensation	59,161	55,462
(Gain) loss on extinguishment of debt	7,706	(18,132)
Provision for doubtful accounts	728	4,439
Amortization of debt discount and issuance costs	3,136	4,816
Non-cash lease expense	(2,291)	(804)
Deferred income taxes	(2,176)	(676)
Unrealized foreign currency gain, net	(846)	(3,734)
Other items, net	(17)	2,647
Changes in operating assets and liabilities:
Accounts receivable	10,113	19,033
Prepaid expenses and other assets	(855)	2,054
Accounts payable and accrued expenses	16,426	26,341
Other liabilities	700	(66)
Net cash provided by operating activities	120,504	125,282
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,082)	(17,139)
Capitalized internal use software development costs	(11,587)	(8,200)
Net cash used in investing activities	(40,669)	(25,339)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	413,463	—
Repayment of the Term Loan B Facility from refinancing and repricing activities	(403,113)	—
Payment for debt issuance costs	(4,547)	—
Repayment of debt	(913)	(2,700)
Repurchase of Convertible Senior Notes	—	(104,793)
Proceeds from exercise of stock options	368	2,156
Proceeds from issuance of common stock under employee stock purchase plan	1,983	1,922
Repayment of financing lease	—	(276)
Purchase of treasury stock	(9,006)	—
Taxes paid related to net share settlement	(17,682)	(9,677)
Payment of indemnification claims holdback	—	(2,313)
Net cash used in financing activities	(19,447)	(115,681)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	637	(209)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	61,025	(15,947)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,219	326,502
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$387,244	$310,555

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$387,244	$310,509
Restricted cash included in prepaid expenses and other current assets	—	46
Total cash, cash equivalents and restricted cash	$387,244	$310,555

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,160	$4,601
Cash paid for interest	$28,748	$27,609
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$511	$3,226
Capitalized stock-based compensation	$2,000	$1,535
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,020	$3,797
Non-cash financing activity related to Amendment No. 1 to the 2024 Credit Agreement	$311,974	$—

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2024, or for any future year.
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
In connection with the Company's periodic review of the estimated useful lives of its property and equipment, the Company extended the estimated useful lives of its network hardware assets from three years to five years effective January 1, 2024. The change in estimated useful lives were due to actual and expected longer refresh cycles for these assets. Based on the carrying value of network hardware assets as of December 31, 2023 and those placed in service during the nine months ended September 30, 2024, the effect of this change in estimate was an increase in income from operations of $3.2 million and $9.7 million for the three and nine months ended September 30, 2024, respectively, and an increase in net income of $2.5 million, or $0.02 per basic and diluted share, and a decrease in net loss of $5.9 million, or $0.04 per basic and diluted share for the three and nine months ended September 30, 2024, respectively. The updated policy reflecting the change in estimated useful lives is below.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company has one operating and reportable segment. While the Company is continuing to evaluate the impact of adopting this new accounting guidance, it expects the impact to be limited to disclosing significant expenses that are regularly provided to the chief operating decision maker beginning with the annual period ending December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company will adopt the guidance effective January 1, 2025 on a prospective basis. The Company expects the impact of adoption of this guidance to be limited to footnote disclosure and to result in additional disaggregation of information disclosed in the rate reconciliation and with respect to income taxes paid.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share data)
Basic and Diluted Net Income (Loss) Per Share:
Net income (loss)	$5,214	$(17,477)	$(13,621)	$(190,098)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	141,270	137,372	140,376	136,084
Basic net income (loss) per share	$0.04	$(0.13)	$(0.10)	$(1.40)

Diluted Income (Loss) Per Share:
Net income (loss) used to calculate diluted income (loss) per share	5,214	(17,477)	(13,621)	(190,098)

Weighted-average common shares used to compute basic net income (loss) per share	141,270	137,372	140,376	136,084
Dilutive effect of weighted-average restricted stock units	4,654	—	—	—
Dilutive effect of weighted-average common stock options	1,955	—	—	—
Dilutive effect of weighted-average performance stock units	796	—	—	—
Dilutive effect of weighted-average Employee Stock Purchase Plan ("ESPP") shares	22	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	148,697	137,372	140,376	136,084
Diluted net income (loss) per share	$0.04	$(0.13)	$(0.10)	$(1.40)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)		(in thousands)
Unvested restricted stock units	—	1,987	3,293	1,962
Options to purchase common stock	—	1,656	1,744	1,702
Unvested performance stock units	—	—	546	112
ESPP shares	—	84	47	37
Convertible Senior Notes	3,210	4,746	3,210	5,357
Total shares excluded from diluted net income (loss) per share	3,210	8,473	8,840	9,170

As of September 30, 2024, the performance stock units granted during 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 99%, 115%, and 150%, respectively. As of September 30, 2023, the performance stock units granted in 2021, 2022, and 2023 had expected achievement levels of 0%, 50%, and 32%, respectively. These expected achievement levels are included in the calculation of weighted-average shares in the tables above. Refer to Note 9—"Stock-Based Compensation" for additional information related to performance stock units.
As of September 30, 2024 and 2023, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 13) was approximately 3,210,098 and 4,305,871, respectively. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances.

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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	(in thousands, except percentages)
Revenue:
Net basis	$141,969	88%	$123,703	82%	$400,165	84%	$355,088	82%
Gross basis	20,034	12	26,382	18	74,037	16	77,690	18
Total	$162,003	100%	$150,085	100%	$474,202	100%	$432,778	100%
The following table presents the Company's revenue by channel for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	(in thousands, except percentages)
Channel:
CTV	$76,217	47%	$67,765	45%	$226,578	48%	$198,604	46%
Mobile	59,835	37	56,329	38	172,392	36	159,545	37
Desktop	25,951	16	25,991	17	75,232	16	74,629	17
Total	$162,003	100%	$150,085	100%	$474,202	100%	$432,778	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	(in thousands, except percentages)
United States	$120,240	74%	$111,281	74%	$357,015	75%	$322,923	75%
International	41,763	26	38,804	26	117,187	25	109,855	25
Total	$162,003	100%	$150,085	100%	$474,202	100%	$432,778	100%

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $3.6 million at September 30, 2024, and $20.4 million at December 31, 2023. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.

The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.5 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$2,653	$19,643	$20,363	$1,092
Write-offs	(17)	(30)	(18,951)	(773)
Increase (decrease) in provision for expected credit losses	986	(18)	2,210	19,276
Recoveries of previous write-offs	—	11	—	11
Allowance for doubtful accounts, ending balance	$3,622	$19,606	$3,622	$19,606
During the nine months ended September 30, 2024, the Company wrote off $19.0 million of allowance for doubtful accounts, of which $18.5 million was attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.
During the three and nine months ended September 30, 2024, the provision for expected credit losses associated with accounts receivable increased by $1.0 million and $2.2 million, respectively, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.6 million and $1.5 million, respectively, which resulted in $0.4 million and $0.7 million of bad debt expense, respectively. During the three and nine months ended September 30, 2023, the provision for expected credit losses associated with accounts receivable decreased by an immaterial amount and increased by $19.3 million, respectively, offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.2 million and $14.8 million, respectively, which resulted in $0.2 million of bad debt recoveries and $4.4 million of bad debt expense, respectively.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$318,400	$318,400	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$281,162	$281,162	$—	$—
At September 30, 2024 and December 31, 2023, cash equivalents of $318.4 million and $281.2 million, respectively, consisted of money market funds and commercial paper, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At September 30, 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 13), and at December 31, 2023, had debt outstanding under its Convertible Senior Notes and loans under its 2021 Term Loan B Facility (as defined in Note 13) included in its balance sheets, respectively. The estimated fair value of the Company's Convertible Senior Notes was $187.1 million and $174.3 million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of September 30, 2024 and December 31, 2023 and is classified as Level 2 in the fair value hierarchy. At September 30, 2024 and December 31, 2023, the estimated fair value of the Company's 2024 Term Loan B Facility and of the Company's 2021 Term Loan B Facility was $366.8 million and $352.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2024 and 2023.
Note 5—Other Balance Sheet Amounts
Accounts payable and accrued expenses included the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts payable—seller	$1,343,892	$1,333,242
Accounts payable—trade	22,608	23,844
Accrued employee-related payables	18,232	15,090
Total	$1,384,732	$1,372,176

Note 6—Property and Equipment
Major classes of property and equipment were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Computer equipment and network hardware	$178,735	$154,821
Furniture, fixtures, and office equipment	4,051	4,031
Leasehold improvements	3,852	3,893
Purchased software	1,124	1,124
Gross property and equipment	187,762	163,869
Accumulated depreciation	(123,209)	(116,498)
Net property and equipment	$64,553	$47,371
Depreciation expense on property and equipment totaled $4.0 million and $6.4 million for the three months ended September 30, 2024 and 2023, respectively and $10.9 million and $17.4 million for the nine months ended September 30, 2024 and 2023. See Note 1 for information related to the change in estimated useful lives of network hardware assets.
The Company's property and equipment, net by geographical region was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
United States	$52,970	$32,161
International	11,583	15,210
Total	$64,553	$47,371
Note 7—Intangible Assets
The Company’s intangible assets as of September 30, 2024 and December 31, 2023 included the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$109,736
Customer relationships	37,300	37,300
In-process research and development	8,830	8,830
Trademarks	900	900
Non-compete agreements	—	200
Total identifiable intangible assets, gross	156,766	156,966
Accumulated amortization—intangible assets:
Developed technology	(89,286)	(75,321)
Customer relationships	(31,860)	(24,867)
In-process research and development	(6,371)	(4,832)
Trademarks	(900)	(750)
Non-compete agreements	—	(185)
Total accumulated amortization—intangible assets	(128,417)	(105,955)
Total identifiable intangible assets, net	$28,349	$51,011

Amortization of intangible assets for the three months ended September 30, 2024 and 2023 was $7.5 million and $29.8 million, respectively and $22.7 million and $194.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2024:

Fiscal Year	Amount
(in thousands)
Remaining 2024	$7,472
2025	14,445
2026	6,001
2027	431
Total	$28,349

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

During the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, the Company did not incur any merger, acquisition, and restructuring costs. During the nine months ended September 30, 2023, the Company incurred merger, acquisition, and restructuring costs of $7.5 million, which included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the 2021 acquisition of SpotX Inc., including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize.

Note 9—Stock-Based Compensation
Stock Options
A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	4,262	$8.65
Granted	130	$9.20
Exercised	(66)	$5.55
Expired	(123)	$15.05
Outstanding at September 30, 2024	4,203	$8.53	4.9 years	$28,162
Exercisable at September 30, 2024	3,741	$7.87	4.5 years	$27,311
The total intrinsic value of options exercised during the nine months ended September 30, 2024 was $0.5 million. At September 30, 2024, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $3.8 million, which is expected to be recognized over a weighted-average period of 2.0 years. Total grant date fair value of options vested during the nine months ended September 30, 2024 was $2.7 million.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the nine months ended September 30, 2024 was $6.34 per share. The weighted-average input assumptions used by the Company were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.93%	3.99%
Expected volatility	84%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2023	11,450	$12.63
Granted	7,019	$9.35
Canceled	(819)	$10.99
Vested and released	(4,588)	$12.81
Restricted stock units outstanding and unvested at September 30, 2024	13,062	$10.90
The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2024 was $9.35. The intrinsic value of restricted stock units that vested during the nine months ended September 30, 2024 was $48.5 million. At September 30, 2024, the intrinsic value of unvested restricted stock units was $180.9 million. At September 30, 2024, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $124.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
During the nine months ended September 30, 2024, the Company granted PSUs with an aggregate target of 486,431 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2024, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2024.
A summary of PSU activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	967	$18.17
Granted	486	$11.76
Forfeited	(26)	$52.49
Outstanding at September 30, 2024	1,427	$15.35
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

	Nine Months Ended
	September 30, 2024	September 30, 2023
Performance period (in years)	3.0	3.0
Risk-free interest rate	4.05%	4.19%
Expected volatility of Magnite	87%	94%
Expected volatility of selected peer companies	55%	64%
Expected correlation coefficients of Magnite	0.59	0.62
Expected correlation coefficients of selected peer companies	0.47	0.54
Dividend yield	—%	—%
At September 30, 2024, the intrinsic value of unvested performance stock units based on expected achievement levels was $18.8 million. As of September 30, 2024, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $8.7 million, which will be recognized over a weighted-average period of 1.7 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)		(in thousands)
Cost of revenue	$523	$446	$1,501	$1,373
Sales and marketing	7,755	6,371	23,963	20,869
Technology and development	4,288	4,999	14,593	15,918
General and administrative	6,104	5,652	19,104	17,159
Merger, acquisition, and restructuring costs	—	—	—	143
Total stock-based compensation expense	$18,670	$17,468	$59,161	$55,462
As of September 30, 2024, an aggregate of 17,958,062 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of September 30, 2024, the Company has reserved 4,425,429 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").

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
The Company recorded an income tax provision of $1.0 million and tax benefit of $2.2 million for the three and nine months ended September 30, 2024, respectively, and an income tax benefit of $1.0 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The tax provision and benefit for the three and nine months ended September 30, 2024, respectively, was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the foreign income tax provision. The tax benefit for the three and nine months ended September 30, 2023 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
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
There was no material change to the Company's unrecognized tax benefits in the nine months ended September 30, 2024 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 11—Lease Obligations
Operating lease expense was $5.7 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively, and $17.2 million and $18.8 million for the nine months ended September 30, 2024 and 2023, respectively. Variable lease expense was an immaterial amount and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company also received rental income of $1.3 million and $1.3 million for real estate leases for which it subleases the property to third parties during the three months ended September 30, 2024 and 2023, respectively, and $3.9 million and $4.0 million during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and December 31, 2023, a weighted average discount rate of 6.19% and 6.19%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet. The lease terms of the Company’s operating leases generally range from one year to ten years, and the weighted average remaining lease term of leases included in the lease liabilities is 4.7 years and 5.2 years as of September 30, 2024 and December 31, 2023, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of September 30, 2024 (in thousands):

Fiscal Year
Remaining 2024	$6,109
2025	19,917
2026	15,811
2027	10,163
2028	7,853
Thereafter	14,416
Total lease payments (undiscounted)	74,269
Less: imputed interest	(9,460)
Lease liabilities—total (discounted)	$64,809
Note 12—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 11).
As of September 30, 2024 and December 31, 2023, the Company had $5.2 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of September 30, 2024, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2024	$2,004
2025	5,541
2026	1,398
2027	515
2028	241
Total	$9,699
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

Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2024. However, based on management’s knowledge as of September 30, 2024, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 13—Debt
Long term debt as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance cost	(1,718)	(2,598)
Net carrying value of Convertible Senior Notes	203,349	202,469
Term Loan B Facility*	364,088	351,000
Less: Unamortized discount and debt issuance cost	(13,628)	(16,883)
Net carrying value of Term Loan B Facility*	350,460	334,117

Balance Sheet Presentation:
Debt, current	3,641	3,600
Debt, non-current, net of debt discount and debt issuance costs	550,168	$532,986
Total debt	$553,809	$536,586
* Term Loan B Facility as of September 30, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
Maturities of the principal amount of the Company's long-term debt as of September 30, 2024 are as follows (in thousands):

Fiscal Year
Remaining 2024	$910
2025	3,641
2026	208,708
2027	3,641
2028	3,641
Thereafter	348,614
Total	$569,155
Amortization of debt discount and debt issuance cost is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance cost associated with the Company's indebtedness totaled $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $4.5 million for the three and nine months ended September 30, 2023, respectively. In addition, amortization of deferred financing costs was $0.1 million and $0.4 million for the three and nine months ended September

30, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. Deferred financing costs are included in other assets, non-current assets.
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
Subject to the terms of the indenture agreement, the Company has the right, at its election, to redeem all, or any portion (subject to the partial redemption limitation) in an authorized denomination, of the Convertible Senior Notes, at any time, and from time to time, on a redemption date on or after March 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, for cash, but only if the "last reported sale price," as defined under the Offering Memorandum, per share of common stock exceeds 130% of the "conversion price" on (i) each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any note for redemption will constitute a "make-whole fundamental change" (as defined below) with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. If the Company elects to redeem less than all of the outstanding notes, then the redemption will not constitute a make-whole fundamental change with respect to the notes not called for redemption, and holders of the notes not called for redemption will not be entitled to an increased conversion rate for such notes as described above on account of the redemption, except to the limited extent described further below. No sinking fund is provided for the Convertible Senior Notes, which means that the Company is not required to redeem or retire the Convertible Senior Notes periodically.
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
During the three and nine months ended September 30, 2023, the Company repurchased its Convertible Senior Notes in the open market with cash on hand for $29.8 million and $104.8 million, respectively. The Company recognized a gain on extinguishment of debt of $4.2 million and $18.1 million related to the repurchase of $34.5 million and $124.9 million of principal balance of Convertible Senior Notes and $0.5 million and $2.0 million of unamortized debt issuance costs associated with the extinguished debt during the three and nine months ended September 30, 2023, respectively. The gain on extinguishment is included in other (income) expense in the Company's condensed consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2024 and 2023 (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractual interest expense	$129	$189	$385	$642
Amortization of debt issuance costs	293	434	880	1,470
Total interest expense	$422	$623	$1,265	$2,112
Effective interest rate	0.82%	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2024 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2024	$293
2025	1,173
2026	252
Total	$1,718
2021 and 2024 Credit Agreements
On April 30, 2021, the Company entered into a credit agreement (the "2021 Credit Agreement") with Goldman Sachs Bank USA as administrative agent and collateral agent, and other lender parties thereto. The 2021 Credit Agreement provided for a

$360.0 million seven-year senior secured term loan facility ("2021 Term Loan B Facility"), which had a maturity in April 2028, and a $65.0 million senior secured revolving credit facility (as amended in June 2021, the "2021 Revolving Credit Facility"), which had a maturity in December 2025. In June 2023, the Company amended the 2021 Credit Agreement (the "Amended 2021 Credit Agreement") to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the Amended 2021 Credit Agreement, which is based on the secured overnight financing rate ("SOFR").
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
On February 6, 2024, the Company refinanced its credit agreement whereby it entered into a new credit agreement (the "2024 Credit Agreement") with Morgan Stanley Senior Funding, Inc. as the Company term loan administrative agent and Citibank, N.A. as the Company's revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement included a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility"), whose loans will mature in February 2031 and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which will mature in February 2029. The Company primarily used the proceeds from the 2024 Term Loan B Facility to repay in full all outstanding amounts owed under the Company's Amended 2021 Credit Agreement. Accordingly, the Amended 2021 Credit Agreement was terminated and replaced in its entirely. The obligations under the 2024 Credit Agreement are secured by substantially all of the assets of the Company.
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
On September 18, 2024, the Company entered into Amendment No. 1 to the 2024 Credit Agreement ("Amendment No. 1"), which reduced the interest rate of the 2024 Term Loan B Facility by 75 basis points to Term SOFR plus a margin of 3.75%, from the previous rate of Term SOFR plus a margin of 4.50%. Amendment No. 1 also reduced the interest rate margin of any ABR Loans (as defined in Amendment No. 1) by 75 basis points to ABR plus a margin of 2.75% from the previous rate of ABR plus a margin of 3.50%. The remaining terms of the 2024 Term Loan B Facility and 2024 Revolving Credit Facility were substantially unchanged.
As of September 30, 2024, the contractual interest rate related to the Term Loan B Facility was 8.60%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of September 30, 2024, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At September 30, 2024, amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 1 was $364.1 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended September 30, 2024.

The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility and 2021 Term Loan B Facility at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	(in thousands)
Term Loan B Facility*	$364,088	$351,000
Unamortized debt discounts	(6,460)	(6,594)
Unamortized debt issuance costs	(7,168)	(10,289)
Debt, net of debt discount and debt issuance costs	$350,460	$334,117
* Term Loan B Facility as of September 30, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
February 6, 2024 Debt Refinance
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
For lenders of the 2021 Credit Agreement that did not continue to participate in the 2024 Credit Agreement, their pro-rata portion of the unamortized debt discount of $2.8 million, unamortized debt issuance cost of $4.3 million, and unamortized deferred financing costs of $0.3 million were deemed to be extinguished. The resulting loss on extinguishment of debt of $7.4 million is included in other (income) expense in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2024.
The Company paid $7.7 million in third-party fees related to the closing of the 2024 Credit Agreement. Third-party fees attributed to new lenders of $2.4 million were capitalized as part of the debt issuance cost and will be amortized over the term of the 2024 Term Loan B Facility while third-party fees attributed to Modified Loans of $3.1 million were included in general and administrative expenses in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2024. In addition, third-party fees of $2.1 million attributed to new revolving lenders and Modified Commitments were capitalized as part of deferred financing costs and will be amortized over the term of the 2024 Revolving Facility. The Company also capitalized additional debt discount costs of $3.7 million associated with the closing of the 2024 Term Loan B Facility, which will be amortized over the term of the 2024 Term Loan B Facility.
September 18, 2024 Debt Repricing
The Company analyzed the changes of Amendment No. 1 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized a loss on extinguishment of $0.3 million related to $0.2 million of unamortized debt discount and $0.2 million of unamortized debt issuance cost related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company paid $1.0 million in third-party fees related to Amendment No. 1 of which an immaterial amount was capitalized as debt issuance cost and $1.0 million was included in general and administrative expenses in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2024. As part of Amendment No. 1, most lenders decided to roll their loan balances over from the original 2024 Term Loan B Facility to the amended 2024 Term Loan B Facility, while some decided to cash out and reassign their loan balances. On September 18, 2024, $312.0 million of the 2024 Term Loan B Facility principal balance was rolled over as part of non-cash financing activities while $52.1 million of the 2024 Term Loan B Facility principal balance was repaid and then reissued.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractual interest expense	$9,084	$9,372	$27,282	$26,799
Amortization of debt discount	264	391	848	1,175
Amortization of debt issuance costs	292	610	1,008	1,833
Total interest expense	$9,640	$10,373	$29,138	$29,807
Effective interest rate	10.59%	11.76%	10.71%	11.24%

Amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs for fiscal years 2024 through 2028 and thereafter is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2024	$263	$291
2025	1,043	1,157
2026	1,032	1,146
2027	1,022	1,134
2028	1,011	1,122
Thereafter	2,089	2,318
Total	$6,460	$7,168

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
Due to the size and complexity of the digital advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic advertising allows buyers and sellers to transact on an impression-by-impression basis through the use of real-time bidding technology, and allows for the use of advanced data and identity solutions to better target ad campaigns. Programmatic transactions include open auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. These reserve auctions may be "guaranteed," where a buyer has negotiated a pre-established price and volume with a seller, otherwise referred to as "programmatic guaranteed."
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. Initially, many streaming services were subscription based, but as the market has matured, the largest streaming publishers have adopted ad-supported models or hybrid models that rely on a combination of subscription fees and advertising. With the proliferation of CTV advertising inventory, we believe that brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Moreover, we believe that as the amount of CTV inventory continues to scale, a greater percentage of CTV advertising inventory will be sold programmatically, and through biddable environments rather than programmatic guaranteed, in order to attract a broader set of advertisers that have not historically advertised on linear TV.
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
For instance, Google had previously announced plans to fully deprecate third-party cookies by the end of 2024. However, recently Google announced that they will no longer be deprecating third-party cookies and instead will be introducing features that allow consumers to opt out of third-party cookies, while further investing in their own proprietary solutions. We would expect these new features to result in an increase in the number of users opting out of third-party cookies on Chrome browsers, which could lead to some short-term uncertainty as well as a decrease in CPMs.
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
Macroeconomic Developments
Macroeconomic challenges, such as inflation, the interest rate environment, global conflicts, the risk of a recession, and labor strikes, generally have a negative impact on ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation could result in an increase in our cost base relative to our revenue.
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
For the three and nine months ended September 30, 2024, our revenue reported on a gross basis was 12% and 16%, respectively, of total revenue, and for the three and nine months ended September 30, 2023, our revenue reported on a gross basis was 18% and 18%, respectively, of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K and in Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements.
Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue primarily consists of cloud hosting, data center, and bandwidth costs, ad verification costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of internally-developed software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and software costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
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
Technology and Development. Our technology and development expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of our solution, software costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our condensed consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Nine Months Ended		Change %
	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
	(in thousands)			(in thousands)
Revenue	$162,003	$150,085	8%	$474,202	$432,778	10%
Expenses (1)(2):
Cost of revenue	62,544	84,878	(26)%	191,052	339,881	(44)%
Sales and marketing	39,585	38,227	4%	125,514	136,407	(8)%
Technology and development	20,261	23,537	(14)%	72,981	71,135	3%
General and administrative	24,490	21,286	15%	73,786	68,023	8%
Merger, acquisition, and restructuring costs	—	—	—%	—	7,465	(100)%
Total expenses	146,880	167,928	(13)%	463,333	622,911	(26)%
Income (loss) from operations	15,123	(17,843)	NM	10,869	(190,133)	NM
Other (income) expense, net	8,880	601	NM	26,643	578	NM
Income (loss) before income taxes	6,243	(18,444)	NM	(15,774)	(190,711)	(92)%
Provision (benefit) for income taxes	1,029	(967)	NM	(2,153)	(613)	251%
Net income (loss)	$5,214	$(17,477)	NM	$(13,621)	$(190,098)	(93)%

NM - Not meaningful

(1) Stock-based compensation expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)		(in thousands)
Cost of revenue	$523	$446	$1,501	$1,373
Sales and marketing	7,755	6,371	23,963	20,869
Technology and development	4,288	4,999	14,593	15,918
General and administrative	6,104	5,652	19,104	17,159
Merger, acquisition, and restructuring costs	—	—	—	143
Total stock-based compensation expense	$18,670	$17,468	$59,161	$55,462

(2) Depreciation and amortization expense included in our expenses was as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)		(in thousands)
Cost of revenue	$11,878	$36,328	$34,032	$198,055
Sales and marketing	2,485	2,620	7,684	24,956
Technology and development	101	199	372	591
General and administrative	73	119	252	398
Total depreciation and amortization expense	$14,537	$39,266	$42,340	$224,000

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	100%	100%	100%	100%
Cost of revenue	39	57	40	79
Sales and marketing	24	25	26	32
Technology and development	13	16	15	16
General and administrative	15	14	16	16
Merger, acquisition, and restructuring costs	—	—	—	2
Total expenses	91	112	98	144
Income (loss) from operations	9	(12)	2	(44)
Other (income) expense, net	5	—	6	—
Income (loss) before income taxes	4	(12)	(3)	(44)
Provision (benefit) for income taxes	1	(1)	—	—
Net income (loss)	3%	(12)%	(3)%	(44)%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue
Revenue increased $11.9 million, or 8%, for the three months ended September 30, 2024 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile revenue, including contributions from political advertising. Revenue from CTV and mobile increased by $8.5 million, or 12%, and $3.5 million, or 6%, respectively.
Revenue increased $41.4 million, or 10%, for the nine months ended September 30, 2024 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile revenue. Revenue from CTV and mobile increased by $28.0 million, or 14%, and $12.8 million, or 8%, respectively.
Our revenue is largely a function of the number of advertising transactions and the price, or CPM, at which the inventory is sold, which results in total advertising spend on our platform, and, with respect to our revenue reported on a net basis, the take rate we charge for our services. Because pricing and take rate vary across publisher, channel, and transaction type, our revenue is subject to changes in publisher-specific take rates, and shifts in the mix of advertising spend on our platform among publishers and transaction types. For instance, managed services tend to have higher take rates while reserve auctions tend to have lower take rates. We expect our revenue to increase through the remainder of 2024 compared to 2023 and we expect CTV will continue to be our biggest growth driver, inclusive of political advertising.
Cost of Revenue
Cost of revenue decreased $22.3 million, or 26%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to decreases of $24.5 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in the third quarter of 2023, and $4.4 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis. The decrease was partially offset by increases of $3.6 million in software costs primarily due to revenue growth.
Cost of revenue decreased $148.8 million, or 44%, for the nine months ended September 30, 2024, compared to the prior year period, primarily due to decreases of $164.0 million in depreciation and amortization due to the same reason above. The decrease was partially offset by increases of $10.3 million in cloud hosting, data center, and bandwidth expenses, primarily due to revenue growth.
On January 1, 2024, we extended the estimated useful lives of our network hardware assets from three years to five years, which was due to actual and expected longer refresh cycles for these assets. Based on the related asset balance as of December 31, 2023 and those placed in service during the nine months ended September 30, 2024, the effect of this change is estimated to reduce depreciation expense by $12.7 million for the full year ending December 31, 2024 when compared to what depreciation expense would have been based on the original expected useful lives of three years.
We expect cost of revenue to remain relatively flat through the remainder of 2024 compared to 2023 in absolute dollars. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and internally-developed software costs.
Sales and Marketing
Sales and marketing expenses increased $1.4 million, or 4%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to increases of $2.6 million in personnel costs.
Sales and marketing expenses decreased $10.9 million, or 8%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to decreases of $17.3 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in 2023. The decrease was partially offset by increases of $6.3 million in personnel costs.
We expect sales and marketing expenses to increase through the remainder of 2024 compared to 2023 in absolute dollars primarily due to increases in personnel costs.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased $3.3 million, or 14%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to decreases of $2.2 million in personnel costs and $1.0 million in software costs.
Technology and development expenses increased $1.8 million, or 3%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to increases of $2.0 million in software costs and $1.3 million in event and travel-related expenses. The increase was partially offset by decreases of $1.0 million in personnel costs.
We expect technology and development expenses to remain relatively flat through the remainder of 2024 compared to 2023 in absolute dollars.
The timing and amount of our capitalized development and enhancement projects may affect the amount of development costs expensed in any given period. As a percentage of revenue, technology and development expense may fluctuate from quarter to quarter and period to period based on revenue levels, the timing and amounts of technology and development efforts, the timing and the rate of the amortization of internally-developed capitalized projects and the timing and amounts of future capitalized internally-developed software costs.
General and Administrative
General and administrative expenses increased $3.2 million, or 15%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to increases of $1.1 million in personnel costs and $1.0 million in refinancing expenses associated with repricing our 2024 Term Loan B Facility (defined below) in September 2024.
General and administrative expenses increased $5.8 million, or 8%, for the nine months ended September 30, 2024, compared to the prior year period, primarily due to increases of $5.0 million in personnel costs and $4.1 million in expenses associated with refinancing our 2021 Credit Agreement (defined below) in February 2024 and repricing our 2024 Term Loan B Facility in September 2024. The increase was partially offset by a decrease of $3.7 million in bad debt expense, which was primarily attributable to a buyer that filed for bankruptcy in the second quarter of 2023.
We expect general and administrative expenses to remain relatively flat through the remainder of 2024 compared to 2023 in absolute dollars.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.

Merger, Acquisition, and Restructuring Costs
We did not incur any merger, acquisition, and restructuring costs for the nine months ended September 30, 2024. Merger, acquisition, and restructuring costs incurred during the nine months ended September 30, 2023 were $7.5 million, and included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs, all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the acquisition of SpotX, Inc.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)		(in thousands)
Interest expense, net	$6,848	$7,574	$21,599	$24,269
Foreign exchange (gain) loss, net	3,019	(1,471)	1,220	(1,542)
(Gain) loss on extinguishment of debt	319	(4,156)	7,706	(18,132)
Other income	(1,306)	(1,346)	(3,882)	(4,017)
Total other (income) expense, net	$8,880	$601	$26,643	$578
Interest expense, net decreased $0.7 million and $2.7 million for the three and nine months ended September 30, 2024, compared to the prior year periods, respectively. The net decrease is due to an increase in interest income and a decrease in interest expense as a result of lower convertible debt outstanding in 2024 as compared to the prior year period and the lower interest incurred under the 2024 Term Loan B Facility (defined below) compared to the 2021 Term Loan B Facility (defined below).
Foreign exchange (gain) loss, net changed by $4.5 million and $2.8 million for the three and nine months ended September 30, 2024 compared to the prior year periods, respectively, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.
The loss on extinguishment of debt of $0.3 million and $7.7 million for the three and nine months ended September 30, 2024, respectively was due to the refinancing of our 2021 Credit Agreement (defined below) in February 2024 and the repricing of our 2024 Term Loan B Facility (defined below) in September 2024, which are further discussed below. The gain on extinguishment of debt of $4.2 million and $18.1 million during the three and nine months ended September 30, 2023, respectively, was due to the repurchase of portions of our Convertible Senior Notes (defined below).
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $1.0 million and a tax benefit of $2.2 million for the three and nine months ended September 30, 2024, respectively, and an income tax benefit of $1.0 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The tax provision and benefit for the three and nine months ended September 30, 2024, respectively, was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The tax benefit for the three and nine months ended September 30, 2023 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision.

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

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change %	September 30, 2024	September 30, 2023	Change %
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$162,003	$150,085	8%	$474,202	$432,778	10%
Gross profit	$99,459	$65,207	53%	283,150	92,897	205%
Contribution ex-TAC	$149,428	$133,136	12%	426,744	383,867	11%
Net income (loss)	$5,214	$(17,477)	N/M	(13,621)	(190,098)	(93)%
Adjusted EBITDA	$50,564	$40,289	26%	120,337	100,958	19%
NM - Not meaningful
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change %	September 30, 2024	September 30, 2023	Change %
	(in thousands)			(in thousands)
Revenue	$162,003	$150,085	8%	$474,202	$432,778	10%
Less: Cost of revenue	62,544	84,878	(26)%	191,052	339,881	(44)%
Gross profit	99,459	65,207	53%	283,150	92,897	205%
Add back: Cost of revenue, excluding TAC	49,969	67,929	(26)%	143,594	290,970	(51)%
Contribution ex-TAC	$149,428	$133,136	12%	$426,744	$383,867	11%
We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform, which informs decisions as to business strategy and the allocation of resources and capital. The following table presents Contribution ex-TAC by channel:

	Contribution ex-TAC
	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change %	September 30, 2024	September 30, 2023	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$64,389	$52,468	23%	$182,236	$154,964	18%
Mobile	59,346	54,971	8%	170,358	155,260	10%
Desktop	25,693	25,697	—%	74,150	73,643	1%
Total	$149,428	$133,136	12%	$426,744	$383,867	11%

Contribution ex-TAC increased $16.3 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
Contribution ex-TAC increased $42.9 million, or 11%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
We expect our Contribution ex-TAC to increase through the remainder of 2024 compared to 2023 and we expect CTV will continue to be our biggest growth driver.
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$5,214	$(17,477)	$(13,621)	$(190,098)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	7,038	9,507	19,678	29,132
Amortization of acquired intangibles	7,499	29,759	22,662	194,868
Stock-based compensation expense	18,670	17,468	59,161	55,462
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	—	—	7,322
Non-operational real estate and other (income) expense, net	(35)	52	(18)	290
Interest expense, net	6,848	7,574	21,599	24,269
Foreign exchange (gain) loss, net	3,019	(1,471)	1,220	(1,542)
(Gain) loss on extinguishment of debt	319	(4,156)	7,706	(18,132)
Other debt refinancing expense	963	—	4,103	—
Provision (benefit) for income taxes	1,029	(967)	(2,153)	(613)
Adjusted EBITDA	$50,564	$40,289	$120,337	$100,958
Adjusted EBITDA increased by $10.3 million during the three months ended September 30, 2024 compared to the prior year period, primarily due to increases in revenue, described above, which were partially offset by increases in expenses to support this revenue growth. Refer to discussion in section "Comparison of the Three and Nine Months Ended September 30, 2024 and 2023."
Adjusted EBITDA increased by $19.4 million during the nine months ended September 30, 2024 compared to the prior year period for the same reasons above. Refer to discussion in section "Comparison of the Three and Nine Months Ended September 30, 2024 and 2023."
Liquidity and Capital Resources
Liquidity
As of September 30, 2024, we had cash and cash equivalents of $387.2 million, of which $54.4 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $569.2 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $5.2 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At September 30, 2024, the balance of the Convertible Senior Notes was $203.3 million, net of unamortized debt issuance costs of $1.7 million.
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
On February 6, 2024, we entered into a credit agreement (the "2024 Credit Agreement") with Morgan Stanley Senior Funding, Inc. as our term loan administrative agent and Citibank, N.A. as our revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement provided for a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility") and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"). The proceeds from the 2024 Term Loan B Facility were used, among other things, to terminate and to repay in full the outstanding facilities under the prior credit agreement entered into in April 2021 (the "2021 Credit Agreement"), which included a term loan facility (the "2021 Term Loan B Facility") and a revolving facility (the "2021 Revolving Credit Facility").
On September 18, 2024, we entered into Amendment No. 1 to the 2024 Credit Agreement ("Amendment No. 1"), which reduced the interest rate of the 2024 Term Loan B Facility by 75 basis points to Term SOFR plus a margin of 3.75% from the previous rate of Term SOFR plus a margin of 4.50%. The remaining terms of the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility were substantially unchanged.
At September 30, 2024, the balance of the 2024 Term Loan Facility was $350.5 million, net of unamortized debt discount and debt issuance costs of $13.6 million, and amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million.
On February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. During the three months ended September 30, 2024, we repurchased 697,719 shares of the Company's common stock for an aggregate amount of $9.0 million. As of September 30, 2024, $116.0 million remains available under the February 2024 Repurchase Plan. From October 1, 2024 to November 6, 2024, we repurchased 462,777 additional shares of the Company's common stock for an aggregate amount of $5.6 million, resulting in $110.4 million remaining available under the February 2024 Repurchase Plan as of November 6, 2024.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Cash flows provided by operating activities	$120,504	$125,282
Cash flows used in investing activities	(40,669)	(25,339)
Cash flows used in financing activities	(19,447)	(115,681)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	637	(209)
Change in cash, cash equivalents and restricted cash	$61,025	$(15,947)
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
For the nine months ended September 30, 2024, net cash provided by operating activities was $120.5 million compared to net cash provided by operating activities of $125.3 million for the nine months ended September 30, 2023. Our operating activities included our net loss of $13.6 million and $190.1 million for the nine months ended September 30, 2024 and 2023, respectively, which were offset by non-cash adjustments of $107.7 million and $268.0 million, respectively. Net changes in our working capital resulted in $26.4 million and $47.4 million of cash provided by operating activities for the nine months ended September 30, 2024 and September 30, 2023, respectively. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2024 and 2023, our investing activities used net cash of $40.7 million and $25.3 million, respectively. During the nine months ended September 30, 2024 and 2023, we used cash for purchases of property and equipment of $29.1 million and $17.1 million, respectively, and used cash for investments in our internally developed software of $11.6 million and $8.2 million, respectively.
We anticipate cash flows used in our investing activities will remain relatively flat through the remainder of 2024 compared to 2023.
Financing Activities
Our financing activities consisted of our debt refinancing and repricing activities, Convertible Senior Notes transactions, repayment of amounts borrowed under our 2024 Term Loan B Facility and our 2021 Term Loan B Facility, and transactions related to our share repurchases and equity plans.
For the nine months ended September 30, 2024 and 2023, net cash used in financing activities was $19.4 million and $115.7 million, respectively. Cash outflows from financing activities for the nine months ended September 30, 2024 primarily included $403.1 million of payments related to paying off our 2021 Term Loan B Facility in February 2024 and repricing our 2024 Term Loan B Facility in September 2024, $17.7 million for taxes paid related to net share settlement of stock-based awards, $9.0 million of payments related to share repurchases, and $4.5 million of payments related to debt issuance costs primarily related to the issuance of our 2024 Term Loan B Facility and 2024 Revolver Facility in February 2024. The outflows were partially offset by cash proceeds primarily consisting of $413.5 million from the issuance of our 2024 Term Loan B Facility, net of debt discount, and the repricing of our 2024 Term Loan B Facility in September 2024, and cash proceeds from the employee stock purchase plan of $2.0 million. In connection with Amendment No. 1, most lenders decided to roll their loan balances over from the original 2024 Term Loan B Facility to the amended 2024 Term Loan B Facility, while some decided to cash out and reassign their loan balances. On

September 18, 2024, $312.0 million of the 2024 Term Loan B Facility principal balance was rolled over as part of non-cash financing activities while the remaining lenders who were repaid and then had their loans reissued were included in the $403.1 million cash outflows and the $413.5 million cash proceeds mentioned above.
Cash outflows from financing activities for the nine months ended September 30, 2023 primarily included $104.8 million of payments related to repurchases of our Convertible Senior Notes, $9.7 million for taxes paid related to net share settlement of stock-based awards, $2.7 million for repayment of our 2021 Term Loan B Facility, and $2.3 million for payment of our indemnification claims holdback related to historical acquisitions. The outflows were offset by cash proceeds from stock options exercised of $2.2 million and cash proceeds from issuance of common stock from the employee stock purchase plan of $1.9 million.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2024 other than the short-term operating leases described below and commitments mentioned in Note 12— "Commitments Contingencies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations and Known Future Cash Requirements
As of September 30, 2024, our principal commitments consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at September 30, 2024 (in thousands):

	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Lease liabilities associated with leases included ROU assets as of September 30, 2024	$6,109	$19,917	$15,811	$10,163	$7,853	$14,416	$74,269
Convertible Senior Notes	—	—	205,067	—	—	—	205,067
Interest, Convertible Senior Notes	—	513	256	—	—	—	769
2024 Term Loan B Facility (1)	910	3,641	3,641	3,641	3,641	348,614	364,088
Interest, 2024 Term Loan B Facility (2)	7,997	31,531	31,213	30,896	30,663	63,221	195,521
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	156	688	688	688	688	139	3,047
Other non-cancelable obligations	2,004	5,974	2,074	1,087	835	358	12,332
Total	$17,176	$62,264	$258,750	$46,475	$43,680	$426,748	$855,093
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement after the end of each fiscal year.

(2) Interest payments are based on an assumed rate of 8.60%, which was the rate as of September 30, 2024 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of September 30, 2024, fees based on outstanding but undrawn letters of credit as of September 30, 2024, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of September 30, 2024, inclusive of certain leases that have been entered into but are not yet recognized in our lease liabilities or ROU assets.
In addition, the amounts above exclude commitments due within a year for a cloud-managed services agreement, under which the Company has a remaining non-cancelable minimum spend commitment from October 2024 to June 2025 of $37.7 million.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2024.
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
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market funds, but may from time to time also include other money market instruments such as commercial paper or U.S. treasury bills, with original maturities of three months or less. Our investments may consist of repurchase agreements, U.S. government agency debt, and U.S. treasury debt. The primary objective of our investment activities is to preserve the value of our cash without significantly increasing risk. Because our cash, cash equivalents, and investments have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes, however, interest income earned will vary as interest rates change.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of September 30, 2024, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at September 30, 2024 and December 31, 2023, including intercompany balances, would result in a foreign currency loss of approximately $9.4 million and $9.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2024. However, based on our knowledge as of September 30, 2024, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers

Common stock repurchases during the quarter ended September 30, 2024 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
July 1 - July 31, 2024
Equity withholding(1)	1	$14.41	—	$—
Repurchase program(2)	—	$—	—	$125,000
August 1 - August 31, 2024
Equity withholding(1)	344	$12.51	—	$—
Repurchase program(2)	230	$12.55	230	$122,113
September 1 - September 30, 2024
Equity withholding(1)	44	$13.79	—	$—
Repurchase program(2)	468	$13.08	468	$115,994
	1,087		698
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
(2) On February 1, 2024, our Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Shares repurchased under the Program in the quarter ended September 30, 2024 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the Program includes broker commission costs. As of September 30, 2024, $116.0 million remains available under the February 2024 Repurchase Plan.
Item 5. Other Information
Trading Plans
In the third quarter of 2024, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
David Buonasera	Chief Technology Officer	Adopted August 15, 2024	November 14, 2024 - August 14, 2026	Sell up to 48,942, subject to certain conditions	Yes
Paul Caine	Director	Adopted August 15, 2024	November 14, 2024 - October 31, 2025	Sell up to 50,000, subject to certain conditions	Yes
David Day	Chief Financial Officer	Adopted September 12, 2024	December 16, 2024 - May 23, 2025	Sell up to 128,880, subject to certain conditions	Yes

Item 6. Exhibits

Number	Description

10.1
Amendment No. 1, dated as of September 18, 2024 among Magnite, Inc., as the borrower, Morgan Stanley Senior Funding, Inc., as the term facility administrative agent, and Citibank, N.A., as revolving facility administrative agent, collateral agent and swingline lender and each Issuing Bank and Lender party thereto (each as defined therein), which amended that certain Credit Agreement, dated as of February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on September 18, 2024).

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
Date November 7, 2024