Form 10-K
period 2024-12-31
MAGNITE, INC.
filed 2025-02-26
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2024) was approximately $1,332,741,135.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2025
Common Stock, $0.00001 par value	142,951,374

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

MAGNITE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the Company's guidance or expectations with respect to future financial performance; acquisitions by the Company, or the anticipated benefits thereof; macroeconomic conditions or concerns related thereto; the growth of ad-supported programmatic connected television ("CTV"); our ability to use and collect data to provide our offerings; the scope and duration of client relationships; the fees we may charge in the future; key strategic objectives; anticipated benefits of new offerings; business mix; sales growth; benefits from supply path optimization; our ability to adapt to advancements in artificial intelligence; the development of identity solutions; client utilization of our offerings; the impact of requests for discounts, rebates or other fee concessions; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Risks that our business faces include, but are not limited to, the following:
•the impact of macroeconomic challenges on the overall demand for advertising and the advertising marketplace;
•we operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do;
•spend on our platform may grow more slowly than we expect, growth may occur disproportionately through platforms or applications that we cannot access, or we may not be able to maintain or increase access to advertising inventory;
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
•uncertainty of our estimates and expectations associated with new offerings;
•we must increase the scale and efficiency of our technology infrastructure to support our growth and recent developments in artificial intelligence and machine-learning may accelerate or exacerbate potential risks related to technological developments;
•the emergence of header bidding has increased competition and may cause infrastructure strain and added costs;
•our access to mobile inventory may be limited by third-party technology or lack of direct relationships with mobile sellers;
•we may experience lower take rates, which may not be offset by increases in ad spend;
•the impact of requests for discounts, fee concessions, rebates, refunds or favorable payment terms;
•CTV sellers may not adopt or may be slow to adopt programmatic solutions that transact in biddable auction environments;
•a decline in CPMs for publisher inventory on our platform could lead to a decrease in ad spend;
•our business may be subject to sales and use tax, advertising and other taxes;
•our ability to realize the anticipated benefits of any acquisitions;
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
•our ability to adapt to advancements in artificial intelligence within the context of the open internet and display advertising;
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
Our streaming SSP and ad server offers CTV sellers a holistic solution for workflow, yield management and monetization, across both programmatic and direct-sold video inventory. We provide sellers with a full suite of tools to protect the consumer viewing experience and brand safety expectations, while increasing revenue opportunities, including forecasting tools, customized ad experiences and ad formats, and advanced podding logic. These tools are particularly important to CTV sellers who need to provide a TV-like viewing and advertising experience for consumers. For instance, our ad-pod feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Other tools we offer include audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
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
Automation of Buying and Selling
Due to the size and complexity of the digital advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic advertising allows buyers and sellers to transact on an impression-by-impression basis through the use of real-time bidding technology, and allows for the use of advanced data and identity solutions to better target ad campaigns. Programmatic transactions include biddable auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. These reserve auctions may be “guaranteed,” where a buyer has negotiated a pre-established price and volume with a seller, otherwise referred to as "programmatic guaranteed."
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. Initially, many streaming services were subscription based, but as the market has matured, the largest streaming publishers have adopted ad-supported models or hybrid models that rely on a combination of subscription fees and advertising. With the proliferation of CTV advertising inventory, we believe that brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Moreover, we believe that as the amount of CTV inventory continues to scale, CTV sellers will make a greater percentage of inventory available through biddable auction environments with multiple buyers rather than programmatic guaranteed, in order to attract a broader set of advertisers that have not historically advertised on linear TV.
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
For instance, Google had previously announced plans to fully deprecate third-party cookies by the end of 2024. However, recently Google announced that they will no longer be deprecating third-party cookies and instead will be introducing features that allow consumers to opt out of third-party cookies, while further investing in their own proprietary solution, Privacy Sandbox, which remains in development. We would expect these new features to result in an increase in the number of users opting out of third-party cookies on Chrome browsers, which could lead to some short-term uncertainty as well as a decrease in CPMs.
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
Supply Path Optimization
Supply Path Optimization ("SPO") refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. SPO is important to buyers because it can increase the proportion of their advertising ultimately spent on working media, with the goal of increasing return on their advertising spend, and can help them gain efficiencies by reducing the number of vendors with which they work in a complex ecosystem. We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, broad and unique inventory supply across all channels and formats, buyer tools, such as our ClearLine product offering, traffic filtering technology that reduces the cost of working with us, and brand safety measures.
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

Magnite: Competitive Strengths of Our Platform. Key competitive strengths of our platform include:
Leadership in CTV
Our Magnite Streaming platform has been strategically built to meet the unique requirements of CTV sellers and we have invested significant time and resources in cultivating relationships with these sellers through our specialized team of CTV experts.
Many CTV sellers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic advertising. The tools we provide include ad podding for commercial breaks, dynamic ad insertion to serve live streaming events, audio normalization tools to control the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties. In addition, our SpringServe Tiles product is an innovative new feature that allows publishers to showcase custom creative and highlight content recommendations within streaming programming guides in any size and a wide variety of formats.
We believe the combination of our Magnite Streaming platform with our ad server is highly strategic as it allows us to offer publishers an independent full-stack solution to the walled gardens, which can be leveraged for yield-management across their entire video advertising business.
Scaled Omni-Channel Platform
We offer a scaled omni-channel platform that brings value to both buyers and sellers of ad inventory. For buyers, we offer a single omni-channel partner to reach target audiences globally across all channels, including CTV, mobile, and desktop, and formats, including video, display, and audio. For sellers, we partner as a one stop shop where they can sell digital advertising across all of their properties, regardless of device or format, and gain instant access to the world’s largest automated digital advertising buyers with the flexibility to sell their advertising inventory in an automated fashion on an impression-by-impression basis. We believe large numbers of diverse sellers on our platform attract more buyers and vice versa, resulting in a self-reinforcing network effect that adds value for all our clients and creates a stickier platform solution.
Reserve Auctions and Deal Management
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
Identity Solutions
We offer identity solutions that help buyers and sellers create better matches and increase advertising return on investment ("ROI") and the value of the underlying impression. Our tools enable sellers to create audience segments based on first-party data, which makes their advertising inventory more valuable to buyers looking to achieve specific campaign goals. In addition, our technology is integrated with a number of third-party data, attribution and identity vendors, allowing buyers and sellers to leverage these solutions directly through our platform without the need for multiple vendor contracts. We recently launched Magnite Curator Marketplace, a self-service platform that allows buyers to create custom marketplaces that include curated pools of inventory that are enriched with the buyer's first-party or third-party data.
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
Buyer Tools
We provide a suite of buyer tools designed to help buyers discover and curate inventory, append data and improve ROI in order to meet their campaign strategies. For instance, our agency marketplace tools enable agency holding companies and major brands to create their own private label marketplaces and establish direct connections with sellers. Custom auction packages and audience tools give buyers a versatile and cost-effective way to curate and target inventory, using categories such as audience, context, and viewability, while our deal discovery platform allows buyers to connect directly with sellers to arrange direct reserve auctions. Finally, our ClearLine product is a self-service solution that provides buyers with direct access to premium CTV and video inventory. This solution helps agencies maximize the spend going towards working media, makes it easier for sellers and agencies to securely share data, improves workflow for campaigns traditionally transacted manually, and helps publishers generate more revenue and develop new sources of unique demand.
SPO and Demand Generation
We expend a significant amount of resources cultivating relationships directly with brands and advertising agencies in order to increase revenue opportunities for sellers on our platform. One of the ways we attract demand to our platform is through entering into SPO agreements directly with major agency holding companies, which provide for custom integrations, data flows or volume-based discounts. Under these SPO agreements, we may be designated as a preferred partner or otherwise enter into terms intended to increase the overall spend on our platform. In addition, we also offer brands and agencies the ability to access our platform directly, including on a managed service basis through the use of insertion orders and programmatically through our ClearLine product offering. As such, we believe our SPO and other buyer-facing initiatives allow us to provide sellers with access to a pool of differentiated demand.
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

Magnite: Growth Strategies. The key elements to our long-term growth strategy include:
Focus on CTV
As streaming video continues to become mainstream and ad-supported models become more prevalent, we believe advertisers will continue to shift budgets to CTV. We expect CTV to be the biggest driver of our growth and plan to invest significant resources in technology, sales and support related to our CTV growth initiatives. In particular, we intend to invest in additional features to support publishers with the monetization of live events such as sports. Live events are particularly challenging for publishers due to constant shifts in audience sizes that can be difficult to plan for and often result in monetized ad opportunities. As live events continue to become more prevalent among streaming services, we believe there is an opportunity for innovative technology to address these problems. For instance, our Live Stream Acceleration product helps publishers deal with traffic spikes by managing the pacing of ad requests and queuing pre-approved ad pods in advance of an anticipated ad break.
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
Identity Solutions
As the largest independent supply side platform, we believe we are well positioned to take a leadership role in advancing the shift away from third-party cookies and other identifiers to a model that is powered by sellers that have access to valuable first-party data, creating additional opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions.
Increase Efficiencies on our Exchange
We aim to increase the operational efficiency of our platform, so as to enable buyers and sellers to achieve their campaign and monetization objectives in a cost-effective manner. Our solution is constantly self-improving as we process more volume and accumulate more data and we are continuing to invest in traffic optimization and bid filtering technology to allow us to monetize a higher proportion of the ad requests on our platform, which reduces costs for us as well as the process costs for buyers. We believe these cost savings make our platform more attractive to buyers, which in turn improves revenue opportunities for sellers.
Increasing Seller Inventory
In order to increase transaction volume we are continuously looking to add new high quality sellers to our platform and to expand our existing relationships with sellers to increase our share of their inventory, in particular in CTV where inventory is controlled by fewer sellers. Our plan for increasing our inventory volumes includes establishing and deepening our direct relationships with sellers, including through adoption of our SpringServe ad server, custom integrations, expanding our seller tools, capitalizing on our omni-channel capabilities, and leveraging our header bidding integrations, including through Demand Manager.
Expand our International Footprint
With established operating presence in North America, Australia and Europe, and a developing presence in Asia and South America, we serve buyers and sellers on a global basis. We plan to continue to expand our international presence and make additional investments in sales, marketing and infrastructure to support our long-term growth and to position ourselves for expected increases in programmatic advertising globally. We expect programmatic advertising to grow at different rates in different geographic markets, and are constantly evaluating new markets with a strategy to use our existing infrastructure and adjacent sales offices or by expanding our infrastructure footprint and placing personnel directly in those markets.
Continue to Innovate and Enhance our Platform
We are working on a number of platform innovations and enhancements designed to improve the value of our services to our clients, including new features and ad formats on our streaming ad server, tools that facilitate the creation of audience segments, such as our recently launched Magnite Curator Marketplace, as well as developing a product suite specifically to address the challenges of live streaming.

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

Channels
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We refer to our mobile and desktop channels as DV+. Consistent with the IAB’s definition of CTV, CTV represents advertising transactions on our platform that are delivered to the end consumer via a television set that is connected to the Internet. Our CTV transactions do not include advertisements viewed on a mobile or desktop device. Mobile and desktop represent advertising transactions on our platform that are delivered to the end consumer via their respective devices’ operating system, that is, a mobile operating system or a traditional desktop operating system, respectively. Mobile devices generally refer to a handset, tablet, or other communication device that runs on a mobile operating system used to access the Internet wirelessly, usually through a mobile carrier or Wi-Fi network. Desktop transactions are those transactions delivered to the end user whose device runs on a traditional PC, laptops, as well as those delivered on mobile devices or tablets that are not running on mobile based operating systems.

Our Technology
To support a majority of our non-CTV transactions, we have developed a globally distributed infrastructure hosted at on-prem data centers in the U.S., Europe, and Asia that run our proprietary software. Currently, our CTV transactions run primarily on the cloud. We believe these two approaches optimize the type of traffic we handle - hosted data centers for high-frequency, low-latency transactions and cloud-supported for lower frequency transactions subject to more volatile viewing patterns, for example CTV prime-time viewing spikes. In order to realize additional cost savings and operational efficiencies, we are investing in additional on-prem data centers to support a higher percentage of our CTV transactions.
We believe our approach supports the volume, diversity, and complexity of buyers’ bidding patterns, which increases market liquidity. Our algorithms improve infrastructure load and execute transactions efficiently by only sending bid requests to those buyers of advertising inventory who can handle the volume and are likely to respond.
This infrastructure is supported by real-time data pipelines, a system that quickly moves volumes of data generated by our business into reporting and machine-learning systems for both internal and client use cases. It also is supported by a 24-hour Network Operations Center, which provides failure protection by monitoring and rerouting traffic in the event of equipment failure or network performance issues between buyers and our marketplace, and our core technology and development team, which is responsible for the design, development, operation, and maintenance of our platform, and employs an agile development process that emphasizes frequent, iterative, and incremental development cycles.
We believe that continued investment in technology and development is critical to our success and long-term growth.

Sales and Marketing
We market our solution to buyers and sellers through global sales teams that operate from various locations around the world. These teams leverage market knowledge and expertise to demonstrate the benefits of our solution to buyers and sellers. We deploy a professional services team with each seller integration to assist sellers in getting the most value from our platform. Our buyer team, which is separately managed, focuses on collaborating with and increasing spend from DSPs, agencies, and brands, and our client services teams work closely with clients to support and execute campaigns. Our marketing initiatives are focused on managing our brand, increasing market awareness, and driving advertising spend to our platform. We often present at industry conferences, create custom events, and invest in public relations. In addition, our marketing team advertises online, in print, and in other forms of media, creates case studies, sponsors research, writes whitepapers, publishes marketing collateral, generates blog posts, and undertakes client research studies.

Competition
Our industry is highly competitive. Overall digital advertising spending is highly concentrated in a small number of very large companies that have their own inventory, including Google, Facebook, Microsoft, Comcast, and Amazon, with which we compete for digital advertising inventory and demand. These companies are formidable competitors due to their large resources and direct user relationships, and could become even more dominant as third-party cookie use decreases. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, video ad servers, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and buyers, including DSPs that transact on our platform, are increasingly establishing relationships directly with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. In addition, we believe we enjoy a number of competitive strengths, as further detailed above.

Human Capital: Our Team and Culture
Our team draws from a broad spectrum of experience, including data science, infrastructure, software development, and from experienced leadership on the seller and buyer sides, including streaming, mobile and video. In addition to the United States, we have personnel and operations in Australia, Brazil, Canada, France, Germany, India, Italy, Japan, New Zealand, Singapore, Sweden, and the United Kingdom, in order to service buyers and sellers on a global scale.
Culture
We strive to build a culture that is high-performing and results-oriented while emphasizing growth, collaboration, diversity, and innovation. Our recruitment team seeks qualified individuals that are committed to seeing the big picture and being catalysts of change. We aim to recruit and develop talent from diverse backgrounds, to provide equal employment opportunity, and to champion a wide array of voices throughout the Company. We ask our employees to empower others and commit to making our company a great place to work, not just a "job," and are constantly striving to cultivate a culture of excellence in which employees feel safe as their authentic selves.
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
As of December 31, 2024, we had 905 full-time employees.

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
While we work with many clients, a relatively small number of them provide a large share of the unique user audiences accessible by buyers. This is particularly true in CTV, where sellers tend to be larger compared to other online sellers. Given the limited number of CTV sellers, we are focused on building deeper, long-term strategic partnerships with these clients through a full-service business development strategy. We have invested significant resources in identifying and cultivating these relationships and our sales executives and account managers often serve a consultative role within a client’s sales organization to help establish best practices. This team is further supported by our product and engineering team with deep technical expertise, and for larger clients, we may build out custom features or functionality to help drive deeper adoption of our platform.
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
DSPs are directly connected to our technology through server-to-server integrations and are responsible for bidding on and purchasing advertising inventory on our platform pursuant to master service agreements. We have relationships with all of the major DSPs, and because ad spend is highly concentrated among relatively few DSPs, each of our relationships with these DSPs is important to us and represents a source of demand that could be difficult for us to replace.
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
In addition to transacting through DSPs, we also offer brands and agencies the ability to access our platform directly, including on a managed service basis through the use of insertion orders and programmatically through our ClearLine product offering. For managed service campaigns, our team of specialists manages the delivery and execution of the campaign according to an agreed set of objectives with the advertiser or agency, at a negotiated fixed price. For ClearLine, advertisers and agencies use a self-service programmatic solution to directly access premium inventory on our platform.

Geographic Scope of Our Operations
The growth of programmatic advertising has expanded into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We face staffing challenges, including difficulty in recruiting, retaining, and managing a diverse and distributed workforce across time zones, cultures, and languages. We must also adapt our practices to satisfy local requirements and standards (including differing privacy requirements that are sometimes more stringent than in the U.S.), and manage the effects of global and regional pandemics, recessions and economic and political instability. Transactions denominated in various non-U.S. currencies expose us to potentially unfavorable changes in exchange rates and added transaction costs. Foreign operations expose us to potentially adverse tax consequences in the United States and abroad and costs and restrictions affecting the repatriation of funds to the United States. For detailed information regarding our revenue, property and equipment, net, and right-of-use assets by geographical region, see Note 4, Note 6, and Note 15 of the "Notes to Consolidated Financial Statements."

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
We do not collect information that can be used to directly identify a real person, such as name, address, or phone number, and we take steps to avoid collecting and storing such information. Instead, we rely on pseudonymous forms of data, such as IP addresses, general geo-location information, and persistent identifiers about Internet users, and do not attempt to associate this data with other data that can be used to identify real people. However, this type of information is considered "personal" across various jurisdictions and is governed by an increasing number of consumer privacy laws and regulations.
Data collection, use, and disclosure by companies that do not have direct relationships with the consumers whose personal data they process are now subject to state data broker laws, including in California, Oregon, and Texas. Notably, California's Delete Act, dramatically increases obligations and potential penalties relative to the state’s preexisting data broker statute.
There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act ("COPPA"), imposes restrictions on the collection and use of data about users of child-directed websites. Other regulators and lawmakers continue to focus on activities involving data perceived as particularly sensitive such as data based on race, ethnicity or health information.
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
In addition to the GDPR and UK GDPR, other regions have begun to promulgate data protection laws and reforms, including India and Australia, and state lawmakers in the United States continue to actively focus on consumer privacy regulations, with a total of 16 comprehensive state privacy laws slated to be effect by the end of 2025. These laws have caused, and will likely continue to cause, us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. Additionally, our compliance with our privacy policies and our general consumer privacy practices are also subject to review by the Federal Trade Commission and certain State Attorneys General. Outside of the United States, our

privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.
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

Seasonality
Our revenue, Contribution ex-TAC, cash flow from operations, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of buyer spending. For example, many buyers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarter than in other quarters. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to key operating and financial performance Metrics.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk, including the risks described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider the risks set forth below and the other information contained in this report, including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. However, this report cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Risks Related to Our Business, Growth Prospects and Operating Results
Our revenue and operating results are highly dependent on the overall demand for advertising and any macroeconomic challenges may adversely affect our business, financial position, results of operations and/or cash flows.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Accordingly, our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics or pandemics, geopolitical events, and economic and macroeconomic factors like labor strikes, labor shortages, supply chain disruptions, capital market disruptions and instability of financial institutions, inflation and recessionary concerns impacting the markets and communities in which our clients operate.
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
The growth of our business is dependent, in part, on the continued growth in CTV advertising spend. Growth in the CTV advertising market is dependent on a number of factors, including the pace of user adoption, the continued proliferation of digital content and CTV providers, the adoption of ad-supported models by CTV sellers in lieu of, or in addition to, subscription models, and an acceleration in the shift of ad dollars from traditional linear TV to CTV to keep pace with changing viewership habits.
In addition, it is possible that CTV advertising spend growth may be disproportionately focused on CTV sellers that do not utilize our solution, which could impact our ability to grow our business in line with industry growth rates.
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
Sellers and buyers may seek to change the terms on which they do business with us, or allocate their advertising inventory or demand to our competitors who provide advertising demand and supply to them on more favorable terms or whose offerings are considered more beneficial. Supply of advertising inventory is also limited for some sellers, such as special sites or new technologies, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, limitations on data sharing, prohibitions on advertisements from specific advertisers or specific industries, and restrictions on the use of specified creative content or format. Finally, with the proliferation of header bidding in desktop and mobile, sellers' inventory is available for purchase through multiple exchanges simultaneously. Buyers, in turn, are free to direct their spend to us or one or more of our competitors, and increasingly are seeking price concessions, rebates, or other consideration to direct more spend towards us.
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. In 2024, there were two buyers of advertising inventory that indirectly contributed to approximately 39% of revenue through their buying activity from sellers on our platform. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers and make it harder to differentiate ourselves from our competitors. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate.
Programmatic advertising presents unique challenges for CTV sellers, and CTV sellers may not adopt or may be slow to adopt programmatic solutions that transact in biddable auction environments.
As digital advertising has continued to scale and evolve, the amount of advertising being bought and sold programmatically has increased dramatically. Although programmatic represents a substantial majority of CTV advertising, CTV sellers have generally been more cautious to adopt programmatic solutions compared to desktop and mobile video sellers, and in particular, with respect to biddable auctions.
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
In light of these challenges, programmatic CTV has largely been transacted through reserve auctions. Reserve auctions allow publishers to establish direct deals with a buyer, and may be "guaranteed," where a buyer has negotiated a pre-established price and volume with a seller. These transaction types allow the seller to maintain tighter control over their advertising allocation and are often used by sellers that maintain a direct sales force but still want to experience the benefits of automation. In general, advertising impressions monetized through reserve auctions carry a lower fee than impressions monetized through auctions with multiple bidders. Accordingly, an increase in the percentage of CTV inventory monetized through reserve auctions, at the expense of biddable auctions, could drive a decrease in our overall take rate which may negatively impact our growth.
While we believe that CTV sellers will begin to expand their use of biddable inventory to attract a more diverse array of advertisers, there can be no assurance that CTV sellers will adopt such solutions or guarantees regarding the speed at which they may adopt such solutions. Any such failure or delay in adoption could negatively impact our finance results and growth prospects.
We may not be able to maintain or increase access to the CTV advertising inventory monetized through our platform on terms acceptable to us, and our efforts to maintain such access may subject us to an increased risk of losses.
Our success requires us to maintain and expand our access to premium and unique advertising inventory. We do not own or control the ad inventory upon which our business depends and do not own or create content. Sellers are generally not required to offer a specified level of inventory on our platform, and we cannot be assured that any publisher will continue to make their ad inventory available on our platform. Sellers may seek to change the terms on which they offer inventory on our platform, including with respect to pricing, may elect to make advertising inventory available to our competitors who offer more favorable economic terms, may create their own ad-tech solutions, or may connect with buyers directly. Sellers may also require us to take increased risks in some of our commercial agreements in the form of offering revenue guarantees or minimum spend commitments, and we may be subject to losses if we cannot meet these guarantees or commitments. Furthermore, sellers may enter into exclusive relationships with our competitors or with DSPs directly, which may preclude us from offering their inventory.
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
Supply path optimization refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media. There are a number of criteria that buyers use to evaluate supply partners. While we believe we are well positioned to benefit from supply path optimization in the long run as a result of our transparency, our pricing tools, which reduce the overall cost of working with us, our broad and unique inventory supply across all channels and formats, buyer tools such as traffic shaping that reduce the cost of working with us, and our brand safety measures, we compete for demand with a number of well-established companies, and we must continue to adapt and improve our offerings to win buyers' business.
In addition, in order to achieve increased advertising spend or prevent loss of business to a competitor, we may negotiate discounts, rebates, or similar incentives with advertisers or agencies. We believe that because our business has many fixed costs, increases in advertising spend volume generally create opportunities to disproportionately improve our bottom line results, even with increased discounts, rebates or other buyer incentives. However, our results could be negatively impacted by discounts, rebates and other buyer incentives, notwithstanding an increase in ad spend.
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
While header-bidding technologies have not been largely adopted by CTV sellers, such solutions or similar solutions geared towards increasing demand competition may become more prevalent in the future. If we are not able to effectively offer or adapt our technology to such solutions, it may lead to increased competition for CTV inventory, resulting in reduced opportunities or higher costs to monetize such inventory. We have addressed the market need for such requirements in part, through our ad server, SpringServe, which offers a unified programmatic demand solution for CTV, which leverages our existing programmatic SSP capabilities and connects with third party programmatic demand sources. However, this offering may not be adopted by clients, or such clients may adopt competing solutions. While still relatively nascent, as the programmatic market for CTV advertising continues to mature, other ad serving or similar technology platforms are likely to enter the market and/or gain market share, creating additional competitive pressure and attendant risks.
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
We must continue to increase the capacity of our platform to support our high-volume strategy, to cope with increased data volumes and parties resulting from header bidding and an increasing variety of advertising formats and platforms. Additionally, we must maintain a stable service infrastructure and reliable service delivery. To the extent we are unable, for cost or other reasons, to effectively increase the capacity of our platform, continue to process transactions at fast enough speeds, and support emerging advertising formats or services preferred by buyers, our revenue will suffer. Furthermore, failure to optimize and manage infrastructure costs efficiently could result in margin compression and increased financial strain.
We expect to continue to invest in our platform to meet increasing demand, which may require significant expenditures on data processing capabilities, infrastructure, security enhancements, and compliance measures. Such investment may negatively affect our profitability and results of operations. Additionally, any unexpected surges in traffic, inefficiencies in scaling, or disruptions to our infrastructure could degrade platform performance, harm our reputation, and cause us to lose business to competitors with more resilient or cost-effective solutions.
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
These fee concessions may be more prevalent among CTV publishers where inventory is scarce and concentrated among large sellers with significant negotiating leverage. Moreover, the majority of CTV transactions are currently executed through reserve auctions and we expect reserve auctions to grow as a percentage of revenue in mobile and desktop as well. Reserve auctions generally involve lower fees than we can charge for auction transactions and we may experience additional fee pressure as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enable reserve auctions.
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
We generate revenue through our platform on a transactional basis where we are paid by a publisher each time an impression is monetized on our platform. Typically, this fee is structured as a percentage of advertising spend that the publisher receives for its inventory. Our take rate varies by publisher and transaction type. For instance, our take rate tends to be lower for reserve auctions compared to auctions with multiple bidders, and tends to be lower on CTV transactions compared to other channels. Additionally, take rates tend to be higher for our managed service business where we are responsible for delivering a campaign at a fixed price. Our managed service business has been declining as a percentage of our revenue on a year-over-year basis, and we expect this trend to continue. Should our managed service business continue to decline, we may experience a shift in revenue composition, and our overall financial performance could be affected, particularly if we are unable to offset any potential revenue loss with increased adoption of our programmatic solutions. We may also negotiate lower take rates with large sellers to win additional business or share of inventory, and these sellers may account for a disproportionately higher percentage of advertising spend on our platform.
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
We reported net income of $22.8 million during the year ended December 31, 2024 and net loss of $159.2 million and $130.3 million during the years ended December 31, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $661.2 million. We have implemented strategic plans designed to improve our financial performance and continue to increase revenue, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
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
Our operating results are difficult to predict, particularly because we generally do not have long-term contracts with buyers or sellers. We have experienced significant variations in revenue and operating results from period to period, and operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:
•seasonality in demand for digital advertising, as many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year;
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
•the variability and unpredictability of our managed service business, which depends on seasonal advertising trends and discretionary advertising budgets, and are typically tied to one-off or seasonal campaigns rather than recurring revenue models;
•diversification of our revenue mix to include new services, some of which may have lower pricing or may cannibalize existing business;
•the effect of political advertising, which has an intermittent impact on our business depending on election cycles, and may be highly unpredictable and variable based on circumstances outside of our control;
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
Any acquisitions we undertake in the future may disrupt our business, adversely affect operations, dilute stockholders, and expose us to costs and liabilities, and we may not achieve the anticipated benefits or synergies of such transactions.
Acquisitions have been an important element of our business strategy. Moreover, we may pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, which may include the following:
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
We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. For example, our proprietary auction algorithms, which are designed to improve auction outcomes, influence the allocation and pricing of impressions and must do so in ways that add value to both buyers and sellers. Continued technological evolution in the availability and use of more data to inform buying and selling decisions necessitates that we, as an intermediary, use data in a manner that complies with the expectations of both our seller and buyer clients. Furthermore, because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. Consistent with our goal of connecting buyers and sellers, we seek to grow our connections to each, and we must take care that our deeper connections with buyers, on the one hand, or sellers, on the other hand, do not come at the expense of the other's interests. In addition, as our own capabilities evolve, we may be perceived by clients, particularly buyers, as competing with them, which could result in a loss of their business or otherwise negatively impact our relationships. For instance, ClearLine, a self-service buying tool that provides agencies direct access to premium advertising on our platform helps agencies maximize the spend going towards working media, makes it easier for sellers and agencies to securely share data, improves workflow for campaigns traditionally transacted manually, and helps publishers generate more revenue and develop new sources of unique demand. If we fail to balance our clients' interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.
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
In addition, we attempt to coordinate collections from our buyers so as to fund our payment obligations to our sellers. However, some buyers and sellers may require direct billing and collection arrangements between themselves, and some providers of header bidding wrappers or other downstream decisioning mechanisms in which we participate (such as Google OB) may control billing and collection for transactions we win through their platforms.
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
The digital advertising market may develop more slowly or differently than we expect, including as a response to advancements in AI, and if so, our business, growth prospects and financial condition would be adversely affected.
Advancements in artificial intelligence ("AI”) present both opportunities and risks to our business, particularly within the context of the open internet and display advertising. AI-driven platforms, especially those integrated with walled gardens or closed ecosystems, have the potential to alter the competitive dynamics of digital advertising by changing the way in which users access information and content on the open internet. This shift could reduce advertiser reliance on the open internet and create challenges for independent publishers, which in turn may negatively impact our business model. Furthermore, the rapid evolution of AI technologies could lead to diminishing demand for display advertising or reallocating budgets to new formats and approaches. If we are unable to address these disruptions, adapt to evolving market expectations, or compete effectively with AI-driven ecosystems, our growth and market position could be adversely impacted.
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
Attracting new buyers and sellers and increasing our business with existing buyers and sellers involves substantial time, expense, and personnel investments, and we may not be successful in our efforts. This is particularly true with respect to our managed service business, which relies on direct relationships with advertisers, and is therefore more resource intensive. Our managed service business also tends to be more susceptible to quarterly variability, as it is typically more sensitive to seasonality and advertising budget volatility. Certain of our product offerings require a significant amount of time and costs in the initial client setup and implementation, and we generally do not recognize revenue from such clients until we commence services. This process can be costly and time-consuming, and is complicated by us having to spend time integrating our solution with software of buyers and sellers. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected. In addition, because of competitive market conditions and negotiating leverage enjoyed by large buyers and sellers, we are sometimes forced to choose between loss of business or contracting on terms that allocate more risk to us than we would prefer to accept.
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
The more informed advertising is about its audience, the more valuable it is. Programmatic advertising enables more precise audience targeting based on the interests and actions of the user. Targeted advertising is generally more effective and valuable for buyers than other types of advertising, resulting in more revenue for sellers. In order to target advertising, we and our clients must collect and use data in a variety of ways. Our ability to collect, use, and disclose data about advertising purchase and sale transactions and user behavior and interaction with content is critical to the value of our services, and any limitation on our data practices could impair our ability to deliver effective solutions to our clients. Any restriction on the types of data we collect could make placement of advertising through our solution less valuable, with commensurate reductions in revenue.
Consumers can, with increasing ease, implement practices or technologies that limit our ability, or that of our sellers, buyers and business partners, to collect data. For example, users may delete or block the use of the cookies and similar technologies used to collect data, including through their browser or connected device settings. Consumers may also download "ad blocking" software that prevents certain cookies and other tracking technologies from being stored on a user’s computer or mobile device or from making calls to advertising partners, which may prevent the delivery of targeted or other advertisements.

In addition, device manufacturers, browsers and other tools are increasingly promoting features that allow users to disable the collection of data. For example, Apple requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. Further, it is likely that Google will eventually deprecate the mobile advertising identifier used on Android devices. These shifts have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could harm growth in this channel.
Laws governing the processing of personal data also continue to impact our ability to collect data. For example, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy Directive, directs EU member states to ensure that accessing personal data on an Internet user’s computer, such as through cookies and similar technologies, generally requires opt in consent and is allowed only if the user has been informed about such access and given his or her opt-in consent. Further, numerous comprehensive state privacy laws across the U.S. require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based opt-out signals, such as the Global Privacy Control (“GPC”). Use of GPC and similar user privacy features provided on other channels of programmatic advertising, such as CTV, are growing. Technical or policy changes, including regulation or industry self-regulation, could also harm our growth in those channels. As further described in the risk factors below, current and potential future privacy laws and regulations in the U.S. and abroad already restrict, and could further restrict, the ability to collect and process certain types of user data.
In addition, much of the data we collect and process belongs to our buyers or sellers, and we receive their permission to use it. Although our sellers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, sellers or buyers might decide to restrict our collection or use of their data. There could be various reasons for this, including perceptions by buyers that their data can be used by sellers to extract higher prices for impressions, or perceptions by sellers that their data can be used by buyers to bid tactically to reduce pricing for impressions. As consumers continue to increase their use of digital technology and to incorporate multiple devices into their lives, linking and using data across such devices is increasingly important. Various challenges affect our ability to link data relating to discrete devices or browsers, including different technologies, increased user awareness and sensitivity regarding use of data about their device usage, and evolving regulatory and self-regulatory standards. These challenges may slow growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective solutions that meet the needs of sellers and buyers.
If third-party cookies are replaced by alternative tracking mechanisms, our performance may decline and we may lose buyers and revenue.
Industry participants in the advertising technology ecosystem have long anticipated the deprecation of third-party cookies and other identifiers, making it more difficult to rely on such technologies to identify users' devices. For several years, Google had announced plans to fully eliminate support for third-party cookies in the Chrome browser. However, as of the end of 2024, Google has decided to continue supporting third-party cookies for the foreseeable future, citing the need for additional time to refine alternative solutions. While this decision provides temporary continuity in the digital advertising ecosystem, it also perpetuates ongoing uncertainty for the long-term evolution of audience targeting and measurement practices.
Despite the continuation of cookies, advertisers, publishers, and technology platforms are increasingly prioritizing privacy-focused solutions, and a number of industry participants have suggested alternative identity solutions. Efforts like Google’s Privacy Sandbox, which aims to provide alternative tools for audience targeting without relying on third-party cookies, continue to be developed and tested. These tools, while intended to balance privacy and utility, may not fully replicate the capabilities of cookies and could disrupt established advertising workflows. Moreover, alternative identification solutions may require substantial development and commercial changes for us to support. There is also a risk that such tools will favor proprietary ad tech ecosystems, including Google’s, potentially disadvantaging independent platforms like Magnite.
Furthermore, market dynamics may still shift as buyers explore first-party data strategies, proprietary identifiers, and other solutions that reduce reliance on cookies. This trend could favor walled gardens and platforms with extensive access to first-party data, presenting competitive challenges for companies operating within the open internet. The growing adoption of these approaches may diminish the effectiveness of our platform in attracting buyers and advertisers, potentially leading to reduced revenue and market share.
Even in the absence of third-party cookie deprecation, evolving regulatory and consumer expectations around privacy may require significant investment in re-engineering our platform and adapting to new data usage paradigms. If alternative solutions fail to deliver comparable performance or interoperability, or if they fundamentally shift the economics of digital advertising, our ability to compete effectively could be adversely impacted.
Our belief that the elimination of third-party cookies will lead to an increased use of first-party publisher data may be incorrect.

Even though third-party cookies remain supported, the programmatic ecosystem is increasingly shifting toward privacy-centric approaches that prioritize first-party data. We believe that this trend has the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies and other tracking technologies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. Google's shift away from eliminating third party cookies today may simply slow down this shift. While we believe that our platform and scale position us well to provide the infrastructure and tools needed for a publisher-centric identity model to succeed, there is no guarantee that our efforts will lead to an increase of the use of first-party publisher segments in the ecosystem. It is also possible that the increased use of first-party publisher segments will disproportionately benefit sellers or the large walled gardens that have access to large amounts of first party data. Additionally, these changes could create some variability in our revenue across certain buyers or sellers, depending on the timing of changes and developed solutions, and even if there is an increase in the proliferation of first-party publisher segments, we may still incur substantial re-engineering costs to optimize our solution for use with such segments.

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
A number of states, including California, have enacted comprehensive consumer privacy laws regulating the collection and use of data to target advertisements, and we expect to see more state laws and potentially federal regulation in the future. Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or the effectiveness and value of our solution.
These state laws require all businesses that engage in certain advertising uses of consumer personal data to offer and honor an opt-out of such activities, including, in some states, through universal browser or device-based preference signals such as GPC. The implementation of these state laws and any corresponding regulations will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
Separate from these comprehensive state consumer privacy laws, lawmakers continue to focus their efforts on data collection, processing, and disclosures by companies that do not have direct relationships with the consumers whose personal data they process. Several states, including California, Oregon, and Texas, have recently enacted or updated laws restricting the activities of "data brokers." Notably, California's Delete Act, dramatically increases obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California (including Magnite), must honor universal deletion requests consumers make of all data brokers via a deletion mechanism the state will create. These obligations may reduce the data available to Magnite, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
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
In 2018, IAB Europe released a tool, the Transparency and Consent Framework (the "TCF"), in order to assist sellers, advertisers and advertising technology providers, with passing signals related to the legal basis obtained for processing personal data. For example, the TCF is used to indicate in the bidstream when there is consent from end users in accordance with the ePrivacy Directive and GDPR. Following a decision by the Belgian Data Protection Authority ("ADP"), the TCF was revised in 2023. While the TCF is actively in use, its viability as a compliance mechanism remains under review by European authorities and we cannot predict its effectiveness over the long term.
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

Regulators, customers, investors, employees and other stakeholders are increasingly focusing on environmental, social and governance ("ESG") matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Emerging regulations in various jurisdictions, including mandatory disclosure requirements and carbon reporting obligations, as well as related uncertainty from modifications to or reversals of such regulations or inconsistency between regulatory requirements in different jurisdictions, may further increase the complexity and cost of compliance.
We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible advertising, social investments and other ESG matters in our SEC filings or in other public disclosures. While we aim to achieve these goals, we could face scrutiny from certain stakeholders for the scope, ambition, or execution of such initiatives, and stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG initiatives, including the enactment or proposal of "anti-ESG" legislation or policies. Revisions to our goals, delays in achieving progress, or perceived shortcomings in our commitments could harm our reputation, erode stakeholder trust, and adversely impact our relationships with customers, investors, or employees.
Furthermore, if our sustainability-related data, processes, and reporting are incomplete, inaccurate, or fail to meet regulatory standards, we could be subject to penalties, regulatory scrutiny, or legal actions. Misalignment between our ESG practices and stakeholder expectations could also impact our ability to attract and retain investors, secure partnerships, or compete effectively in the marketplace. Additionally, failure to address emerging ESG issues, such as supply chain sustainability or climate-related risks, could expose us to operational disruptions, increased costs, and reputational damage, adversely affecting our business, financial performance, and growth prospects.

Risks Related to Our Operations
Real or perceived errors or failures in the operation of our solution could damage our reputation and impair our sales.
We must operate our technology infrastructure without interruption to support the needs of sellers and buyers. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made to our software or network infrastructure, changes are made to sellers' or buyers' software interfacing with our solution, or as we further integrate acquired technologies. Any unknown errors or bugs in our software, faulty algorithms, technical or infrastructure problems, or updates to our systems could lead to an inability to effect transactions or process data to place advertisements or price inventory effectively, cause the inadvertent disclosure of proprietary data, or cause advertisements to display improperly or be placed in proximity to inappropriate content. Such errors or failures could also result in negative publicity, disclosure of confidential information, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position, or claims by advertisers for losses sustained by them. We may make errors in the measurement of transactions conducted through our solution, causing discrepancies with the measurements of buyers and sellers, which can lead to a lack of confidence in us and require us to reduce our fees or provide refunds to buyers and sellers. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays, or the cessation of our business.
Various risks could interrupt access to our network infrastructure or data, exposing us to significant costs and other liabilities.
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control or on servers owned and operated by cloud-based service providers. We rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads. In addition, our systems interact with systems of buyers and sellers and their contractors. Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. Moreover, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements, or dramatically increased costs of such resources, could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters or severe weather events; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. The use of artificial intelligence has the potential to further exacerbate these cyber security threats. Further, because our Los Angeles office and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems. Malfunction or failure of our systems, or other systems that interact with our systems, or inaccessibility or corruption of data, could disrupt our operations and negatively affect our business and results of operations to a level in excess of any applicable business interruption insurance, result in potential liability to buyers and sellers, and negatively affect our reputation and ability to sell our solution.
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

Risks Related to Financing Arrangements

Our financing of the SpotX, Inc. ("SpotX") acquisition and subsequent refinancing significantly increased our leverage, which may put us at greater risk of defaulting on our debt obligations and limit our ability to conduct necessary operating activities, make strategic investments, respond to changing market conditions, or obtain future financing on favorable terms.
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
On February 6, 2024, we refinanced and terminated our existing Credit Agreement and entered into a new credit agreement with Morgan Stanley Senior Funding, Inc., as term facility administrative agent, Citibank, N.A., as revolving facility administrative agent and collateral agent, and other lending parties (the “New Credit Agreement”) for a $365.0 million term loan that matures in February 2031 and a $175.0 million revolving facility that matures February 2029. On September 18, 2024, we amended our New Credit Agreement to reduce the interest rate margin applicable to our term loan by 0.75%.
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
At December 31, 2024, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $263.9 million, state NOLs of approximately $204.8 million, foreign NOLs of approximately $17.7 million, federal research and development tax credit carryforwards of approximately $6.2 million, and state research and development tax credit carryforwards of approximately $10.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2016 subjecting the federal and state NOLs to annual limitations that have expired. Additionally, the Company had an ownership change in January 2008 resulting in not material limitation of federal and state NOLs under Section 382 of the Code and comparable state income tax laws. Moreover, not material federal and state NOLs and federal research and development tax credits were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 and 383 of the Code and comparable state income tax laws. Also, prior to the merger, Telaria Inc. ("Telaria") acquired corporations with pre-acquisition NOLs that are subject to limitation under Section 382 of the Code and comparable state income tax laws.
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
Cybersecurity matters are overseen by our board of directors, which meets quarterly to review the measures implemented by the Company to identify and mitigate cybersecurity risks. Our Chief Information Security Officer (“CISO”) reports to the board quarterly on cybersecurity matters. These reports and presentations are prepared with input from members of our senior management team responsible for overseeing the company’s cybersecurity risk management, including the Chief Technology Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and SVP, Engineering. In addition, cybersecurity risks and associated mitigation efforts are assessed by senior management as part of the enterprise risk assessment process that includes reporting to and discussion with the audit committee and our board of directors. In addition, cybersecurity controls have been integrated into our disclosure controls and procedures.
Our CISO heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business. Our CISO has extensive background, knowledge and skill in cybersecurity, with over 12 years of experience in establishing and maturing cybersecurity programs in the advertising technology space, from small startups to Fortune 500 companies. She holds a bachelors degree, with a certificate in architecture and systems engineering, and a professional education certificate in AI and machine learning.
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
With respect to incident response, we have adopted an Incident Response Playbook that applies in the event of a cybersecurity threat or incident (an “IRP”) to provide a standardized framework for responding to security incidents, including malware, hacking, data breach (including third-party data breach), and other types of vulnerabilities. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, and provides triage workflows for individuals to follow. Our incident response process is generally based on the NIST Cybersecurity Framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services requiring access to secure Company information, and to all devices and network services that are owned or managed by the Company. Our incident response team includes our CISO and the information security team, along with various business units, as applicable, and undergoes periodic training which includes exercises on monitoring and detection tools.
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
We perform regular vulnerability scanning of our systems in order to confirm appropriate security controls are in place and function in accordance with established policies. We also have ongoing engagements with security consultants and other third parties as required to assist with assessing, identifying, and managing cybersecurity risks. These vendors help us with annual penetration testing and other items as needed. We have a robust internal controls framework and process and issue annual SOC 1 Type 2 reports covering our DV+, Streaming, and SpringServe platforms. In addition to our internal audit team, we have a dedicated compliance manager within the engineering department who helps promote compliance with our control framework.
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
Although we maintain a robust cybersecurity program, due to the evolving cybersecurity threat landscape, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. While we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. To mitigate against such risks, the company carries information security risk insurance that provides protection against potential losses arising from a cybersecurity incident. Refer to Item 1A. "Risk Factors" for additional information related to cybersecurity risks and the impact they may have on our operations.

Item 2. Properties
Our corporate headquarters are located in New York, New York, where we occupy office space totaling approximately 41,946 square feet under a lease that expires in 2030. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities.
We also have an office in Los Angeles under a lease that expires in 2032 that is approximately 38,754 square feet and lease additional offices and maintain data centers in other locations in North America, South America, Europe, Australia, and Asia. We believe that our current facilities are adequate to meet our current needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2024. However, based on our knowledge as of December 31, 2024, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
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
Holders of Record
As of February 19, 2025, there were approximately 45 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Common stock repurchases during the quarter ended December 31, 2024 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 - October 31, 2024
Equity withholding(1)	4	$12.24	—	$—
Repurchase program(2)	462	$12.03	462	$110,427
November 1 - November 30, 2024
Equity withholding(1)	301	$15.85	—	$—
Repurchase program(2)	—	$—	—	$110,427
December 1 - December 31, 2024
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$110,427
	767		462
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
(2) On February 1, 2024, our Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Shares repurchased under the February 2024 Repurchase Plan in the quarter ended December 31, 2024 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price per share purchased under the February 2024 Repurchase Plan includes broker commission costs. As of December 31, 2024, $110.4 million remains available under the February 2024 Repurchase Plan.

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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2019 and December 31, 2024, with the comparative cumulative total returns of the S&P 500 Index, Nasdaq Composite, Nasdaq Internet Index, S&P Internet Select Industry Index, and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included in Item 8 to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations and that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors" and the "Special Note About Forward-Looking Statements; Summary of Risk Factors."

Overview and Trends
See "Item 1. Business" for an overview of our business, the industry in which we operate, and important industry trends.
Recent Developments
Financial Highlights
The following represents our consolidated financial highlights for the years ended December 31, 2024, 2023, and 2022:

	Year Ended			Change %
	December 31, 2024	December 31, 2023	December 31, 2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$668,170	$619,710	$577,069	8%	7%
Gross profit	409,332	209,804	269,904	95%	(22)%
Contribution ex-TAC*	606,942	549,147	514,615	11%	7%
Net income (loss)	22,786	(159,184)	(130,323)	NM	22%
Adjusted EBITDA*	196,850	171,364	178,790	15%	(4)%
NM - Not meaningful
* Contribution ex-TAC and Adjusted EBITDA are Non-GAAP measures. Refer to discussion in section "Key Operating and Financial Performance Metrics" for a definition of Contribution ex-TAC and Adjusted EBITDA, as well as reconciliations of gross profit to Contribution ex-TAC and Net income (loss) to Adjusted EBITDA, for the years ended December 31, 2024, 2023, and 2022, respectively.
Over the past several years, we have made a number of investments to build what we believe is the leading independent programmatic CTV platform, including our 2021 acquisitions of SpotX, a leading CTV supply side platform, and SpringServe, a leading ad server for CTV. We believe these transactions are highly strategic, as the combination of our SSP and ad server allows us to offer publishers an independent full-stack solution that works across their entire video advertising business, for both programmatic and directly sold inventory, to manage yield and drive value. As a result of our investments, CTV has become the biggest growth driver of our business, with revenue growing 13% and Contribution ex-TAC growing 19% year over year from 2023 to 2024.
We believe that we are well positioned to take advantage of a number of favorable market trends in CTV. In particular, as the pace of consumer adoption has accelerated and the streaming market has proliferated, the largest streaming publishers have adopted ad-supported models leading to a significant increase in the amount of CTV inventory available for advertisers.
Despite the proliferation of CTV advertising inventory, CTV sellers have been slower to embrace biddable environments with multiple buyers compared to desktop and mobile sellers. Currently, the vast majority of CTV advertising is transacted through reserve auctions that are established by a sellers direct sales team with a single buyer. This is particularly true of larger publishers and broadcasters that are newer to programmatic advertising and have large direct sales forces, as reserve auctions allow the seller to maintain tighter control over their advertising allocation. These publishers have continued to increase their focus and investment in programmatic CTV, and in recent periods have grown as a percentage of our CTV business.
As the industry matures, we anticipate that market dynamics will lead CTV sellers to make a greater percentage of inventory available through biddable auction environments in order to attract a broader set of advertisers that have not historically advertised on linear TV. We believe that this shift, if it were to occur, would likely be beneficial to our CTV growth as biddable transactions tend to require a higher level of service and therefore carry a higher take-rate compared to reserve auctions. At the same time, we expect CTV advertisers that have historically transacted on our platform through managed service insertion orders to continue to shift budgets towards more automated solutions, which tend to carry a lower take rate; and as a result, we expect transactions through managed service insertion orders to become a smaller component of our overall business.

In addition to CTV, we track mobile and desktop channels. We expect our revenue and Contribution ex-TAC from each of these channels to grow at a slower rate compared to CTV, with mobile expected to grow at a higher rate than desktop. As such, we expect our desktop business to continue to decline as an overall percentage of our revenue in future periods; however, we expect that it will continue to represent a significant percentage of our revenue in the near term. Therefore, the mix of our desktop business will continue to have a negative effect on our overall growth rate.
Our mobile channel consists of mobile web and mobile applications, with mobile applications expected to be a larger driver of our growth in future periods. A significant portion of the mobile application inventory on our platform is made available through third-party mobile technology platforms or aggregators, rather than application developers themselves. Accordingly, we are focused on expanding our relationships with these third parties in order to increase our access to inventory. Other important growth initiatives for our mobile and desktop channels include: bringing additional advertising demand to sellers through SPO and other buyer initiatives; increasing the operational efficiency of our platform to reduce costs for us as well as the process costs for buyers; developing alternative identity solutions to increase the value of seller inventory, as the industry shifts away from third-party cookies; and leveraging our machine learning and big data set to improve traffic shaping and generate higher-quality matching between buyers and sellers.
Our results for the year-ended December 31, 2024, were negatively impacted by challenges in the fourth quarter in our desktop and mobile channels, where we experienced a significant drop in advertising demand following the election and through year-end. We believe this drop was temporary in nature and was likely due to fears of macro and political uncertainty due to the election.
We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in technology and development to enhance our product features, in particular CTV, as well as sales and marketing to acquire new clients and reinforce our relationships with existing clients. At the same time, we are making additional investments in on-prem data centers to support a higher percentage of CTV transactions, with the goal of increasing the operational efficiency of our platform in order to realize long-term cost savings.
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
For the years ended December 31, 2024, 2023, and 2022, our revenue reported on a gross basis was 14%, 18%, and 18% of total revenue for the respective periods. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in Note 2 of the "Notes to the Consolidated Financial Statements."

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
Sales and Marketing. Our sales and marketing expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, and non-compete agreements from our business acquisitions, professional services, facilities-related costs, and depreciation expense. Our sales and support organization focuses on increasing the adoption of our solution by existing and new buyers and sellers and supports ongoing client relationships. We amortize acquired intangibles associated with client relationships from our business acquisitions over their estimated useful lives.
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

Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended			Change %
	December 31, 2024	December 31, 2023	December 31, 2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Revenue	$668,170	$619,710	$577,069	8%	7%
Expenses:
Cost of revenue	258,838	409,906	307,165	(37)%	33%
Sales and marketing	166,142	173,982	200,081	(5)%	(13)%
Technology and development	95,243	94,318	93,757	1%	1%
General and administrative	96,860	89,048	81,382	9%	9%
Merger, acquisition, and restructuring costs	—	7,465	7,468	(100)%	—%
Total expenses	617,083	774,719	689,853	(20)%	12%
Income (loss) from operations	51,087	(155,009)	(112,784)	NM	37%
Other expense, net	24,603	2,538	22,813	869%	(89)%
Income (loss) before income taxes	26,484	(157,547)	(135,597)	NM	16%
Provision (benefit) for income taxes	3,698	1,637	(5,274)	126%	NM
Net income (loss)	$22,786	$(159,184)	$(130,323)	NM	22%

NM - Not meaningful

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue	100%	100%	100%
Cost of revenue	39	66	53
Sales and marketing	25	28	35
Technology and development	14	15	16
General and administrative	14	14	14
Merger, acquisition, and restructuring costs	—	1	1
Total expenses	92	125	120
Income (loss) from operations	8	(25)	(20)
Other expense, net	4	—	4
Income (loss) before income taxes	4	(25)	(23)
Provision (benefit) for income taxes	1	—	(1)
Net income (loss)	3%	(26)%	(23)%
Note: Percentages may not sum due to rounding
Comparison of the Years Ended December 31, 2024, 2023, and 2022
Revenue
Revenue increased $48.5 million, or 8%, for the year ended December 31, 2024 compared to the prior year. Our revenue growth was driven primarily by growth in CTV and mobile. Revenue from CTV, mobile, and desktop increased by $35.3 million, or 13%, $12.1 million, or 5%, and $1.0 million, or 1%, respectively.
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
For 2025, we believe our revenue will increase compared to the prior year period and we expect CTV will continue to be our biggest growth driver.
Cost of Revenue
Cost of revenue decreased $151.1 million, or 37%, for the year ended December 31, 2024 compared to the prior year, primarily due to decreases of $164.4 million in depreciation and amortization, which was primarily driven by certain acquired intangible assets becoming fully amortized in the third quarter of 2023. These decreases were partially offset by increases of $11.8 million in cloud hosting, data center, and bandwidth expenses, primarily due to revenue growth and an associated increase in the volume of transactions processed on our platform.
On January 1, 2024, we extended the estimated useful lives of our network hardware assets from three years to five years, which was due to actual and expected longer refresh cycles for these assets. Based on the related asset balance as of December 31, 2023 and those placed in service during the year ended December 31, 2024, the effect of this change reduced depreciation expense by $12.6 million for the full year ending December 31, 2024 when compared to what depreciation expense would have been based on the original expected useful lives of three years.
Cost of revenue increased $102.7 million, or 33%, for the year ended December 31, 2023 compared to the prior year, primarily due to increases of $69.3 million in depreciation and amortization. These increases were primarily driven by incremental amortization due to the acceleration of the remaining lives of certain acquired intangible assets and capitalized software from the integration of our legacy Magnite CTV and SpotX CTV platforms, which started in the fourth quarter of 2022 and was completed in the third quarter of 2023. The year over year increase in amortization due to the acceleration was $64.0 million. Cost of revenue also included increases of $26.2 million in cloud hosting, data center, and bandwidth expenses and $8.1 million in traffic acquisition costs, both primarily due to revenue growth and an associated increase in the volume of transactions processed on our platform.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses decreased $7.8 million, or 5%, for the year ended December 31, 2024 compared to the prior year, primarily due to decreases of $17.4 million in depreciation and amortization, which were primarily driven by certain acquired intangible assets becoming fully amortized in 2023. These decreases were partially offset by increases of $9.5 million in personnel costs.
Sales and marketing expenses decreased $26.1 million, or 13%, for the year ended December 31, 2023 compared to the prior year, primarily due to decreases of $44.3 million in depreciation and amortization, which were primarily driven by certain acquired intangible assets becoming fully amortized in 2022 and 2023. These decreases were partially offset by increases of $15.3 million of personnel costs.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses increased $0.9 million, or 1%, for the year ended December 31, 2024 compared to the prior year.
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

General and Administrative
General and administrative expenses increased $7.8 million, or 9%, for the year ended December 31, 2024 compared to the prior year, primarily due to increases of $5.9 million in personnel costs, $4.1 million in expenses associated with refinancing our 2021 Credit Agreement (defined below) in February 2024 and repricing our 2024 Term Loan B Facility (defined below) in September 2024, and $3.7 million in insurance and business taxes. These increases were partially offset by decreases of $4.1 million in bad debt expense and $2.7 million in facilities-related costs. The higher bad debt expense in 2023 as compared to 2024 was primarily due to a buyer defaulting on payment obligations and filing for bankruptcy, resulting in bad debt expense of $4.2 million.
General and administrative expenses increased by $7.7 million, or 9%, for the year ended December 31, 2023 compared to the prior year, primarily due to increases of $4.8 million in bad debt expense, as described above, and $4.2 million in personnel costs.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
We did not incur any merger, acquisition, and restructuring costs for the year ended December 31, 2024. We incurred merger, acquisition, and restructuring costs of $7.5 million and $7.5 million during the years ended December 31, 2023 and 2022, respectively, primarily related to the acquisitions of SpotX, Inc. and SpringServe, LLC, which were completed on April 30, 2021 and July 1, 2021, respectively.
In 2023, these costs primarily included $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs, all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the SpotX acquisition.
In 2022, these costs primarily included $3.3 million of impairment costs associated with abandoned technology, $2.0 million non-cash stock-based compensation expense associated with the acceleration of unvested equity awards, and $1.2 million of one-time cash-based employee termination costs due to restructuring activities related to the integration of our acquisitions.
Other (Income) Expense, Net

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Interest expense, net	$27,032	$32,369	$29,260
Foreign exchange (gain) loss, net	(5,083)	1,953	(1,129)
(Gain) loss on extinguishment of debt	7,706	(26,480)	—
Other income	(5,052)	(5,304)	(5,318)
Total other expense, net	$24,603	$2,538	$22,813
Interest expense, net decreased by $5.3 million during the year ended December 31, 2024 compared to the prior year. The net decrease is primarily due to an increase in interest income and a decrease in interest expense as a result of lower Convertible Senior Notes (defined below) outstanding throughout 2024 as compared to the prior year period and the lower interest incurred under the 2024 Term Loan B Facility (defined below) compared to the 2021 Term Loan B Facility (defined below).
Interest expense, net increased by $3.1 million during the year ended December 31, 2023 compared to the prior year, mainly due to increased interest expense of $11.3 million as a result of increased interest rates on our 2021 Term Loan B Facility (defined below), partially offset by an increase in interest income of $8.2 million.
Foreign exchange (gain) loss, net changed by $7.0 million during the year ended December 31, 2024 compared to the prior year, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances. Foreign exchange (gain) loss, net changed by $3.1 million during the year ended December 31, 2023 compared to the prior year, for the same reasons above.
The loss on extinguishment of debt of $7.7 million for the year ended December 31, 2024 was due to the refinancing of our 2021 Credit Agreement (defined below) in February 2024 and the repricing of our 2024 Term Loan B Facility (defined below) in September 2024, which are further discussed below. The gain on extinguishment of debt of $26.5 million for the year ended December 31, 2023 was due to the repurchase of portions of our Convertible Senior Notes (defined below).
Provision (Benefit) for Income Taxes
We recorded an income tax expense of $3.7 million for the year ended December 31, 2024 compared to an income tax expense of $1.6 million and an income tax benefit $5.3 million for the years ended December 31, 2023 and 2022, respectively. The income tax expense for the year ended December 31, 2024 was primarily the result of our ability to recognize DTAs subject to the domestic valuation allowance and the state and foreign income tax provisions. We continue to maintain a valuation allowance for our domestic deferred tax assets.
The income tax expense for the year ended December 31, 2023 was primarily the result of the domestic valuation allowance and the federal, state, and foreign income tax liabilities.
The income tax benefit for the year ended December 31, 2022 was primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the foreign income tax liability. The net deferred tax liabilities recorded in connection with prior acquisitions and current taxable income for the year provided sources of taxable income to support the realization of pre-existing deferred tax assets.

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
Contribution ex-TAC
Contribution ex-TAC is calculated as gross profit plus cost of revenue excluding traffic acquisition cost ("TAC"). Traffic acquisition cost, a component of cost of revenue, represents what we must pay sellers for the sale of advertising inventory through our platform for revenue reported on a gross basis. Contribution ex-TAC is a non-GAAP financial measure that is most comparable to gross profit. Our management believes Contribution ex-TAC is a useful measure in facilitating a consistent comparison against our core business without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year Ended			Change %
	December 31, 2024	December 31, 2023	December 31, 2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Revenue	$668,170	$619,710	$577,069	8%	7%
Less: Cost of revenue	258,838	409,906	307,165	(37)%	33%
Gross profit	409,332	209,804	269,904	95%	(22)%
Add back: Cost of revenue, excluding TAC	197,610	339,343	244,711	(42)%	39%
Contribution ex-TAC	$606,942	$549,147	$514,615	11%	7%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the years ended December 31, 2024, 2023, and 2022:

	Contribution ex-TAC
	Year Ended			Change %
	December 31, 2024	December 31, 2023	December 31, 2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Channel:
CTV	$260,159	$218,494	$214,803	19%	2%
Mobile	242,018	226,826	188,116	7%	21%
Desktop	104,765	103,827	111,696	1%	(7)%
Total	$606,942	$549,147	$514,615	11%	7%
Contribution ex-TAC increased $57.8 million, or 11%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
Contribution ex-TAC increased $34.5 million, or 7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
For 2025, we expect Contribution ex-TAC will increase compared to the prior year period, and we expect CTV will be our biggest growth driver in 2025.
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
•Adjusted EBITDA does not reflect certain non-operational real estate and other (income) and expense, net, which consists of transactions or expenses that are typically by nature non-operating, one-time items, or unrelated to our core operations.
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Net income (loss)	$22,786	$(159,184)	$(130,323)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	28,376	38,330	31,658
Amortization of acquired intangibles	30,134	202,490	184,394
Stock-based compensation expense	76,519	72,617	64,118
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	7,322	5,464
Non-operational real estate and other expense, net	1,579	310	622
Interest expense, net	27,032	32,369	29,260
Foreign exchange (gain) loss, net	(5,083)	1,953	(1,129)
(Gain) loss on extinguishment of debt	7,706	(26,480)	—
Other debt refinancing expense	4,103	—	—
Provision (benefit) for income taxes	3,698	1,637	(5,274)
Adjusted EBITDA	$196,850	$171,364	$178,790

Adjusted EBITDA increased by $25.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increases in revenue, described above, which were partially offset by increases in expenses to support this revenue growth. Refer to discussion in section "Comparison of the Years Ended December 31, 2024, 2023, and 2022."
Adjusted EBITDA decreased by $7.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increases in expenses being greater than increases in revenue. Refer to discussion in section "Comparison of the Years Ended December 31, 2024, 2023, and 2022."

Liquidity and Capital Resources
Liquidity
At December 31, 2024, we had cash and cash equivalents of $483.2 million, of which $54.4 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $568.2 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $5.2 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
On February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. During the year ended December 31, 2024, we repurchased 1,160,496 shares of the Company's common stock for an aggregate amount of $14.6 million. As of December 31, 2024, $110.4 million remains available under the February 2024 Repurchase Plan.

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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At December 31, 2024, the balance of the Convertible Senior Notes was $203.6 million, net of unamortized debt issuance costs of $1.4 million.
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
At December 31, 2024, the balance of the 2024 Term Loan B Facility was $350.1 million, net of unamortized debt discount and debt issuance costs of $13.1 million, and amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Cash flows provided by operating activities	$235,201	$214,367	$192,550
Cash flows used in investing activities	(47,502)	(37,383)	(65,152)
Cash flows used in financing activities	(28,904)	(177,842)	(30,172)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,794)	575	(1,417)
Change in cash, cash equivalents and restricted cash	$157,001	$(283)	$95,809
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
During the year ended December 31, 2024, net cash provided by operating activities was $235.2 million, compared to net cash provided by operating activities of $214.4 million and $192.6 million during the years ended December 31, 2023 and 2022, respectively. Our operating activities included net income of $22.8 million, net loss of $159.2 million, and net loss of $130.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Non-cash adjustments of $135.8 million, $298.1 million, and $282.4 million increased cash provided by operating activities in 2024, 2023, and 2022 respectively. Net changes in our working capital also resulted in increases of $76.6 million, $75.5 million, and $40.4 million in cash provided by operating activities in 2024, 2023, and 2022 respectively. The net changes in working capital for all periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the year ended December 31, 2024, net cash used in investing activities was $47.5 million, compared to net cash used in investing activities of $37.4 million and $65.2 million during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2024, 2023, and 2022, we used cash for purchases of property and equipment of $32.8 million, $26.8 million, and $30.8 million, respectively, and used cash for investments in our internally developed software of $14.3 million, $10.6 million, and $13.6 million, respectively. During the year ended December 31, 2022, we used net cash of $20.8 million to acquire Carbon.

Financing Activities
Our financing activities consisted of our debt refinancing and repricing activities, Convertible Senior Notes transactions, repayment of amounts borrowed under our 2024 Term Loan B Facility and our 2021 Term Loan B Facility, and transactions related to our share repurchases and equity plans.
During the year ended December 31, 2024, net cash used in financing activities was $28.9 million, compared to net cash used in financing activities of $177.8 million and $30.2 million for the years ended December 31, 2023 and 2022, respectively. Cash outflows from financing activities for the year ended December 31, 2024 primarily included $403.1 million of payments related to paying off our 2021 Term Loan B Facility in February 2024 and repricing our 2024 Term Loan B Facility in September 2024, $22.5 million for taxes paid related to net share settlement of stock-based awards, $14.6 million of payments related to share repurchases, and $4.5 million of payments related to debt issuance costs related to the issuance of our 2024 Term Loan B Facility and 2024 Revolver Facility in February 2024. The outflows were partially offset by cash proceeds primarily consisting of $413.5 million from the issuance of our 2024 Term Loan B Facility, net of debt discount, and the repricing of our 2024 Term Loan B Facility in September 2024, and cash proceeds from the employee stock purchase plan of $3.6 million. In connection with the September 2024 repricing, most lenders decided to roll their loan balances over from the original 2024 Term Loan B Facility to the amended 2024 Term Loan B Facility, while some decided to cash out and reassign their loan balances. On September 18, 2024, $312.0 million of the 2024 Term Loan B Facility principal balance was rolled over as part of non-cash financing activities while the remaining lenders who were repaid and then had their loans reissued were included in the $403.1 million cash outflows and the $413.5 million cash proceeds mentioned above.
Cash outflows from financing activities for the year ended December 31, 2023 primarily included $165.5 million of payments related to repurchasing our Convertible Senior Notes, $11.8 million for taxes paid related to net share settlement of stock-based awards, $3.6 million for repayment of our 2021 Term Loan B Facility, and $2.3 million for payment of our indemnification claims holdback related to a historical acquisition. These outflows for the year ended December 31, 2023 were partially offset by cash proceeds from issuance of common stock under our employee stock purchase plan of $3.5 million and from stock options exercised of $2.2 million. Cash outflows from financing activities for the year ended December 31, 2022 included $15.7 million for payments related to share repurchases, $14.5 million for taxes paid related to net share settlement of stock-based awards, and $3.6 million for repayment of our 2021 Term Loan B Facility. These outflows for the year ended December 31, 2022 were partially offset by cash proceeds from issuance of common stock under our employee stock purchase plan of $3.7 million and from stock options exercised of $2.2 million.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of December 31, 2024 consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements and other future payments due under non-cancelable agreements at December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Lease liabilities associated with leases included right-of-use assets as of December 31, 2024	$18,722	$14,650	$9,024	$6,648	$6,434	$7,331	$62,809
Obligations for leases not included in lease liabilities as of December 31, 2024	3,926	4,817	4,888	5,526	5,748	964	25,869
Convertible Senior Notes	—	205,067	—	—	—	—	205,067
Interest, Convertible Senior Notes	513	256	—	—	—	—	769
2024 Term Loan B Facility (1)	3,641	3,641	3,641	3,641	3,641	344,972	363,177
Interest, 2024 Term Loan B Facility (2)	29,738	29,440	29,140	28,920	28,542	31,087	176,867
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	687	687	687	687	102	38	2,888
Other non-cancelable obligations	6,585	5,198	4,315	241	—	—	16,339
Total	$63,812	$263,756	$51,695	$45,663	$44,467	$384,392	$853,785
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement after the end of each fiscal year.

(2) Interest payments are based on an assumed rate of 8.11%, which was the rate as of December 31, 2024 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of December 31, 2024, fees based on outstanding but undrawn letters of credit as of December 31, 2024, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of December 31, 2024 include commitments under agreements for office space and data centers that have not commenced as of December 31, 2024.
Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of December 31, 2024.
In addition, the amounts above exclude commitments due within a year for a cloud-managed services agreement, under which the Company has a remaining non-cancelable minimum spend commitment from January 2025 to June 2025 of $15.9 million.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2024.

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

We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements and (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022.
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
On an ongoing basis, we assess if the estimated remaining useful lives of capitalized projects continue to be reasonable based on the remaining expected benefit and usage. If the remaining useful life of a capitalized project is revised, it is accounted for as a change in estimate and the remaining unamortized cost of the underlying asset is amortized prospectively over the updated remaining useful life. We also evaluate internal use software for abandonment and consider that along with other quantitative and qualitative factors as indicators for potential impairment when events or changes in circumstances indicate the carrying value may not be recoverable.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of December 31, 2024, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar,

Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at December 31, 2024 and December 31, 2023, including intercompany balances, would result in a foreign currency loss of approximately $10.8 million and $9.5 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Magnite, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
◦For a sample of accounts payable – seller balances, performing detail transaction testing by agreeing the amounts recognized to source documents.
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
February 26, 2025
We have served as the Company's auditor since 2018.

MAGNITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$483,220	$326,219
Accounts receivable, net	1,200,046	1,176,276
Prepaid expenses and other current assets	19,914	20,508
TOTAL CURRENT ASSETS	1,703,180	1,523,003
Property and equipment, net	68,730	47,371
Right-of-use lease assets	50,329	60,549
Internal use software development costs, net	26,625	21,926
Intangible assets, net	21,309	51,011
Goodwill	978,217	978,217
Other assets, non-current	6,378	6,729
TOTAL ASSETS	$2,854,768	$2,688,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,466,377	$1,372,176
Lease liabilities, current	16,086	20,402
Debt, current	3,641	3,600
Other current liabilities	9,880	5,957
TOTAL CURRENT LIABILITIES	1,495,984	1,402,135

Debt, non-current, net of debt issuance costs	550,104	532,986
Lease liabilities, non-current	38,983	49,665
Other liabilities, non-current	1,479	2,337
TOTAL LIABILITIES	2,086,550	1,987,123
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2024 and December 31, 2023; 141,427 and 138,577 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,433,809	1,387,715
Accumulated other comprehensive loss	(4,421)	(2,076)
Accumulated deficit	(661,172)	(683,958)
TOTAL STOCKHOLDERS' EQUITY	768,218	701,683
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,854,768	$2,688,806
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue	$668,170	$619,710	$577,069
Expenses:
Cost of revenue	258,838	409,906	307,165
Sales and marketing	166,142	173,982	200,081
Technology and development	95,243	94,318	93,757
General and administrative	96,860	89,048	81,382
Merger, acquisition, and restructuring costs	—	7,465	7,468
Total expenses	617,083	774,719	689,853
Income (loss) from operations	51,087	(155,009)	(112,784)
Other (income) expense:
Interest expense, net	27,032	32,369	29,260
Foreign exchange (gain) loss, net	(5,083)	1,953	(1,129)
(Gain) loss on extinguishment of debt	7,706	(26,480)	—
Other income	(5,052)	(5,304)	(5,318)
Total other expense, net	24,603	2,538	22,813
Income (loss) before income taxes	26,484	(157,547)	(135,597)
Provision (benefit) for income taxes	3,698	1,637	(5,274)
Net income (loss)	$22,786	$(159,184)	$(130,323)
Net income (loss) per share:
Basic	$0.16	$(1.17)	$(0.98)
Diluted	$0.16	$(1.17)	$(0.98)
Weighted average shares used to compute net income (loss) per share:
Basic	140,557	136,620	132,887
Diluted	146,810	136,620	132,887
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net income (loss)	$22,786	$(159,184)	$(130,323)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,345)	1,075	(1,775)
Other comprehensive income (loss)	(2,345)	1,075	(1,775)
Comprehensive income (loss)	$20,441	$(158,109)	$(132,098)
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	132,553	$2	$1,282,589	$(1,376)	$(394,451)	(349)	$(6,007)	$880,757
Exercise of common stock options	613	—	2,234	—	—	—	—	2,234
Issuance of common stock related to employee stock purchase plan	426	—	3,744	—	—	—	—	3,744
Issuance of common stock related to RSU vesting	3,276	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,270)	—	(14,498)	—	—	—	—	(14,498)
Purchase of treasury stock	—	—	—	—	—	(1,243)	(15,663)	(15,663)
Retirement of common stock	(1,592)	—	(21,670)	—	—	1,592	21,670	—
Stock-based compensation	—	—	66,822	—	—	—	—	66,822
Other comprehensive loss	—	—	—	(1,775)	—	—	—	(1,775)
Net loss	—	—	—	—	(130,323)	—	—	(130,323)
Balance at December 31, 2022	134,006	2	1,319,221	(3,151)	(524,774)	—	—	791,298
Exercise of common stock options	395	—	2,166	—	—	—	—	2,166
Issuance of common stock related to employee stock purchase plan	438	—	3,513	—	—	—	—	3,513
Issuance of common stock related to RSU and PSU vesting	4,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,039)	—	(11,814)	—	—	—	—	(11,814)
Stock-based compensation	—	—	74,629	—	—	—	—	74,629
Other comprehensive income	—	—	—	1,075	—	—	—	1,075
Net loss	—	—	—	—	(159,184)	—	—	(159,184)
Balance at December 31, 2023	138,577	2	1,387,715	(2,076)	(683,958)	—	—	701,683
Exercise of common stock options	109	—	572	—	—	—	—	572
Issuance of common stock related to employee stock purchase plan	463	—	3,589	—	—	—	—	3,589
Issuance of common stock related to RSU vesting	5,433	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,995)	—	(22,472)	—	—	—	—	(22,472)
Purchase of treasury stock	—	—	—	—	—	(1,160)	(14,573)	(14,573)
Retirement of common stock	(1,160)	—	(14,573)	—	—	1,160	14,573	—
Stock-based compensation	—	—	78,978	—	—	—	—	78,978
Other comprehensive loss	—	—	—	(2,345)	—	—	—	(2,345)
Net income	—	—	—	—	22,786	—	—	22,786
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	$—	$—	$768,218
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net income (loss)	$22,786	$(159,184)	$(130,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,510	240,820	216,052
Stock-based compensation	76,519	72,617	64,118
Impairment of intangible assets	—	—	3,320
(Gain) loss on extinguishment of debt	7,706	(26,480)	—
Provision for (recovery of) doubtful accounts	587	4,666	(163)
Amortization of debt discount and issuance costs	4,119	6,279	6,785
Non-cash lease expense	(4,772)	(1,712)	1,485
Deferred income taxes	95	(2,379)	(8,802)
Unrealized foreign currency (gain) loss, net	(7,001)	1,266	(271)
Other items, net	23	3,007	(86)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(26,024)	(220,102)	(46,325)
Prepaid expenses and other assets	1,980	1,004	(4,228)
Accounts payable and accrued expenses	97,380	294,677	91,377
Other liabilities	3,293	(112)	(389)
Net cash provided by operating activities	235,201	214,367	192,550
INVESTING ACTIVITIES:
Purchases of property and equipment	(32,810)	(26,764)	(30,815)
Capitalized internal use software development costs	(14,260)	(10,619)	(13,582)
Other investing activities	(432)	—	—
Mergers and acquisitions, net of indemnification claims holdback	—	—	(20,755)
Net cash used in investing activities	(47,502)	(37,383)	(65,152)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	413,463	—	—
Repayment of the Term Loan B Facility from refinancing and repricing activities	(403,113)	—	—
Payment for debt issuance costs	(4,547)	—	—
Repayment of debt	(1,823)	(3,600)	(3,600)
Repurchase of Convertible Senior Notes	—	(165,518)	—
Proceeds from exercise of stock options	572	2,166	2,234
Proceeds from issuance of common stock under employee stock purchase plan	3,589	3,513	3,744
Taxes paid related to net share settlement	(22,472)	(11,814)	(14,498)
Purchase of treasury stock	(14,573)	—	(15,663)
Repayment of finance leases	—	(276)	(807)
Payment of indemnification claims holdback	—	(2,313)	(1,582)
Net cash used in financing activities	(28,904)	(177,842)	(30,172)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,794)	575	(1,417)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	157,001	(283)	95,809
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	326,219	326,502	230,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$483,220	$326,219	$326,502
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$483,220	$326,219	$326,254
Restricted cash included in prepaid expenses and other current assets	—	—	248
Total cash, cash equivalents and restricted cash	$483,220	$326,219	$326,502

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,870	$5,357	$4,932
Cash paid for interest	$36,863	$37,028	$26,320
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$6,742	$1,690	$1,295
Capitalized stock-based compensation	$2,459	$2,012	$2,704
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,628	$4,017	$20,131
Operating lease right-of-use assets reduction and corresponding adjustment to operating lease liabilities from lease terminations	4,622	$—	$—
Purchase consideration - indemnification claims holdback	$—	$—	$2,293
Non-cash financing activity related to Amendment No. 1 to the 2024 Credit Agreement	$311,974	$—	$—

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
    Sellers monetize their inventory through the Company’s platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding. These transactions include biddable auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. At the same time, buyers leverage the Company’s platform to manage their advertising spending and reach their target audiences, simplify order management and campaign tracking, obtain actionable insights into audiences for their advertising, and access impression-level purchasing from thousands of sellers.

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
    Segments
Management has determined that the Company operates as one operating segment and one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer ("CEO"). The Company has one primary business activity, where it provides a platform to all of its customers, buyers and sellers, that automates the purchase and sale of digital advertising inventory globally, across all channels, formats, and auction types, as described above in Note 1—Nature of Operations. The Company’s chief operating decision maker reviews financial information on a consolidated basis, principally to make decisions about how to allocate resources and to measure the Company’s performance. The chief operating decision maker reviews consolidated net income (loss), which is the measure of financial profit and loss most closely aligned with generally accepted accounting principles. The chief operating decision maker considers budget-to-actual variances for this measure, predominantly in the annual budget, forecasting process, and quarterly results assessment. The chief operating decision maker does not review any balance sheet information at any other level than on a consolidated basis and does not review any income statement information at any other level than on a consolidated basis with the exception of revenue by geography and by channel. Refer to Note 4—Revenues. The significant expense information regularly provided to the chief operating decision maker is the same as that included in the face of the Company's consolidated income statement of operations.

Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, this includes deferred tax liabilities at December 31, 2023, being reclassified to other liabilities, non-current on the consolidated balance sheets and (gain) loss on disposal of property and equipment for the years ended December 31, 2023 and December 31, 2022, respectively, being reclassified to other items, net on the consolidated statements of cash flows.
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
In connection with the Company's periodic review of the estimated useful lives of its property and equipment, the Company extended the estimated useful lives of its network hardware assets from three years to five years effective January 1, 2024. The change in estimated useful lives were due to actual and expected longer refresh cycles for these assets. Based on the carrying value of network hardware assets as of December 31, 2023 and those placed in service during the year ended December 31, 2024, the effect of this change in estimate was an increase in income from operations of $12.6 million for the year ended December 31, 2024 and an increase in net income of $12.6 million, or $0.09 per basic and diluted share for the year ended December 31, 2024. The updated policy reflecting the change in estimated useful lives is below.
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
Expenses
The Company classifies its expenses into the following categories:
    Cost of Revenue. The Company's cost of revenue primarily consists of cloud hosting, data center, and bandwidth costs, ad verification costs, depreciation and maintenance expense of hardware supporting the Company's revenue-producing platform, amortization of internally-developed software costs for the development of the Company's revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and software costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in the Company's network operations group who support the Company's platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortizes the costs associated with its revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives.
    Sales and Marketing. The Company's sales and marketing expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, and non-compete agreements from the Company's business acquisitions, professional services, facilities-related costs, and depreciation expense. The Company's sales and support organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers and supports ongoing client relationships. The Company amortizes acquired intangibles associated with client relationships from its business acquisitions over their estimated useful lives.
    Technology and Development. The Company's technology and development expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of the Company's solution, software costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on the Company's consolidated balance sheets. The Company amortizes internal use software development costs that relate to its revenue-producing activities on the Company's platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from its business acquisitions over their estimated useful lives.
    General and Administrative. The Company's general and administrative expenses primarily consists of personnel costs, including salaries, bonuses, and stock-based compensation, associated with the Company's executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs, depreciation expense, bad debt expense, and other corporate-related expenses.
    Merger, Acquisition, and Restructuring Costs. The Company's merger, acquisition, and restructuring costs primarily consists of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
    Stock-Based Compensation
    Compensation expense related to employee and non-employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company grants awards to employees that vest based solely on continued service, or service conditions, awards that vest based on the achievement of performance targets, or performance conditions, and awards that vest based on the Company's stock price exceeding a peer index, or market conditions. The fair value of restricted stock units that vest based on continued service is equal to the closing price of the Company's common stock as reported on the Nasdaq on the grant date. The fair value of each option award containing service conditions is estimated on the grant date using the Black-Scholes option-pricing model. Generally, option awards have a contractual term of ten years. The fair value of awards containing market conditions is estimated using a Monte-Carlo simulation model. For service condition awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance condition and market condition awards, stock-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. For market condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved. The Company accounts for forfeitures when they occur.

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

    Capital Stock
    The Company has authorized capital stock of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company has issued common stock, which is included in outstanding common stock on the Company's consolidated balance sheets. From time to time, the Company has repurchased shares of common stock, which has been recorded as treasury stock on the Company's consolidated balance sheets. All treasury stock has been subsequently retired. The Company has not issued any shares of its preferred stock subsequent to the Company's initial public offering ("IPO") and does not have any preferred stock outstanding.
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to affect the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2024 was 40,333,967.
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

    Property and Equipment, Net
    Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment are as follows:

Years
Computer equipment and network hardware	3 to 5
Furniture, fixtures and office equipment	5 to 7
Leasehold improvements	Shorter of useful life or life of lease
Purchased software	3
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
    The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	5
In-process research and development	3 to 5
Customer relationships	0.5 to 4
Non-compete agreements	1 to 2
Other intangible assets	3 to 10

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
The Company records rent expense for operating leases, including leases of office facilities, data centers, and equipment, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. The Company also records variable lease expense primarily related to operating expenses, utilities, or other costs that are subject to fluctuation. Lease liability, which represents the present value of the Company's obligation related to the estimated future lease payments, is included in lease liabilities, current and lease liabilities, non-current within the consolidated balance sheets. These liability balances are reduced as lease related payments are made. For operating leases, the right-of-use ("ROU") assets are amortized on a periodic basis over the expected term of the lease (see Note 15).
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
    At December 31, 2024, two buyers accounted for 46% and 11%, respectively, of consolidated accounts receivable, net. At December 31, 2023, two buyers accounted for 48% and 11%, respectively, of accounts receivable, net.
    The Company recognizes revenue from its contracts with sellers. No seller of advertising inventory accounted for 10% or more of revenue during the years ended December 31, 2024, 2023, and 2022.
    At December 31, 2024, one seller of advertising inventory accounted for 28% of accounts payable and accrued expenses and at December 31, 2023, one seller of advertising inventory accounted for 29% of accounts payable and accrued expenses.

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
    Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 was effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company adopted this standard during the year ended December 31, 2024. See section Segments within this footnote for further detail.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application are permitted. The Company will adopt the guidance for the annual period beginning January 1, 2025. The Company expects the impact of adoption of this guidance to be limited to footnote disclosure and to result in additional disaggregation of information disclosed in the rate reconciliation and with respect to income taxes paid.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures of the nature of expenses included in the income statement and presented in the footnotes. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its disclosures.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have a material impact on the Company’s present or future consolidated financial statements.

Note 3—Net Income (Loss) Per Share
    The following table presents the basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands, except per share amounts)
Basic and Diluted Net Income (Loss) Per Share:
Net income (loss)	$22,786	$(159,184)	$(130,323)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	140,557	136,620	132,887
Basic net income (loss) per share	$0.16	$(1.17)	$(0.98)

Diluted Income (Loss) Per Share:
Net income (loss) used to calculate diluted income (loss) per share	$22,786	$(159,184)	$(130,323)

Denominator:
Weighted-average common shares used to compute basic net income (loss) per share	140,557	136,620	132,887
Dilutive effect of weighted-average restricted stock units	3,731	—	—
Dilutive effect of weighted-average common stock options	1,811	—	—
Dilutive effect of weighted-average performance stock units	669	—	—
Dilutive effect of weighted-average ESPP shares	42	—	—
Weighted-average shares used to compute diluted net income (loss) per share	146,810	136,620	132,887
Diluted net income (loss) per share	$0.16	$(1.17)	$(0.98)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Unvested restricted stock units	—	1,608	1,506
Options to purchase common stock	—	1,566	1,864
Unvested performance stock units	—	84	124
ESPP shares	—	31	18
Convertible Senior Notes	3,210	4,981	6,262
Total shares excluded from diluted net income (loss) per share	3,210	8,270	9,774
As of December 31, 2024, the performance stock units granted during 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 121%, 137%, and 150%, respectively. As of December 31, 2023, the performance stock units granted during 2021, 2022, and 2023 had expected achievement levels of 0%, 58%, and 46%, respectively. As of December 31, 2022, the performance stock units granted during 2020, 2021, and 2022 had expected achievement levels of 116%, 0%, and 81%, respectively. These expected achievement levels are included in the calculation of weighted-average shares in the tables above. Refer to Note 12 —"Stock-Based Compensation" for additional information related to performance stock units.
For the years ended December 31, 2024, 2023, and 2022, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 17) was approximately 3,210,098, 3,210,098, and 6,261,560, respectively, and were excluded from the calculation of diluted loss per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances.

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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	(in thousands, except percentages)
Revenue:
Net basis	$572,003	86%	$508,478	82%	$475,633	82%
Gross basis	96,167	14	111,232	18	101,436	18
Total	$668,170	100%	$619,710	100%	$577,069	100%
The following table presents the Company's revenue by channel for the years ended December 31, 2024, 2023, 2022:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	(in thousands, except percentages)
Channel:
CTV	$317,413	48%	$282,126	46%	$268,572	47%
Mobile	244,643	36	232,495	37	192,803	33
Desktop	106,114	16	105,089	17	115,694	20
Total	$668,170	100%	$619,710	100%	$577,069	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the years ended December 31, 2024, 2023, 2022:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	(in thousands, except percentages)
United States	$498,440	75%	$462,167	75%	$447,634	78%
International	169,730	25%	157,543	25%	129,435	22%
Total	$668,170	100%	$619,710	100%	$577,069	100%
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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $2.9 million at December 31, 2024, and $20.4 million at December 31, 2023. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.

The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.9 million and $1.1 million as of December 31, 2024 and December 31, 2023, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Allowance for doubtful accounts, beginning balance	$20,363	$1,092	$3,475
Write-offs	(18,954)	(856)	(751)
Increase (decrease) in provision for expected credit losses	1,428	20,115	(1,719)
Recoveries of previous write-offs	65	12	87
Allowance for doubtful accounts, December 31	$2,902	$20,363	$1,092
During the year ended December 31, 2024, the Company wrote off $19.0 million of allowance for doubtful accounts, of which $18.5 million was attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.
The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of bad debt expense or recoveries the Company recognizes each year. During the year ended December 31, 2024, the increase in the provision for expected credit losses associated with accounts receivable of $1.4 million was partially offset by increases of contra seller payables related to recoveries of uncollected buyer receivables, which resulted in an immaterial amount of bad debt expense. During the year ended December 31, 2023, the increase in the provision for expected credit losses associated with accounts receivable of $20.1 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $15.4 million, which resulted in $4.7 million of bad debt expense. The increase in the provision for expected credit losses was primarily attributed to one buyer filing for bankruptcy, resulting in $4.2 million of bad debt expense during the year ended December 31, 2023. During the year ended December 31, 2022, the decrease in the provision for expected credit losses associated with accounts receivable of $1.7 million was offset by decreases of contra seller payables related to recoveries of uncollected buyer receivables of $1.6 million, which resulted in an immaterial amount of bad debt recoveries.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$436,731	$436,731	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$281,162	$281,162	$—	$—
At December 31, 2024 and 2023, cash equivalents of $436.7 million and $281.2 million, respectively, consisted of money market funds, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At December 31, 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 17) and at December 31, 2023, had debt outstanding under its Convertible Senior Notes and loans under its 2021 Term Loan B Facility (as defined in Note 17) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $190.2 million and $174.3 million, as of December 31, 2024 and 2023, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2024 and 2023 and is classified as Level 2 in the fair value hierarchy. At December 31, 2024 and 2023, the estimated fair value of the Company's 2024 Term Loan B Facility and of the Company's 2021 Term Loan B Facility was $368.2 million and $352.3 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during the years ended December 31, 2024 and 2023.

Note 6—Property and Equipment
    Major classes of property and equipment were as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Computer equipment and network hardware	$184,155	$154,821
Furniture, fixtures and office equipment	3,486	4,031
Leasehold improvements	2,576	3,893
Purchased software	1,123	1,124
Gross property and equipment	191,340	163,869
Accumulated depreciation	(122,610)	(116,498)
Net property and equipment	$68,730	$47,371
Depreciation expense related to property and equipment totaled $16.4 million, $24.0 million, and $19.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 2 for information related to the change in estimated useful lives of network hardware assets.

The Company's property and equipment, net by geographical region was as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
United States	$51,708	$32,161
International	17,022	15,210
Total	$68,730	$47,371

Note 7—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Internal use software development costs, gross	97,571	$82,932
Accumulated amortization	(70,946)	(61,006)
Internal use software development costs, net	$26,625	$21,926
During the years ended December 31, 2024, 2023, and 2022, the Company capitalized $16.7 million, $12.6 million, and $16.2 million, respectively, of internal use software development costs. Amortization expense was $12.0 million, $14.3 million, and $12.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Based on the Company’s internal use software development costs at December 31, 2024, excluding projects that are not ready for their intended use with a value of $7.3 million, estimated amortization expense of $10.8 million, $6.4 million, and $2.1 million is expected to be recognized in 2025, 2026, and 2027, respectively.

Note 8—Goodwill and Intangible Assets
The Company's goodwill balance as of December 31, 2024 and December 31, 2023 was $978.2 million. The Company's qualitative assessment for impairment in the fourth quarter of 2024 did not indicate that it is more likely than not that the fair value of its goodwill is less than the aggregate carrying amount.
    The Company’s intangible assets as of December 31, 2024 and 2023 included the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$109,736
Customer relationships	37,300	37,300
In-process research and development	8,830	8,830
Other intangible assets	1,332	900
Non-compete agreements	—	200
Total identifiable intangible assets, gross	157,198	156,966
Accumulated amortization—intangible assets:
Developed technology	(93,941)	(75,321)
Customer relationships	(34,192)	(24,867)
In-process research and development	(6,856)	(4,832)
Other intangible assets	(900)	(750)
Non-compete agreements	—	(185)
Total accumulated amortization—intangible assets	(135,889)	(105,955)
Total identifiable intangible assets, net	$21,309	$51,011
Amortization of intangible assets for the years ended December 31, 2024, 2023, and 2022 was $30.1 million, $202.5 million, and $184.4 million, respectively. During the year ended December 31, 2022, the Company abandoned certain in-process research and development projects and technology intangible assets. The abandonment resulted in $3.3 million of impairment costs, which was included in merger, acquisition, and restructuring costs in the consolidated statements of operations.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2024:

Fiscal Year	Amount
(in thousands)
2025	$14,488
2026	6,045
2027	474
2028	43
2029	43
Thereafter	216
Total	$21,309

Note 9—Business Combinations
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

Note 10—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accounts payable—seller	$1,417,780	$1,333,242
Accounts payable—trade	30,899	23,844
Accrued employee-related payables	17,698	15,090
Total	$1,466,377	$1,372,176

 Note 11—Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, which relate to foreign currency translation, were as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(1,376)
Other comprehensive loss	(1,775)
Balance at December 31, 2022	(3,151)
Other comprehensive income	1,075
Balance at December 31, 2023	(2,076)
Other comprehensive loss	(2,345)
Balance at December 31, 2024	$(4,421)

Note 12—Stock-Based Compensation
    In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisition of nToggle, Inc. ("nToggle"), it assumed the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"), and in connection with the merger with Telaria, Inc. ("Telaria"), the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"). Available shares under the nToggle Plan and the Telaria Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of and merger with, respectively, each company. On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan"), which, among other things, increased the aggregate maximum number of shares of common stock that may be issued under the plan, removed the prior evergreen provision, and extended the plan through April 2033. All compensatory equity awards outstanding at December 31, 2024 were issued pursuant to the Amended and Restated 2014 Equity Incentive Plan, the 2014 Equity Incentive Plan, the nToggle Plan, the Telaria Plan, or the Inducement Plan.
    The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units that vest based on continuous service ("RSUs"), and restricted stock units that include performance criteria (“performance stock units” or "PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. In addition, each Director of the Company's Board of Directors receives an annual grant which vests at the earlier of the one year anniversary of the grant date and the following annual shareholder meeting in addition to an initial equity awards in the first year of their election into the Board of Directors. Options, RSAs, RSUs, and PSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. As of December 31, 2024, an aggregate of 18,669,345 shares remained available for future grants, assuming target number of PSUs, under the Amended and Restated 2014 Equity Incentive Plan.

Stock Options
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	4,262	$8.65
Granted	130	$9.20
Exercised	(109)	$5.24
Expired	(123)	$15.05
Outstanding at December 31, 2024	4,160	$8.57	4.6 years	$35,807
Exercisable at December 31, 2024	3,760	$8.09	4.3 years	$34,203
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $1.0 million, $2.2 million, and $5.1 million, respectively, based on their respective exercise dates. At December 31, 2024, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $3.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the years ended December 31, 2024, 2023, and 2022 was $6.34, $7.27, and $8.93, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	3.93%	3.99%	1.63%
Expected volatility	84%	84%	79%
Dividend yield	—%	—%	—%
Restricted Stock Units
A summary of restricted stock unit activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2023	11,450	$12.63
Granted	7,193	$9.43
Canceled	(1,401)	$10.91
Vested and released	(5,433)	$13.04
Restricted stock units outstanding at December 31, 2024	11,809	$10.69
The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $9.43, $10.67, and $12.69, respectively.
The fair value of restricted stock units that vested and were released during the years ended December 31, 2024, 2023, and 2022 was $61.9 million, $50.7 million, and $37.0 million, respectively, based on their respective vesting dates. At December 31, 2024, the intrinsic value of unvested restricted stock units was $188.0 million. At December 31, 2024, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $105.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units
The Company granted 379,635 PSUs to the Company's CEO in August 2021, (the "August 2021 PSUs"), which are subject to both time-based and performance-based vesting conditions. The PSUs consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00, respectively, over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
In 2022 and 2023, the Company granted PSUs to select executive employees that vest based on share price metrics tied to total shareholder return ("TSR") relative to a peer group over a three-year period, assuming a performance measurement of 100%. These PSUs are also subject to a time-based service component. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Between 0% and 150% of the performance stock units will vest at the end of the performance period, which is generally on the third anniversary of the PSU grant date.
In 2024, the Company additionally granted PSUs with an aggregate target of 486,431 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three-year period beginning January 1, 2024, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2024. At December 31, 2024, the first one-year interim performance measurement was 150%, subject to the remaining vesting criteria.
Stock-based compensation expense for PSUs is based on the grant date fair value and the number of shares assuming a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
A summary of PSU activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	967	$18.17
Granted	486	$11.76
Forfeited	(26)	$52.49
Outstanding at December 31, 2024	1,427	$15.35
The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the years ended December 31, 2024, 2023, and 2022 was $11.76, $13.32, and $17.28, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Performance period (in years)	3.0	3.0	3.0
Risk-free interest rate	4.05%	4.19%	1.39%
Expected volatility of Magnite	87%	94%	84%
Expected volatility of selected peer companies	55%	64%	63%
Expected correlation coefficients of Magnite	0.59	0.62	0.56
Expected correlation coefficients of selected peer companies	0.47	0.54	0.52
Dividend yield	—%	—%	—%
No PSUs vested during the years ended December 31, 2024 and 2022. The fair value of PSUs that vested and were released during the year ended December 31, 2023 was $1.2 million, based on their respective vesting dates. At December 31, 2024, the intrinsic value of unvested performance stock units based on expected achievement levels was $23.6 million. As of December 31, 2024, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $7.3 million, which will be recognized over a weighted-average period of 1.5 years.
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
    On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan"), which, among other things, removed the evergreen provision and extended the plan through June 2033. As of December 31, 2024, the Company has reserved 4,267,918 shares of its common stock for issuance under the Company's Amended and Restated 2014 Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Cost of revenue	$1,924	$1,809	$1,666
Sales and marketing	31,436	27,263	21,558
Technology and development	18,210	20,542	19,961
General and administrative	24,949	22,860	18,929
Merger, acquisition, and restructuring costs	—	143	2,004
Total stock-based compensation expense	$76,519	$72,617	$64,118

For the year ended December 31, 2024, the Company recognized $1.1 million of income tax benefit on stock-based compensation expense related to 2024, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2024, income tax benefit realized related to awards vested or exercised during 2024 was $14.5 million. For the year ended December 31, 2023, the Company recognized $5.5 million of income tax expense on stock-based compensation expense related to 2023, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2023, income tax benefit realized related to awards vested or exercised during 2023 was $12.5 million. For the year ended December 31, 2022, the Company recognized $6.4 million of income tax expense on stock-based compensation expense related to 2022, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2022, income tax benefit realized related to awards vested or exercised during 2022 was $9.6 million.

Note 13—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with historical acquisitions and restructuring activities. During the year ended December 31, 2024, the Company did not incur any merger, acquisition, and restructuring costs. During the year ended December 31, 2023, these activities included the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the SpotX, Inc. ("SpotX") acquisition, including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize. During the year ended December 31, 2022, these activities consisted primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with the Telaria merger, the SpotX acquisition, the SpringServe, LLC ("SpringServe") acquisition, and restructuring activities.

The following table summarizes merger, acquisition, and restructuring cost activity:

	Year Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Personnel related (severance and one-time termination benefit costs)	$3,218	$1,227
Loss contracts (facility related)	2,190	—
Exit costs	1,408	—
Impairment of property and equipment, net	506	—
Non-cash stock-based compensation (double trigger acceleration and severance)	143	2,004
Impairment costs of abandoned technology (Note 8)	—	3,320
Professional services (investment banking advisory, legal and other professional services)	—	917
Total merger, acquisition, and restructuring costs	$7,465	$7,468
Accrued restructuring costs related to mergers, acquisition, and restructuring activities were primarily related to the SpotX acquisition and the Telaria merger. Accrued restructuring costs associated with personnel costs are included in accounts payable and accrued expenses and accruals related to assumed loss contracts are included in other current liabilities and other liabilities, non-current on the Company's consolidated balance sheets.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Accrued merger, acquisition, and restructuring costs at beginning of period	$1,327	$1,222	$2,742
Personnel related and non-cash stock-based compensation	—	3,361	3,231
Loss contracts (facility related)	—	2,190	—
Exit costs	—	1,408	—
Impairment of property and equipment, net	—	506	—
Impairment costs of abandoned technology	—	—	3,320
Cash paid for restructuring costs	(858)	(4,521)	(2,747)
Non-cash loss contracts (lease related)	—	(2,190)	—
Non-cash impairments	—	(506)	(3,320)
Non-cash stock-based compensation	—	(143)	(2,004)
Accrued merger, acquisition, and restructuring costs at end of period	$469	$1,327	$1,222

Note 14—Income Taxes
    The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Domestic	$19,481	$(165,311)	$(145,480)
International	7,003	7,764	9,883
Income (loss) before income taxes	$26,484	$(157,547)	$(135,597)

    The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Current:
Federal	$89	$218	$(186)
State	1,803	1,994	1,056
Foreign	1,743	1,707	2,735
Total current provision	3,635	3,919	3,605
Deferred:
Federal	47	763	(2,039)
State	(235)	(5,317)	(6,324)
Foreign	251	2,272	(516)
Total deferred provision (benefit)	63	(2,282)	(8,879)
Total provision (benefit) for income taxes	$3,698	$1,637	$(5,274)

    The Company recorded an income tax expense of $3.7 million for the year ended December 31, 2024 compared to an income tax expense of $1.6 million and an income tax benefit of $5.3 million for the years ended December 31, 2023 and 2022, respectively. The income tax expense for the year ended December 31, 2024 was primarily the result of the domestic valuation allowance on the Company's deferred tax assets and the federal, state, and foreign income tax liabilities. The income tax expense for the year ended December 31, 2023 was primarily the result of the domestic valuation allowance on the Company's deferred tax assets and the federal, state, and foreign income tax liabilities. The income tax benefit for the year ended December 31, 2022 was primarily the result of recognizing the benefit of deferred tax assets previously subject to the domestic valuation allowance and the income tax liability associated with foreign subsidiaries. The net deferred tax liabilities recorded in connection with prior acquisitions and current taxable income for the year provided sources of taxable income to support the realization of pre-existing deferred tax assets.
    Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.6%	1.7%	3.1%
Foreign income (loss) at other than U.S. rates	1.8%	(0.3)%	(0.1)%
Stock-based compensation expense	9.0%	(2.4)%	(2.4)%
Meals and entertainment	1.9%	(0.3)%	(0.1)%
Other permanent items	0.9%	(0.2)%	(0.7)%
Change in valuation allowance	(42.5)%	(17.8)%	(15.5)%
Sec 162(m) officers' compensation	19.1%	(3.3)%	(4.1)%
Provision to return adjustments	4.9%	0.2%	0.3%
Research and development tax credits	(6.9)%	0.4%	2.5%
Foreign withholding taxes	0.2%	—%	(0.1)%
Effective income tax rate	14.0%	(1.0)%	3.9%

    Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred Tax Assets:
Allowance for doubtful accounts	$1,597	$5,959
Accrued liabilities	2,102	1,133
Lease liabilities	8,704	12,623
Stock-based compensation	3,053	3,803
Intangible assets	1,276	—
Net operating loss carryovers	77,581	91,716
Tax credit carryovers	11,098	10,005
Capitalized facilitative costs	5,975	—
Other	816	2,384
Total deferred tax assets	112,202	127,623
Less valuation allowance	(94,373)	(107,017)
Deferred tax assets, net of valuation allowance	17,829	20,606
Deferred Tax Liabilities:
Fixed assets	(7,510)	(4,380)
Intangible assets	—	(6,185)
Right-of-use lease assets	(7,647)	(10,356)
Debt issuance and original issue discount	(3,082)	—
Total deferred tax liabilities	(18,239)	(20,921)
Net deferred tax liabilities	$(410)	$(315)

    As of December 31, 2024, the net deferred tax liabilities of $0.4 million is presented in the Company's consolidated balance sheets as part of other liabilities, non-current, of $0.7 million and other assets, non-current of $0.3 million. As of December 31, 2023, the net deferred tax liabilities of $0.3 million is presented in the Company's consolidated balance sheets as part of other liabilities, non-current, of $0.7 million and other assets, non-current of $0.4 million. The valuation allowance was decreased by $12.6 million for the year ended December 31, 2024, and increased by $30.2 million, and $20.7 million for the years ended December 31, 2023 and 2022, respectively.
    At December 31, 2024, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $263.9 million, which will begin to expire in 2037. At December 31, 2024, the Company had state NOLs of approximately $204.8 million, which will begin to expire in 2028. At December 31, 2024, the Company had foreign NOLs of approximately $17.7 million, which will begin to expire in 2026. At December 31, 2024, the Company had acquired federal research and development tax credit carryforwards of approximately $6.2 million which will begin to expire in 2036, and state research and development tax credits of approximately $10.2 million, the majority of which carry forward indefinitely.
In addition, various foreign jurisdictions where the Company has activity have enacted or are considering enacting a variety of measures that could impact the Company's tax liabilities. The Company is monitoring new legislation and evaluating the potential tax implications of these measures globally.
Pursuant to Section 382 of the Internal Revenue Code, the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the merger with Telaria. As a result, the use of the Company’s total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact its ability to utilize substantially all of its NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects some of its federal research and development carryforward tax credits will not be recovered prior to expiration.

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
    At December 31, 2024, unremitted earnings of the subsidiaries outside of the United States were approximately $35.5 million. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
    The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2022	$4,251
Increases related to current year tax positions	230
Decreases related to prior year tax positions	(98)
Increases related to prior year tax positions	60
Balance as of December 31, 2023	4,443
Increases related to current year tax positions	490
Decreases related to prior year tax positions	(457)
Increases related to prior year tax positions	18
Balance as of December 31, 2024	$4,494
    Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2024, 2023, and 2022 were not material.
    Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For the India, Netherlands, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2022 and forward are open, for Australia and Singapore only 2021 and forward are open for examination, for Brazil, Canada, Germany, and Malaysia only 2020 and forward are open for examination, for Italy and New Zealand only 2019 and forward are open for examination, and for Japan 2018 and forward remain open for examination.
    The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.

Note 15—Leases
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 4.6 years and 5.2 years as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, a weighted average discount rate of 6.12% and 6.19%, respectively, were applied to the remaining lease payments to calculate the lease liabilities included within the consolidated balance sheets.
Operating lease expense was $21.2 million, $24.5 million and $23.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in operating lease expense for the year ended December 31, 2024 was a gain of $1.8 million related to the early termination of an office facility lease. The Company recognized variable lease expense of $1.6 million, $3.8 million, and

$3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, variable lease expense included $1.4 million of negative variable lease expense related to rent concessions for an office lease.
The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and ROU assets were as follows as of December 31, 2024 (in thousands):

Fiscal Year
2025	$18,722
2026	14,650
2027	9,024
2028	6,648
2029	6,434
Thereafter	7,331
Total lease payments (undiscounted)	62,809
Less: imputed interest	(7,740)
Lease liabilities—total (discounted)	$55,069

Cash paid for amounts included in lease liabilities was $24.1 million, $26.6 million, and $22.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company also received rental income of $5.0 million, $5.3 million, and $5.2 million for real estate leases for which it subleased the property to a third party during the years ended December 31, 2024, 2023, and 2022, respectively. Rental income is included in other income in the consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for office space and data centers that had not commenced as of December 31, 2024; therefore, the leases were not included in the lease liabilities and ROU assets balance as of December 31, 2024. The Company has future commitments totaling $25.9 million over a term of 4.7 years related to these agreements.
The Company's operating lease right-of-use assets by geographical region was as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
United States	$45,178	$52,307
International	5,151	8,242
Total	$50,329	$60,549
Note 16—Commitments and Contingencies
Commitments
    The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 15).
As of December 31, 2024 and 2023, the Company had $5.2 million and $5.3 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.

In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of December 31, 2024, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
2025	$6,585
2026	5,198
2027	4,315
2028	241
Total	$16,339
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2024. However, based on management’s knowledge as of December 31, 2024, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.
    Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 17—Debt
Long term debt as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance costs	(1,424)	(2,598)
Net carrying value of Convertible Senior Notes	203,643	202,469
Term Loan B Facility*	363,177	351,000
Less: Unamortized discount and debt issuance costs	(13,075)	(16,883)
Net carrying value of Term Loan B Facility*	350,102	334,117

Balance Sheet Presentation:
Debt, current	3,641	3,600
Debt, non-current, net of debt discount and debt issuance costs	550,104	532,986
Total debt	$553,745	$536,586
* Term Loan B Facility as of December 31, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
Maturities of the principal amount of the Company's long-term debt as of December 31, 2024 are as follows (in thousands):

Fiscal Year
2025	$3,641
2026	208,708
2027	3,641
2028	3,641
2029	3,641
Thereafter	344,972
Total	$568,244
Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $3.6 million, $5.8 million, and $6.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, amortization of deferred financing costs were an immaterial amount for each of the years ended December 31, 2024, 2023, and 2022, respectively. Deferred financing costs are included in other assets, non-current in the consolidated balance sheets.
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
During the year ended December 31, 2023, the Company repurchased its Convertible Senior Notes in the open market with cash on hand for $165.5 million. The Company recognized a gain on extinguishment of debt of $26.5 million related to the repurchase of $194.9 million of principal balance of Convertible Senior Notes and $2.9 million of unamortized debt issuance costs associated with the extinguished debt during the year ended December 31, 2023. The gain on extinguishment is included in other (income) expense in the Company's consolidated statement of operations.
The following table sets forth interest expense related to the Convertible Senior Notes for the years ended December 31, 2024, 2023, and 2022 (in thousands, except interest rates):

	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands, except interest rates)
Contractual interest expense	$513	$797	$1,000
Amortization of debt issuance costs	1,173	1,823	2,288
Total interest expense	$1,686	$2,620	$3,288
Effective interest rate	0.82%	0.82%	0.82%
Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2025 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
2025	$1,172
2026	252
Total	$1,424

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
Amounts outstanding under the Amended 2021 Credit Agreement accrue interest at a rate equal to either, (1) for the 2021 Term Loan B Facility, at the Company’s election, the Adjusted Term SOFR plus a margin of 5.00% per annum, or ABR (as defined in the Amended 2021 Credit Agreement) plus a margin of 4.00%, and (2) for the 2021 Revolving Credit Facility, at the Company’s election, the Adjusted Term SOFR plus a margin of 4.25% to 4.75%, or ABR plus a margin of 3.25% to 3.75%, in each case, depending on the Company’s first lien net leverage ratio.
On February 6, 2024, the Company refinanced its credit agreement whereby it entered into a new credit agreement (the "2024 Credit Agreement") with Morgan Stanley Senior Funding, Inc. as the Company term loan administrative agent and Citibank,

N.A. as the Company's revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement included a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility"), whose loans will mature in February 2031 and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which will mature in February 2029. The Company primarily used the proceeds from the 2024 Term Loan B Facility to repay in full all outstanding amounts owed under the Company's Amended 2021 Credit Agreement. Accordingly, the Amended 2021 Credit Agreement was terminated and replaced in its entirety. The obligations under the 2024 Credit Agreement are secured by substantially all of the assets of the Company.
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
As of December 31, 2024, the contractual interest rate related to the Term Loan B Facility was 8.11%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of December 31, 2024, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At December 31, 2024, amounts available under the 2024 Revolving Credit Facility were $169.8 million, net of letters of credit outstanding in the amount of $5.2 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 1 was $364.1 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended December 31, 2024.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility and 2021 Term Loan B Facility as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Term Loan B Facility*	$363,177	$351,000
Unamortized debt discount	(6,198)	(6,594)
Unamortized debt issuance costs	(6,877)	(10,289)
Debt, net of debt discount and debt issuance costs	$350,102	$334,117
* Term Loan B Facility as of December 31, 2024 and December 31, 2023 reflect the balances under the 2024 Term Loan B Facility and the 2021 Term Loan B Facility, respectively.
February 6, 2024 Debt Refinance
As part of the debt refinance on February 6, 2024, where lenders under the 2021 Credit Agreement continued to be lenders under the 2024 Credit Agreement, certain of their loans and revolving facility commitments were deemed to have been modified

("Modified Loans" and "Modified Commitments," respectively). The Company continued to defer debt discount costs of $3.7 million and debt issuance costs of $5.7 million from Modified Loans over the term of the new 2024 Term Loan B Facility. The Company continued to defer financing costs as of February 6, 2024 of an immaterial amount from Modified Commitments over the term of the new 2024 Revolver Facility.
For lenders of the 2021 Credit Agreement that did not continue to participate in the 2024 Credit Agreement, their pro-rata portion of the unamortized debt discount of $2.8 million, unamortized debt issuance costs of $4.3 million, and an immaterial amount of unamortized deferred financing costs were deemed to be extinguished. The resulting loss on extinguishment of debt of $7.4 million is included in other (income) expense in the Company's consolidated statement of operations for the year ended December 31, 2024.
The Company paid $7.7 million in third-party fees related to the closing of the 2024 Credit Agreement. Third-party fees attributed to new lenders of $2.4 million were capitalized as part of the debt issuance costs and will be amortized over the term of the 2024 Term Loan B Facility while third-party fees attributed to Modified Loans of $3.1 million were included in general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2024. In addition, third-party fees of $2.1 million attributed to new revolving lenders and Modified Commitments were capitalized as part of deferred financing costs and will be amortized over the term of the 2024 Revolving Facility. The Company also capitalized additional debt discount costs of $3.7 million associated with the closing of the 2024 Term Loan B Facility, which will be amortized over the term of the 2024 Term Loan B Facility.
September 18, 2024 Debt Repricing
The Company analyzed the changes of Amendment No. 1 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized an immaterial loss on extinguishment related to unamortized debt discount and unamortized debt issuance costs related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company paid $1.0 million in third-party fees related to Amendment No. 1 of which an immaterial amount was capitalized as debt issuance costs and $1.0 million was included in general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2024. As part of Amendment No. 1, most lenders decided to roll their loan balances over from the original 2024 Term Loan B Facility to the amended 2024 Term Loan B Facility, while some decided to cash out and reassign their loan balances. On September 18, 2024, $312.0 million of the 2024 Term Loan B Facility principal balance was rolled over as part of non-cash financing activities while $52.1 million of the 2024 Term Loan B Facility principal balance was repaid and then reissued.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and 2021 Term Loan B Facility for the years ended December 31, 2024, 2023, and 2022 (in thousands, except interest rates):

	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands, except interest rates)
Contractual interest expense	$35,139	$36,261	$24,322
Amortization of debt discount	1,111	1,564	1,580
Amortization of debt issuance costs	1,299	2,441	2,466
Total interest expense	$37,549	$40,266	$28,368
Effective interest rate	10.35%	11.40%	7.95%
Amortization expense for the Term Loan B Facility debt discount and debt issuance costs for fiscal years 2025 through 2029 and thereafter is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
2025	$1,044	$1,156
2026	1,032	1,146
2027	1,022	1,134
2028	1,011	1,122
2029	1,001	1,111
Thereafter	1,088	1,208
Total	$6,198	$6,877

Interest expense consists primarily of contractual interest expense and amortization of debt discount and issuance costs related to the Company's 2024 Term Loan B Facility, 2021 Term Loan B Facility, Convertible Senior Notes, and 2024 Revolving Facility. Interest income primarily consists of interest earned on the Company's cash equivalents. The following includes interest expense and interest income, as presented within interest expense, net in the consolidated statement of operations:

	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Interest expense	$40,430	$43,461	$32,179
Interest income	(13,398)	(11,092)	(2,919)
Interest expense, net	$27,032	$32,369	$29,260
Note 18—Stockholders' Equity
On February 1, 2024, the Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Under the February 2024 Repurchase Plan, 1,160,496 shares were purchased in open market purchases through December 31, 2024 for a total of approximately $14.6 million at an average of $12.56 per share. The average price paid per share purchased under the Program includes broker commission costs. As of December 31, 2024, $110.4 million remains available under the February 2024 Repurchase Plan. For accounting purposes, common stock repurchases under the Company's repurchase programs are recorded based upon the purchase date of the applicable trade. Repurchased shares are accounted for as treasury stock in the consolidated balance sheets and have all been subsequently retired.

Note 19—Related Party Transactions
During the years ended December 31, 2024, 2023, and 2022, the Company did not have material transactions with its related parties or affiliates of its related parties requiring disclosure pursuant to the applicable rules of the Financial Accounting Standards Boards or the U.S. Securities and Exchange Commission.

Note 20—Subsequent Events
In January 2025, the Company granted 3,726,086 restricted stock units, 346,287 performance stock units, and 81,374 stock options to the Company's employees. The RSUs granted will vest over four years from issuance with approximately 25% after one year, and the remainder vesting quarterly thereafter. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The PSUs will vest on the three-year anniversary of the grant date based on certain stock price performance metrics to be measured on December 31, 2025, December 31, 2026 and December 31, 2027. The award is eligible to vest as to 0% to 150% of the target number of PSUs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

    Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
    Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Magnite, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
February 26, 2025

Item 9B. Other Information
Trading Plans
In the fourth quarter of 2024, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Adam Soroca	Chief Product Officer	Adopted November 26, 2024	March 3, 2025 - May 26, 2025	Sell up to 76,323*, subject to certain conditions	Yes
*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (net shares that will actually be sold under the plan are net of tax withholding).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or the 2025 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Delinquent Section 16(a) Reports," (if applicable) and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2025 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2025 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the 2025 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    The information required by Item 14 will be included in the 2025 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

10.2+
Form of Stock Option Grant Notice and Award Agreement for Employees under The Rubicon Project, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2(B) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.3+
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

10.6+
Form of Performance Stock Unit Grant Notice and Award Agreement for Employees under the Magnite, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).

10.7+
The Rubicon Project, Inc. 2014 Inducement Grant Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on April 8, 2016).

10.8+	Telaria, Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrants’ Registration Statement on Form S-8, dated April 9, 2020)
10.9+	Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023).
10.10+
Form of Stock Option Grant Notice and Award Agreement for Employees under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).

10.11+
Form of Restricted Stock Unit Grant Notice and Award Agreement for Employees under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).

10.12+
Form of Performance Stock Unit Grant Notice and Award Agreement for Employees under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).

10.13+
Form of Restricted Stock Unit Grant Notice and Award Agreement for Non-Employee Directors under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).

10.14+
Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023)

10.15+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A filed with the Commission on March 20, 2014).

10.16+
Form of Executive Severance and Vesting Acceleration Agreement by and between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K filed with the Commission on February 27, 2020).

10.17+
Executive Employment Agreement between the Registrant and Michael Barrett, dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 22, 2017).

10.18+
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

10.20
Office Lease between BRE HH Property Owner LLC and Magnite, Inc., dated November 20, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

10.21
Sublease between Zillow Group, Inc. and Magnite, Inc., dated September 21, 2021(incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 23, 2022).

10.22	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).
10.23
Registration Rights Agreement, dated as of April 30, 2021, by and between Magnite, Inc. and RTL US Holding, Inc (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021).

10.24
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

10.25
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

10.26
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

19*	Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
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

97	Magnite, Inc. Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2024).
101.ins *	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Date February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
David Day
/s/ Brian Gephart	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Brian Gephart
/s/ Paul Caine	Director	February 26, 2025
Paul Caine
/s/ Sarah P. Harden	Director	February 26, 2025
Sarah P. Harden
/s/ Doug Knopper	Director	February 26, 2025
Doug Knopper
/s/ Rachel Lam	Director	February 26, 2025
Rachel Lam
/s/ David Pearson	Director	February 26, 2025
David Pearson
/s/ James Rossman	Director	February 26, 2025
James Rossman
/s/ Robert F. Spillane	Director	February 26, 2025
Robert F. Spillane
/s/ Diane Yu	Director	February 26, 2025
Diane Yu