Form 10-Q
period 2025-03-31
MAGNITE, INC.
filed 2025-05-07
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2025
Common Stock, $0.00001 par value	141,110,559

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$429,708	$483,220
Accounts receivable, net	1,053,153	1,200,046
Prepaid expenses and other current assets	32,207	19,914
TOTAL CURRENT ASSETS	1,515,068	1,703,180
Property and equipment, net	79,134	68,730
Right-of-use lease assets	55,752	50,329
Internal use software development costs, net	26,689	26,625
Intangible assets, net	13,926	21,309
Goodwill	978,217	978,217
Other assets, non-current	5,864	6,378
TOTAL ASSETS	$2,674,650	$2,854,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,306,517	$1,466,377
Lease liabilities, current	16,229	16,086
Debt, current, net of debt issuance costs	207,568	3,641
Other current liabilities	8,173	9,880
TOTAL CURRENT LIABILITIES	1,538,487	1,495,984
Debt, non-current, net of debt discount and debt issuance costs	349,001	550,104
Lease liabilities, non-current	43,759	38,983
Other liabilities, non-current	1,650	1,479
TOTAL LIABILITIES	1,932,897	2,086,550
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2025 and December 31, 2024; 141,476 and 141,427 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	1,416,149	1,433,809
Accumulated other comprehensive loss	(3,592)	(4,421)
Accumulated deficit	(670,806)	(661,172)
TOTAL STOCKHOLDERS' EQUITY	741,753	768,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,674,650	$2,854,768

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$155,771	$149,319
Expenses:
Cost of revenue	62,799	65,902
Sales and marketing	48,106	43,689
Technology and development	22,292	26,891
General and administrative	23,938	26,665
Total expenses	157,135	163,147
Loss from operations	(1,364)	(13,828)
Other (income) expense:
Interest expense, net	5,177	7,958
Foreign exchange (gain) loss, net	2,217	(2,315)
Loss on extinguishment of debt	2,152	7,387
Other income	(423)	(1,292)
Total other expense, net	9,123	11,738
Loss before income taxes	(10,487)	(25,566)
Benefit for income taxes	(853)	(7,809)
Net loss	$(9,634)	$(17,757)
Net loss per share:
Basic and diluted	$(0.07)	$(0.13)
Weighted average shares used to compute net loss per share:
Basic and diluted	141,852	139,297

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(9,634)	$(17,757)
Other comprehensive income (loss):
Foreign currency translation adjustments	829	(1,015)
Other comprehensive income (loss)	829	(1,015)
Comprehensive loss	$(8,805)	$(18,772)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	—	$—	$701,683
Issuance of common stock related to RSU vesting	2,363	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(916)	—	(8,941)	—	—	—	—	(8,941)
Stock-based compensation	—	—	21,407	—	—	—	—	21,407
Other comprehensive loss	—	—	—	(1,015)	—	—	—	(1,015)
Net loss	—	—	—	—	(17,757)	—	—	(17,757)
Balance at March 31, 2024	140,024	$2	$1,400,181	$(3,091)	$(701,715)	—	$—	$695,377

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	—	$—	$768,218
Exercise of common stock options	49	—	252	—	—	—	—	252
Issuance of common stock related to RSU and PSU vesting	2,522	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,022)	—	(20,314)	—	—	—	—	(20,314)
Purchase of treasury stock	—	—	—	—	—	(1,500)	(19,229)	(19,229)
Retirement of common stock	(1,500)	—	(19,229)	—	—	1,500	19,229	—
Stock-based compensation	—	—	21,631	—	—	—	—	21,631
Other comprehensive income	—	—	—	829	—	—	—	829
Net loss	—	—	—	—	(9,634)	—	—	(9,634)
Balance at March 31, 2025	141,476	$2	$1,416,149	$(3,592)	$(670,806)	—	$—	$741,753

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES:
Net loss	$(9,634)	$(17,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,601	13,567
Stock-based compensation	21,209	20,831
Loss on extinguishment of debt	2,152	7,387
Amortization of debt discount and issuance costs	967	1,152
Non-cash lease expense	(516)	(546)
Deferred income taxes	154	(7,770)
Unrealized foreign currency (gain) loss, net	4,496	(3,910)
Other items, net	(101)	124
Changes in operating assets and liabilities:
Accounts receivable	147,859	175,313
Prepaid expenses and other assets	(11,469)	(812)
Accounts payable and accrued expenses	(166,353)	(249,742)
Other liabilities	(1,804)	1,752
Net cash provided by (used in) operating activities	2,561	(60,411)
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,377)	(5,873)
Capitalized internal use software development costs	(2,821)	(3,379)
Net cash used in investing activities	(17,198)	(9,252)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	92,622	361,350
Repayment of the Term Loan B Facility from refinancing and repricing activities	(92,622)	(351,000)
Payment for debt issuance costs	(159)	(4,510)
Proceeds from exercise of stock options	252	—
Purchase of treasury stock	(19,229)	—
Taxes paid related to net share settlement	(20,314)	(8,941)
Net cash used in financing activities	(39,450)	(3,101)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	575	(621)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53,512)	(73,385)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	483,220	326,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$429,708	$252,834

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$571	$729
Cash paid for interest	$6,679	$7,182
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$8,133	$7,272
Capitalized stock-based compensation	$422	$576
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,692	$8,255
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$2,047	$—
Non-cash financing activity related to Amendment No. 2 to the 2024 Credit Agreement	$270,555	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Company Overview
Magnite, Inc. ("Magnite" or the "Company"), was formed in Delaware and began operations on April 20, 2007.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2025, or for any future year.
The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in its 2024 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K.
Segments
Management has determined that the Company operates as one operating segment and one reportable segment. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer ("CEO"). The Company has one primary business activity, where it provides a platform to all of its customers, buyers and sellers, that automates the purchase and sale of digital advertising inventory globally, across all channels, formats, and auction types, as described above. The Company’s CODM reviews financial information on a consolidated basis, principally to make decisions about how to allocate resources and to measure the Company’s performance. The CODM reviews consolidated net income (loss), which is the measure of financial profit and loss most closely aligned with generally accepted accounting principles. The CODM considers budget-to-actual variances for this measure, predominantly in the annual budget, forecasting process, and quarterly results assessment. The CODM does not review any balance sheet information at any other level than on a consolidated basis and does not review any income statement information at any other level than on a consolidated basis with the exception of revenue by geography and by channel. Refer to Note 3—Revenues. The significant expense information regularly provided to the CODM is the same as that included in the face of the Company's consolidated income statement of operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application are permitted. The Company will adopt the guidance for the fiscal year ending December 31, 2025. The Company expects the impact of adoption of this guidance to be limited to footnote disclosure and to result in additional disaggregation of information disclosed in the rate reconciliation and with respect to income taxes paid.
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

Note 2—Net Loss Per Share
The following table presents the basic and diluted net loss per share:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share data)
Basic and Diluted Net Loss Per Share:
Net loss	$(9,634)	$(17,757)
Weighted-average common shares outstanding used to compute net loss per share	141,852	139,297
Basic and diluted net loss per share	$(0.07)	$(0.13)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Unvested restricted stock units	5,117	2,558
Options to purchase common stock	2,087	1,572
Unvested performance stock units	987	241
ESPP shares	65	65
Convertible Senior Notes	3,210	3,210
Total shares excluded from diluted net loss per share	11,466	7,646

As of March 31, 2025, the performance stock units granted during 2021, 2023, 2024, and 2025 had expected achievement levels of 0%, 118%, 150%, and 44%, respectively. The performance stock units granted during 2022 vested on February 1, 2025 with an achievement of approximately 125%. As of March 31, 2024, the performance stock units granted in 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 80%, 93%, and 150%, respectively. These expected and actual achievement levels are included in the calculation of weighted-average shares in the tables above. Refer to Note 8—"Stock-Based Compensation" for additional information related to performance stock units.
As of March 31, 2025 and 2024, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 12) was approximately 3,210,098 and were excluded from the calculation of diluted net loss per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
	(in thousands, except percentages)
Revenue:
Net basis	$138,074	89%	$121,092	81%
Gross basis	17,697	11	28,227	19
Total	$155,771	100%	$149,319	100%
The following table presents the Company's revenue by channel for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
	(in thousands, except percentages)
Channel:
CTV	$72,549	47%	$72,592	49%
Mobile	58,461	37%	53,953	36%
Desktop	24,761	16%	22,774	15%
Total	$155,771	100%	$149,319	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
	(in thousands, except percentages)
United States	$116,784	75%	$113,412	76%
International	38,987	25	35,907	24%
Total	$155,771	100%	$149,319	100%

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $2.6 million at March 31, 2025, and $2.9 million at

December 31, 2024. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $1.8 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Allowance for doubtful accounts, beginning balance	$2,902	$20,363
Write-offs	(110)	(18,511)
Increase (decrease) in provision for expected credit losses	(210)	615
Allowance for doubtful accounts, ending balance	$2,582	$2,467
During the three months ended March 31, 2024, the Company wrote off $18.5 million of allowance for doubtful accounts, which was primarily attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.
The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of bad debt expense or recoveries the Company recognizes each period. During the three months ended March 31, 2025 and March 31, 2024, the activity related to the provision of expected credit losses associated with accounts receivable and the activity of contra seller payables related to recoveries of uncollected buyer receivables were immaterial, which resulted in immaterial amounts of bad debt expense or recovery recognized in the respective periods.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$325,252	$325,252	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$436,731	$436,731	$—	$—
At March 31, 2025 and December 31, 2024, cash equivalents of $325.3 million and $436.7 million, respectively, consisted of money market funds with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At March 31, 2025 and December 31, 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 12) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $193.8 million and $190.2 million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of March 31, 2025 and December 31, 2024 and is classified as Level 2 in the fair value hierarchy. At March 31, 2025 and December 31, 2024, the estimated fair value of the Company's 2024 Term Loan B Facility was $362.3 million and $368.2 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.
Note 5—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accounts payable—seller	$1,261,402	$1,417,780
Accounts payable—trade	22,829	30,899
Accrued employee-related payables	22,286	17,698
Total	$1,306,517	$1,466,377

Note 6—Property and Equipment
Major classes of property and equipment were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Computer equipment and network hardware	$196,974	$184,155
Furniture, fixtures, and office equipment	3,623	3,486
Leasehold improvements	1,081	2,576
Purchased software	1,108	1,123
Gross property and equipment	202,786	191,340
Accumulated depreciation	(123,652)	(122,610)
Net property and equipment	$79,134	$68,730
Depreciation expense related to property and equipment totaled $5.0 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively.
The Company's property and equipment, net by geographical region was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
United States	$62,345	$51,708
International	16,789	17,022
Total	$79,134	$68,730
Note 7—Intangible Assets
The Company’s intangible assets as of March 31, 2025 and December 31, 2024 included the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$109,736
Customer relationships	37,300	37,300
In-process research and development	8,830	8,830
Other intangible assets	1,332	1,332
Total identifiable intangible assets, gross	157,198	157,198
Accumulated amortization—intangible assets:
Developed technology	(98,597)	(93,941)
Customer relationships	(36,523)	(34,192)
In-process research and development	(7,252)	(6,856)
Other intangible assets	(900)	(900)
Total accumulated amortization—intangible assets	(143,272)	(135,889)
Total identifiable intangible assets, net	$13,926	$21,309

Amortization of intangible assets for the three months ended March 31, 2025 and 2024 was $7.4 million and $7.6 million, respectively.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2025:

Fiscal Year	Amount
(in thousands)
Remaining 2025	$7,094
2026	6,045
2027	474
2028	43
2029	43
Thereafter	227
Total	$13,926

Note 8—Stock-Based Compensation
Stock Options
A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	4,160	$8.57
Granted	81	$16.46
Exercised	(49)	$5.10
Outstanding at March 31, 2025	4,192	$8.76	4.5 years	$19,575
Exercisable at March 31, 2025	3,809	$8.32	4.1 years	$19,323
The total intrinsic value of options exercised during the three months ended March 31, 2025 was $0.8 million, based on their respective exercise dates. At March 31, 2025, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $3.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the three months ended March 31, 2025 and March 31, 2024 was $11.40 and $6.34, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.45%	3.93%
Expected volatility	84%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2024	11,809	$10.69
Granted	3,820	$16.21
Canceled	(245)	$10.82
Vested and released	(2,414)	$10.90
Restricted stock units outstanding and unvested at March 31, 2025	12,970	$12.28
The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2025 and March 31, 2024 was $16.21 and $9.20, respectively.
The fair value of restricted stock units that vested and were released during the three months ended March 31, 2025 and March 31, 2024 was $48.1 million and $23.2 million, respectively, based on their respective vesting dates. At March 31, 2025, the intrinsic value of unvested restricted stock units was $148.0 million. At March 31, 2025, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $144.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
During the three months ended March 31, 2025, the Company granted PSUs with an aggregate target of 346,287 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2025, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2025.
A summary of PSU activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	1,427	$15.35
Granted *	368	$20.72
Vested	(108)	$17.28
Outstanding at March 31, 2025	1,687	$16.40
* PSUs granted and weighted-average grant date fair value include 22 shares issued above the target shares for a PSU that vested and was released during the three months ended March 31, 2025.

The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the three months ended March 31, 2025 and March 31, 2024 was $20.93 and $11.76, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Performance period (in years)	3.0	3.0
Risk-free interest rate	4.26%	4.05%
Expected volatility of Magnite	78%	87%
Expected volatility of selected peer companies	56%	55%
Expected correlation coefficients of Magnite	0.57	0.59
Expected correlation coefficients of selected peer companies	0.47	0.47
Dividend yield	—%	—%
During the three months ended March 31, 2025 the fair value of PSUs that vested and were released was $1.9 million, based on their respective vesting dates. At March 31, 2025, the intrinsic value of unvested performance stock units based on expected achievement levels was $19.2 million. As of March 31, 2025, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $12.7 million, which will be recognized over a weighted-average period of 1.6 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cost of revenue	$572	$500
Sales and marketing	9,144	8,236
Technology and development	4,635	5,416
General and administrative	6,858	6,679
Total stock-based compensation expense	$21,209	$20,831
As of March 31, 2025, an aggregate of 15,666,744 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of March 31, 2025, the Company has reserved 4,267,918 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
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
The Company recorded an income tax benefit of $0.9 million for the three months ended March 31, 2025, and an income tax benefit of $7.8 million for the three months ended March 31, 2024. The tax benefit for the three months ended March 31, 2025 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The tax benefit for the three months ended March 31, 2024 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance, Base Erosion and Anti-Abuse Tax ("BEAT"), and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
Due to uncertainty as to the realization of benefits from the Company's domestic and certain international DTAs, including net operating loss carryforwards and research and development tax credits, the Company has a partial valuation allowance reserved against such assets. The Company intends to continue to maintain a partial valuation allowance on the DTAs until there is sufficient evidence to support the reversal of all or some additional portion of these allowances. Given the Company's current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow the Company to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed.

Due to the net operating loss carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For the Netherlands, India, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France, only 2022 and forward are open, for Australia and Singapore, only 2021 and forward are open for examination, for Brazil, Canada, Germany, and Malaysia, only 2020 and forward are open for examination, for Italy and New Zealand, only 2019 and forward are open for examination, and for Japan, only 2018 and forward remain open for examination.
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
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2025 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
Note 10—Lease Obligations
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 4.7 years and 4.6 years as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, a weighted average discount rate of 6.12% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet.
Operating lease expense was $5.1 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company recognized variable lease expense of $0.9 million for the three months ended March 31, 2025 and 2024.
Cash paid for amounts included in lease liabilities was $4.9 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of March 31, 2025 (in thousands):

Fiscal Year
Remaining 2025	$14,868
2026	15,700
2027	11,505
2028	9,435
2029	9,333
Thereafter	7,972
Total lease payments (undiscounted)	68,813
Less: imputed interest	(8,825)
Lease liabilities—total (discounted)	$59,988
The Company also received rental income of an immaterial amount and $1.3 million for real estate leases for which it subleased the property to a third party during the three months ended March 31, 2025 and 2024, respectively. Rental income is included in other income in the condensed consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for office space and data centers that had not commenced as of March 31, 2025; therefore, the leases were not included in the lease liabilities and ROU assets balance as of March 31, 2025. The Company has future commitments totaling $13.8 million over a term of 4.3 years related to these agreements.
The Company's operating lease right-of-use assets by geographical region was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
United States	$51,253	$45,178
International	4,499	5,151
Total	$55,752	$50,329
Note 11—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities, certain equipment, and its managed data center facilities (Note 10).
As of March 31, 2025 and December 31, 2024, the Company had $5.5 million and $5.2 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to software services agreements and data center providers. As of March 31, 2025, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2025	$2,026
2026	15,953
2027	4,651
2028	241
Total	$22,871
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, the Company has recently been subject to lawsuits alleging violation of various privacy statutes. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2025. However, based on management’s knowledge as of March 31, 2025, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 12—Debt
Current and long term debt as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance costs	(1,131)	(1,424)
Net carrying value of Convertible Senior Notes	203,936	203,643

2024 Term Loan B Facility	363,177	363,177
Less: Unamortized discount and debt issuance costs	(10,544)	(13,075)
Net carrying value of 2024 Term Loan B Facility	352,633	350,102

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	207,568	3,641
Debt, non-current, net of debt discount and debt issuance costs	349,001	550,104
Total debt	$556,569	$553,745

Maturities of the principal amount of the Company's debt as of March 31, 2025 are as follows (in thousands):

Fiscal Year
Remaining 2025	$2,724
2026	208,699
2027	3,632
2028	3,632
2029	3,632
Thereafter	345,925
Total	$568,244
Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $0.8 million for the three months ended March 31, 2025 and $1.0 million for the three months ended March 31, 2024. In addition, amortization of deferred financing costs was an immaterial amount for both the three months ended March 31, 2025 and March 31, 2024. Deferred financing costs are included in other assets, non-current in the condensed consolidated balance sheets.
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
During the year ended December 31, 2023, the Company repurchased $194.9 million of principal balance of its Convertible Senior Notes in the open market with cash on hand for $165.5 million.
The following table sets forth interest expense related to the Convertible Senior Notes for the three months ended March 31, 2025 and 2024 (in thousands, except interest rates):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$128	$128
Amortization of debt issuance costs	293	293
Total interest expense	$421	$421
Effective interest rate	0.82%	0.82%

Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2025 through 2026 is as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2025	$879
2026	252
Total	$1,131
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
On March 18, 2025, the Company entered into Amendment No. 2 to the 2024 Credit Agreement ("Amendment No. 2"), which reduced the interest rate of the 2024 Term Loan B Facility by an additional 75 basis points to Term SOFR plus a margin of 3.00%, from the previous rate of Term SOFR plus a margin of 3.75%. Amendment No. 2 also reduced the interest rate margin of any ABR Loans (as defined in Amendment No. 2) by 75 basis points to ABR plus a margin of 2.00% from the previous rate of ABR plus a margin of 2.75%. The remaining terms of the 2024 Term Loan B Facility and 2024 Revolving Credit Facility were substantially unchanged.
As of March 31, 2025, the contractual interest rate related to the 2024 Term Loan B Facility was 7.32%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of March 31, 2025, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At March 31, 2025, amounts available under the 2024 Revolving Credit Facility were $169.5 million, net of letters of credit outstanding in the amount of $5.5 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended March 31, 2025.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Term Loan B Facility	$363,177	$363,177
Unamortized debt discount	(4,922)	(6,198)
Unamortized debt issuance costs	(5,622)	(6,877)
Debt, net of debt discount and debt issuance costs	$352,633	$350,102
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
For lenders of the 2021 Credit Agreement that did not continue to participate in the 2024 Credit Agreement, their pro-rata portion of the unamortized debt discount of $2.8 million, unamortized debt issuance costs of $4.3 million, and unamortized deferred financing costs of an immaterial amount were deemed to be extinguished. The resulting loss on extinguishment of debt of $7.4 million is included in other (income) expense in the Company's condensed consolidated statement of operations for the three months ended March 31, 2024.
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
September 18, 2024 Debt Repricing
The Company analyzed the changes of Amendment No. 1 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized an immaterial loss on extinguishment related to unamortized debt discount and unamortized debt issuance costs related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company paid $1.0 million in third-party fees related to Amendment No. 1 of which an immaterial amount was capitalized as debt issuance costs and $1.0 million was included in general and administrative expenses in the Company's condensed consolidated statement of operations for the three months ended September 30, 2024. As part of Amendment No. 1, most lenders decided to roll their loan balances over from the original 2024 Term Loan B Facility to the amended 2024 Term Loan B Facility, while some decided to cash out and reassign their loan balances. On September 18, 2024, $312.0 million of the 2024 Term Loan B Facility principal balance was rolled over as part of non-cash financing activities while $52.1 million of the 2024 Term Loan B Facility principal balance was repaid and then reissued.

March 18, 2025 Debt Repricing
The Company analyzed the changes of Amendment No. 2 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized a loss on extinguishment of $2.2 million related to $1.0 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company paid $1.1 million in third-party fees related to Amendment No. 2 of which an immaterial amount was capitalized as debt issuance costs and $1.0 million was included in general and administrative expenses in the Company's condensed consolidated statement of operations for the three months ended March 31, 2025. As part of Amendment No. 2, most of the 2024 Term Loan B lenders decided to roll their loan balances over from Amendment No. 1 to Amendment No. 2, while some decided to cash out and reassign their loan balances. On March 18, 2025, $270.6 million of the 2024 Term Loan B principal balance from Amendment No. 1 was rolled over to Amendment No. 2 as part of non-cash financing activities while $92.6 million of the 2024 Term Loan B Facility principal balance from Amendment No. 1 was repaid and then reissued as part of Amendment No. 2.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$7,230	$9,166
Amortization of debt discount	256	314
Amortization of debt issuance costs	282	418
Total interest expense	$7,768	$9,898
Effective interest rate	8.56%	11.03%
Amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs for fiscal years 2025 through 2029 and thereafter is as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2025	$647	$740
2026	856	978
2027	847	968
2028	839	958
2029	830	948
Thereafter	903	1,030
Total	$4,922	$5,622

Total Interest Expense and Interest Income
Interest expense consists primarily of contractual interest expense and amortization of debt discount, debt issuance costs, and deferred financing costs related to the Company's debt facilities under its 2024 Credit Agreement and 2021 Credit Agreement as well as its Convertible Senior Notes. Interest income primarily consists of interest earned on the Company's cash equivalents. The following includes interest expense and interest income, as presented within interest expense, net in the condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$8,420	$10,454
Interest income	(3,243)	(2,496)
Interest expense, net	$5,177	$7,958

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
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Our recently combined streaming SSP and ad server, which we refer to as SpringServe, offers CTV sellers a holistic solution to manage and monetize their entire portfolio of CTV ad inventory, across both programmatic and direct-sold video inventory. We provide sellers with a full suite of tools to protect the consumer viewing experience and brand safety expectations, while increasing revenue opportunities, including tools for mediation and yield optimization, forecasting tools, customized ad experiences and ad formats, and advanced podding logic. These tools are particularly important to CTV sellers who need to provide a TV-like viewing and advertising experience for consumers. For instance, our ad-pod feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Other tools we offer include audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
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

Industry and Company Trends
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
We have made and plan to continue to make significant investments in technology, sales and support related to our CTV growth initiatives, and believe CTV will be a significant driver of our revenue growth for the foreseeable future. In April 2025, we announced the introduction of our next generation SpringServe CTV platform, which is currently in beta testing. The new SpringServe platform combines the features and functionalities of our streaming SSP and ad server to provide a more efficient connection for buyers to premium CTV supply, while offering powerful tools and streamlined workflow for sellers through a single user interface.
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
For instance, Google had previously announced plans to fully deprecate third-party cookies by the end of 2024, and subsequently announced plan to introduce new features into its Chrome browser, which would allow consumers to more easily opt out of third-party cookies. However, in April 2025, Google announced that they would be maintaining their existing settings and would not introduce new features related to third-party cookies.
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
We believe that our scale and expertise in CTV position us well to take a leadership position in advancing this shift to a first-party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions. For instance, in 2024 we launched Magnite Curator Marketplace, a self-service platform that allows buyers to create custom marketplaces that include curated pools of inventory that are enriched with the buyer's first-party or third-party data.
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
SPO is important for us because it allows us to potentially attract unique advertising demand and increase revenue opportunities for our seller clients. We typically enter into SPO agreements directly with agencies or agency holding companies, which may provide for custom integrations, data flows or volume-based discounts. Under these SPO agreements, we may be designated as a preferred partner or otherwise enter into terms intended to increase the overall spend on our platform.
We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, buyer tools, such as our ClearLine product offering and agency marketplaces, traffic filtering technology that reduces the cost of working with us, and brand safety measures.
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
Regulatory Developments
On April 17, 2025, the United States District Court for the Eastern District of Virginia (the "Court") ruled that Google had violated federal antitrust laws by willfully acquiring and maintaining monopoly power in the display publisher ad server market and display ad exchange (also called an SSP) market, and had unlawfully tied its display ad server and ad exchange. Having found Google liable, the Court will hold a hearing to determine what remedy is appropriate to restore competition to the affected markets. While the specific timing and nature of the remedy remains uncertain, and Google has indicated its intent to appeal the decision, we expect this ruling to have a significant positive impact on our industry and business prospects.
Our mobile and desktop SSP competes directly with Google's ad exchange for the placement of display ads within the Google display ad server, which is estimated to be used by approximately 90% of open-web publishers. We believe that the conduct found to be unlawful by the Court provided Google's ad exchange with an unfair advantage relative to rival exchanges, such as our SSP, and artificially depressed our ability to win impressions within the Google display ad server. Moreover, we believe that Google's illegal conduct foreclosed the ability of publishers to freely choose what SSPs or exchanges they worked with to monetize inventory. As such, any remedy that creates a more level playing field and increases publisher choice is likely to improve our ability to monetize a greater share of display inventory while growing our market share in open-web display.
Macroeconomic Developments
Macroeconomic challenges such as inflation, tariffs and trade wars, the interest rate environment, global conflicts, the risk of a recession, and labor strikes, generally have a negative impact on ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, continued inflation and tariffs could result in an increase in our cost base relative to our revenue and increased cost associated with our infrastructure investments. Moreover, in response to US tariffs, foreign countries in which we operate may enact additional or new taxes that are applicable to our business.
Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information related to risks associated with macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker ("CODM"), principally to make decisions about how we allocate our resources and to measure our consolidated operating performance.
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
For the three months ended March 31, 2025 and 2024, our revenue reported on a gross basis was 11% and 19%, respectively, of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2024 .
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
Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of losses associated with the refinancing of our debt facilities, including the extinguishment of unamortized debt discount, debt issuance costs, and deferred financing costs.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %
	March 31, 2025	March 31, 2024
	(in thousands)
Revenue	$155,771	$149,319	4%
Expenses:
Cost of revenue	62,799	65,902	(5)%
Sales and marketing	48,106	43,689	10%
Technology and development	22,292	26,891	(17)%
General and administrative	23,938	26,665	(10)%
Total expenses	157,135	163,147	(4)%
Loss from operations	(1,364)	(13,828)	(90)%
Other expense, net	9,123	11,738	(22)%
Loss before income taxes	(10,487)	(25,566)	(59)%
Benefit for income taxes	(853)	(7,809)	(89)%
Net loss	$(9,634)	$(17,757)	(46)%

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	100%	100%
Cost of revenue	40	44
Sales and marketing	31	29
Technology and development	14	18
General and administrative	15	18
Total expenses	101	109
Loss from operations	(1)	(9)
Other expense, net	6	8
Loss before income taxes	(7)	(17)
Benefit for income taxes	(1)	(5)
Net loss	(6)%	(12)%
Note: Percentages may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
Revenue increased $6.5 million, or 4%, for the three months ended March 31, 2025 compared to the prior year period. Our revenue growth was driven by growth in mobile and desktop revenue, which increased by $4.5 million, or 8%, and $2.0 million, or 9%, respectively. Revenue from CTV for the three months ended March 31, 2025 was relatively flat year-over-year. Our CTV revenue results were impacted by declines in transactions that are reported on a gross basis, resulting in a year-over-year decline of approximately $9.4 million; however, this decrease was primarily offset by increases in revenue from programmatic CTV transactions, which are reported on a net basis. As a result, despite CTV revenue being relatively flat year-over-year, our Contribution ex-TAC attributable to CTV increased by 15% year-over-year. See Key Operating and Financial Performance Metrics below for a discussion of Contribution ex-TAC.
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
For 2025, we believe our revenue will increase compared to the prior year period and we expect CTV will be our biggest growth driver.
Cost of Revenue
Cost of revenue decreased $3.1 million, or 5%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to decreases of $8.8 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis. The decreases were partially offset by increases of $4.1 million in software costs and $2.3 million in depreciation and amortization primarily due to investments made to our on-prem data centers to support increasing volume of transactions processed on our platform.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses increased $4.4 million, or 10%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to increases of $3.6 million in personnel costs.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased $4.6 million, or 17%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to decreases of $1.8 million in software costs, $1.5 million in personnel costs, and $1.3 million in event and travel-related expenses.
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
General and Administrative
General and administrative expenses decreased $2.7 million, or 10%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to decreases of $2.2 million in refinancing expenses associated with our 2024 Term Loan B Facility (defined below) in February 2024 and March 2025.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Interest expense, net	$5,177	$7,958
Foreign exchange (gain) loss, net	2,217	(2,315)
Loss on extinguishment of debt	2,152	7,387
Other income	(423)	(1,292)
Total other expense, net	$9,123	$11,738
Interest expense, net decreased $2.8 million for the three months ended March 31, 2025, compared to the prior year period. The net decrease is due to an increase in interest income and a decrease in interest expense as a result of lower interest incurred under the 2024 Term Loan B Facility (defined below) compared to the 2021 Term Loan B Facility (defined below).
Foreign exchange (gain) loss, net changed by $4.5 million for the three months ended March 31, 2025 compared to the prior year period due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.

The loss on extinguishment of debt of $2.2 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively, was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below) and the February 2024 refinancing of our prior 2021 Term Loan B Facility (defined below), which are further discussed below.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.9 million for the three months ended March 31, 2025 and an income tax benefit of $7.8 million for the three months ended March 31, 2024. The tax benefit for the three months ended March 31, 2025 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The tax benefit for the three months ended March 31, 2024 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance, Base Erosion and Anti-Abuse Tax ("BEAT"), and the foreign income tax provision. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed.

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

	Three Months Ended
	March 31, 2025	March 31, 2024	Change %
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$155,771	$149,319	4%
Gross profit	$92,972	$83,417	11%
Contribution ex-TAC	$145,848	$130,553	12%
Net loss	$(9,634)	$(17,757)	(46)%
Adjusted EBITDA	$36,800	$25,026	47%
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

The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change %
	(in thousands)
Revenue	$155,771	$149,319	4%
Less: Cost of revenue	62,799	65,902	(5)%
Gross profit	92,972	83,417	11%
Add back: Cost of revenue, excluding TAC	52,876	47,136	12%
Contribution ex-TAC	$145,848	$130,553	12%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop.We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the three months ended March 31, 2025 and 2024:

	Contribution ex-TAC
	Three Months Ended
	March 31, 2025	March 31, 2024	Change %
	(in thousands)
Channel:
CTV	$63,225	$54,894	15%
Mobile	58,008	53,299	9%
Desktop	24,615	22,360	10%
Total	$145,848	$130,553	12%
Contribution ex-TAC increased $15.3 million, or 12%, for the three months ended March 31, 2025 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth drivers described above for revenue.
For the remainder of 2025, we expect Contribution ex-TAC will increase compared to the prior year period, and we expect CTV will be our biggest growth driver in 2025.
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
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(9,634)	$(17,757)
Add back (deduct):
Depreciation and amortization expense, excluding amortization of acquired intangible assets	8,218	5,978
Amortization of acquired intangibles	7,383	7,589
Stock-based compensation expense	21,209	20,831
Non-operational real estate and other (income) expense, net	(36)	24
Interest expense, net	5,177	7,958
Foreign exchange (gain) loss, net	2,217	(2,315)
Loss on extinguishment of debt	2,152	7,387
Other debt refinancing expense	967	3,140
Benefit for income taxes	(853)	(7,809)
Adjusted EBITDA	$36,800	$25,026
Adjusted EBITDA increased by $11.8 million during the three months ended March 31, 2025 compared to the prior year period, primarily due to increases in revenue and decreases in certain operating expenses, as described in the "Comparison of the Three Months Ended March 31, 2025 and 2024" section.

Liquidity and Capital Resources
Liquidity
As of March 31, 2025, we had cash and cash equivalents of $429.7 million, of which $57.1 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $568.2 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $5.5 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consists of personnel costs, contractual payment obligations, including office leases, data center costs and cloud hosting costs, capital expenditures, payment of interest, required principal payments on our Convertible Senior Notes, which mature in March 2026, and our 2024 Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, excluding the one-time payment related to the maturity of our Convertible Senior Notes, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
On February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. During three months ended March 31, 2025, we repurchased 1,500,000 shares of the Company's common stock for an aggregate amount of $19.2 million. As of March 31, 2025, $91.2 million remains available under the February 2024 Repurchase Plan.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our 2024 Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, macroeconomic factors, and other factors set forth in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At March 31, 2025, the balance of the Convertible Senior Notes was $203.9 million, net of unamortized debt issuance costs of $1.1 million and is reflected as debt, current, net of debt issuance costs in the Company’s condensed balance sheet.
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
On March 18, 2025, we entered into Amendment No. 2 to the 2024 Credit Agreement ("Amendment No. 2"), which reduced the interest rate of the 2024 Term Loan B Facility by an additional 75 basis points to Term SOFR plus a margin of 3.00% from the previous rate of Term SOFR plus a margin of 3.75%. The remaining terms of the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility were substantially unchanged.
At March 31, 2025, the balance of the 2024 Term Loan B Facility was $352.6 million, net of unamortized debt discount and debt issuance costs of $10.5 million, and amounts available under the 2024 Revolving Credit Facility were $169.5 million, net of letters of credit outstanding in the amount of $5.5 million.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flows provided by (used in) operating activities	$2,561	$(60,411)
Cash flows used in investing activities	(17,198)	(9,252)
Cash flows used in financing activities	(39,450)	(3,101)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	575	(621)
Change in cash, cash equivalents and restricted cash	$(53,512)	$(73,385)
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
For the three months ended March 31, 2025, net cash provided by operating activities was $2.6 million compared to net cash used in operating activities of $60.4 million for the three months ended March 31, 2024. Our operating activities included our net loss of $9.6 million and $17.8 million for the three months ended March 31, 2025 and 2024, respectively, which were offset by non-cash adjustments of $44.0 million and $30.8 million, respectively. Net changes in our working capital resulted in $31.8 million and $73.5 million of cash used in operating activities for the three months ended March 31, 2025 and March 31, 2024, respectively. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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

During the three months ended March 31, 2025 and 2024, our investing activities used net cash of $17.2 million and $9.3 million, respectively. During the three months ended March 31, 2025 and 2024, we used cash for purchases of property and equipment of $14.4 million and $5.9 million, respectively, and used cash for investments in our internally developed software of $2.8 million and $3.4 million, respectively.
Financing Activities
Our financing activities consisted of our debt refinancing and repricing activities, and transactions related to our share repurchases and equity plans.
For the three months ended March 31, 2025 and 2024, net cash used in financing activities was $39.5 million and $3.1 million, respectively. Cash outflows from financing activities for the three months ended March 31, 2025 primarily included $92.6 million of payments to certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, $20.3 million for taxes paid related to net share settlement of stock-based awards, and $19.2 million of payments related to share repurchases. The outflows were partially offset by cash proceeds primarily consisting of $92.6 million from certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity. In connection with Amendment No. 2, most lenders decided to roll their principal balance from the 2024 Term Loan B Facility over from Amendment No. 1 to Amendment No. 2, while some decided to cash out and reassign their loan balances. On March 18, 2025, $270.6 million of the Amendment No. 1 principal balance was rolled over as part of non-cash financing activities while the remaining lenders who were repaid and then had their loans reissued were included in the $92.6 million cash outflows and the $92.6 million cash proceeds mentioned above.
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
Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of March 31, 2025 consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at March 31, 2025 (in thousands):

	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Lease liabilities associated with leases included right-of-use assets as of March 31, 2025	$14,868	$15,700	$11,505	$9,435	$9,333	$7,972	$68,813
Obligations for leases not included in Lease Liabilities as of March 31, 2025	1,922	2,911	2,909	2,746	2,856	479	13,823
Convertible Senior Notes	—	205,067	—	—	—	—	205,067
Interest, Convertible Senior Notes	256	256	—	—	—	—	512
2024 Term Loan B Facility (1)	2,724	3,632	3,632	3,632	3,632	345,925	363,177
Interest, 2024 Term Loan B Facility (2)	20,247	26,637	26,367	26,170	25,829	28,133	153,383
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	507	701	701	701	259	38	2,907
Other non-cancelable obligations	2,026	15,953	4,651	241	—	—	22,871
Total	$42,550	$270,857	$49,765	$42,925	$41,909	$382,547	$830,553
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement.
(2) Interest payments are based on an assumed rate of 7.32%, which was the rate as of March 31, 2025 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of March 31, 2025, fees based on outstanding but undrawn letters of credit as of March 31, 2025, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of March 31, 2025 include commitments under agreements for office space and data centers that have not commenced as of March 31, 2025.
Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of March 31, 2025.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2025.
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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements and (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of March 31, 2025, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at March 31, 2025 and December 31, 2024, including intercompany balances, would result in a foreign currency loss of approximately $7.3 million and $10.8 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, we have recently been subject to lawsuits alleging violation of various privacy statutes. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2025. However, based on our knowledge as of March 31, 2025, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 11—"Commitments and Contingencies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to legal proceedings.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Except as set forth below, there are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and the instability of financial institutions, the risk of a recession, and other macroeconomic factors may amplify many of the risks described in our risk factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Our revenue and operating results are highly dependent on the overall demand for advertising and any macroeconomic challenges may adversely affect our business, financial position, results of operations and/or cash flows.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Accordingly, our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics or pandemics, geopolitical events, and economic and macroeconomic factors like labor strikes, labor shortages, supply chain disruptions, tariffs, trade wars, capital market disruptions and instability of financial institutions, inflation and recessionary concerns impacting the markets and communities in which our clients operate.
In addition, continued inflation and tariffs could result in an increase in our cost base relative to our revenue and increased cost associated with our infrastructure investments. Moreover, in response to US tariffs, foreign countries in which we operate may enact additional or new taxes that are applicable to our business.
Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers

Common stock repurchases during the quarter ended March 31, 2025 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2025
Equity withholding(1)	1	$16.09	—	$—
Repurchase program(2)	—	$—	—	$110,427
February 1 - February 28, 2025
Equity withholding(1)	1,020	$19.89	—	$—
Repurchase program(2)	—	$—	—	$110,427
March 1 - March 31, 2025
Equity withholding(1)	1	$11.52	—	$—
Repurchase program(2)	1,500	$12.82	1,500	$91,198
	2,522		1,500
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
(2) On February 1, 2024, our Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Shares repurchased under the February 2024 Repurchase Plan in the quarter ended March 31, 2025 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the February 2024 Repurchase Plan includes broker commission costs. As of March 31, 2025, $91.2 million remains available under the February 2024 Repurchase Plan.
Item 5. Other Information
Trading Plans
In the first quarter of 2025, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Katie Evans	President, Operations	Adopted March 06, 2025	June 5, 2025 - March 6, 2026	Sell up to 87,840, subject to certain conditions	Yes
David Pearson	Director	Adopted March 06, 2025	June 6, 2025 - July 7, 2025	Sell up to 11,512, subject to certain conditions	Yes
Adam Soroca	Chief Product Officer	Adopted March 07, 2025	June 6, 2025 - August 29, 2025	Sell up to 124,039*, subject to certain conditions	Yes
James Rossman	Director	Adopted March 10, 2025	June 9, 2025 - March 10, 2026	Sell up to 137,007, subject to certain conditions	Yes
Michael Barrett	Chief Executive Officer and Director	Adopted March 12, 2025	June 15, 2025 - May 31, 2026	Sell up to 460,000, subject to certain conditions	Yes
David Day	Chief Financial Officer	Adopted March 13, 2025	June 16, 2025 - November 12, 2025	Sell up to 130,828, subject to certain conditions	Yes
Aaron Saltz	Chief Legal Officer	Adopted March 14, 2025	June 16, 2025 - March 13, 2026	Sell up to 49,064, subject to certain conditions	Yes

*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding).

Item 6. Exhibits

Number	Description

10.1
Amendment No. 2, dated as of March 18, 2025 among Magnite, Inc., as the borrower, Morgan Stanley Senior Funding, Inc., as the term facility administrative agent, and Citibank, N.A., as revolving facility administrative agent, collateral agent and swingline lender and each Issuing Bank and Lender party thereto (each as defined therein), which amended that certain Credit Agreement, dated as of February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K with the Commission on March 18, 2025). (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K with the Commission on March 18, 2025).

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
Date May 7, 2025