Form 10-Q
period 2025-06-30
MAGNITE, INC.
filed 2025-08-06
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2025
Common Stock, $0.00001 par value	142,399,305

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$426,004	$483,220
Accounts receivable, net	1,303,042	1,200,046
Prepaid expenses and other current assets	27,474	19,914
TOTAL CURRENT ASSETS	1,756,520	1,703,180
Property and equipment, net	89,505	68,730
Right-of-use lease assets	58,429	50,329
Internal use software development costs, net	27,268	26,625
Intangible assets, net	11,036	21,309
Goodwill	978,217	978,217
Other assets, non-current	6,172	6,378
TOTAL ASSETS	$2,927,147	$2,854,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,530,389	$1,466,377
Lease liabilities, current	19,388	16,086
Debt, current, net of debt issuance costs	207,862	3,641
Other current liabilities	7,316	9,880
TOTAL CURRENT LIABILITIES	1,764,955	1,495,984
Debt, non-current, net of debt discount and issuance costs	348,556	550,104
Lease liabilities, non-current	43,401	38,983
Other liabilities, non-current	1,768	1,479
TOTAL LIABILITIES	2,158,680	2,086,550
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2025 and December 31, 2024; 142,383 and 141,427 shares issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	1,429,206	1,433,809
Accumulated other comprehensive loss	(1,074)	(4,421)
Accumulated deficit	(659,667)	(661,172)
TOTAL STOCKHOLDERS' EQUITY	768,467	768,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,927,147	$2,854,768

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$173,332	$162,880	$329,103	$312,199
Expenses:
Cost of revenue	64,953	62,606	127,752	128,508
Sales and marketing	42,323	42,240	90,429	85,929
Technology and development	21,583	25,829	43,875	52,720
General and administrative	22,514	22,631	46,452	49,296
Total expenses	151,373	153,306	308,508	316,453
Income (loss) from operations	21,959	9,574	20,595	(4,254)
Other (income) expense:
Interest expense, net	5,071	6,793	10,248	14,751
Foreign exchange (gain) loss, net	4,944	516	7,161	(1,799)
Loss on extinguishment of debt	—	—	2,152	7,387
Other income	(153)	(1,284)	(576)	(2,576)
Total other expense, net	9,862	6,025	18,985	17,763
Income (loss) before income taxes	12,097	3,549	1,610	(22,017)
Provision (benefit) for income taxes	958	4,627	105	(3,182)
Net income (loss)	$11,139	$(1,078)	$1,505	$(18,835)
Net income (loss) per share:
Basic	$0.08	$(0.01)	$0.01	$(0.13)
Diluted	$0.08	$(0.01)	$0.01	$(0.13)
Weighted average shares used to compute net income (loss) per share:
Basic	141,654	140,551	141,752	139,924
Diluted	148,260	140,551	149,184	139,924

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$11,139	$(1,078)	$1,505	$(18,835)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,518	(86)	3,347	(1,101)
Other comprehensive income (loss)	2,518	(86)	3,347	(1,101)
Comprehensive income (loss)	$13,657	$(1,164)	$4,852	$(19,936)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	—	$—	$701,683
Issuance of common stock related to RSU vesting	2,363	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(916)	—	(8,941)	—	—	—	—	(8,941)
Stock-based compensation	—	—	21,407	—	—	—	—	21,407
Other comprehensive loss	—	—	—	(1,015)	—	—	—	(1,015)
Net loss	—	—	—	—	(17,757)	—	—	(17,757)
Balance at March 31, 2024	140,024	$2	$1,400,181	$(3,091)	$(701,715)	—	$—	$695,377
Exercise of common stock options	32	—	187	—	—	—	—	187
Issuance of common stock related to employee stock purchase plan	305	—	1,983	—	—	—	—	1,983
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(385)	—	(3,802)	—	—	—	—	(3,802)
Stock-based compensation	—	—	20,382	—	—	—	—	20,382
Other comprehensive loss	—	—	—	(86)	—	—	—	(86)
Net loss	—	—	—	—	(1,078)	—	—	(1,078)
Balance at June 30, 2024	141,141	$2	$1,418,931	$(3,177)	$(702,793)	—	$—	$712,963

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	—	$—	$768,218
Exercise of common stock options	49	—	252	—	—	—	—	252
Issuance of common stock related to RSU and PSU vesting	2,522	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,022)	—	(20,314)	—	—	—	—	(20,314)
Purchase of treasury stock	—	—	—	—	—	(1,500)	(19,229)	(19,229)
Retirement of common stock	(1,500)	—	(19,229)	—	—	1,500	19,229	—
Stock-based compensation	—	—	21,631	—	—	—	—	21,631
Other comprehensive income	—	—	—	829	—	—	—	829
Net loss	—	—	—	—	(9,634)	—	—	(9,634)
Balance at March 31, 2025	141,476	$2	$1,416,149	$(3,592)	$(670,806)	—	$—	$741,753
Exercise of common stock options	308	—	1,457	—	—	—	—	1,457
Issuance of common stock related to employee stock purchase plan	157	—	2,111	—	—	—	—	2,111
Issuance of common stock related to RSU vesting	1,249	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(437)	—	(6,944)	—	—	—	—	(6,944)
Purchase of treasury stock	—	—	—	—	—	(370)	(3,651)	(3,651)
Retirement of common stock	(370)	—	(3,651)	—	—	370	3,651	—
Stock-based compensation	—	—	20,084	—	—	—	—	20,084
Other comprehensive income	—	—	—	2,518	—	—	—	2,518
Net income	—	—	—	—	11,139	—	—	11,139
Balance at June 30, 2025	142,383	$2	$1,429,206	$(1,074)	$(659,667)	—	$—	$768,467

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net income (loss)	$1,505	$(18,835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,811	27,803
Stock-based compensation	40,767	40,491
Loss on extinguishment of debt	2,152	7,387
Amortization of debt discount and issuance costs	1,860	2,149
Non-cash lease expense	(942)	(1,236)
Deferred income taxes	316	(3,101)
Unrealized foreign currency (gain) loss, net	6,595	(3,112)
Other items, net	102	279
Changes in operating assets and liabilities:
Accounts receivable	(102,239)	52,146
Prepaid expenses and other assets	(6,438)	1,120
Accounts payable and accrued expenses	52,288	(76,104)
Other liabilities	(2,688)	169
Net cash provided by operating activities	21,089	29,156
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,891)	(15,040)
Capitalized internal use software development costs	(6,364)	(7,516)
Net cash used in investing activities	(33,255)	(22,556)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	92,622	361,350
Repayment of the Term Loan B Facility from refinancing and repricing activities	(92,622)	(351,000)
Payment for debt issuance costs	(159)	(4,510)
Repayment of debt	(908)	(913)
Proceeds from exercise of stock options	1,709	187
Proceeds from issuance of common stock under employee stock purchase plan	2,111	1,983
Purchase of treasury stock	(22,880)	—
Taxes paid related to net share settlement	(27,258)	(12,743)
Net cash used in financing activities	(47,385)	(5,646)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,335	(709)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(57,216)	245
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	483,220	326,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$426,004	$326,464

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,040	$1,938
Cash paid for interest	$14,477	$17,854
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$11,676	$9,132
Capitalized stock-based compensation	$948	$1,298
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$18,683	$11,020
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$2,129	$—
Non-cash financing activity related to Amendment No. 2 to the 2024 Credit Agreement	$270,555	$—

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2025, or for any future year.
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
Segments
Management has determined that the Company operates as one operating segment and one reportable segment. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer ("CEO"). The Company has one primary business activity, where it provides a platform to all of its customers, buyers and sellers, that automates the purchase and sale of digital advertising inventory globally, across all channels, formats, and auction types, as described above. The Company’s CODM reviews financial information on a consolidated basis, principally to make decisions about how to allocate resources and to measure the Company’s performance. The CODM reviews consolidated net income (loss), which is the measure of financial profit and loss most closely aligned with generally accepted accounting principles. The CODM considers budget-to-actual variances for this measure, predominantly in the annual budget, forecasting process, and quarterly results assessment. The CODM does not review any balance sheet information at any other level than on a consolidated basis and does not review any income statement information at any other level than on a consolidated basis with the exception of revenue by geography and by channel (refer to Note 3). The significant expense information regularly provided to the CODM is the same as that included in the face of the Company's consolidated income statement of operations.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed financial statements and accompanying footnotes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application are permitted. The Company will adopt the guidance for the fiscal year ending December 31, 2025 on a prospective basis. The Company expects the impact of adoption of this guidance to be limited to footnote disclosure and to result in additional disaggregation of information disclosed in the rate reconciliation and with respect to income taxes paid.
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

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share data)
Basic Net Income (Loss) Per Share:
Net income (loss)	$11,139	$(1,078)	$1,505	$(18,835)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	141,654	140,551	141,752	139,924
Basic net income (loss) per share	$0.08	$(0.01)	$0.01	$(0.13)

Diluted Net Income (Loss) Per Share:
Net income (loss) used to calculate diluted income (loss) per share	11,139	(1,078)	1,505	(18,835)

Denominator:
Weighted-average common shares used to compute basic net income (loss) per share	141,654	140,551	141,752	139,924
Dilutive effect of weighted-average restricted stock units	3,419	—	4,268	—
Dilutive effect of weighted-average common stock options	1,959	—	2,023	—
Dilutive effect of weighted-average performance stock units	1,224	—	1,106	—
Dilutive effect of weighted-average Employee Stock Purchase Plan ("ESPP") shares	4	—	35	—
Weighted-average shares used to compute diluted net income (loss) per share	148,260	140,551	149,184	139,924
Diluted net income (loss) per share	$0.08	$(0.01)	$0.01	$(0.13)

The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Unvested restricted stock units	—	2,666	—	2,612
Options to purchase common stock	—	1,706	—	1,639
Unvested performance stock units	—	600	—	421
ESPP shares	—	55	—	60
Convertible Senior Notes	3,210	3,210	3,210	3,210
Total shares excluded from diluted net income (loss) per share	3,210	8,237	3,210	7,942

As of June 30, 2025, the performance stock units granted during 2021, 2023, 2024, and 2025 had expected achievement levels of 0%, 150%, 150%, and 150%, respectively. The performance stock units granted during 2022 vested on February 1, 2025 with an achievement of approximately 125%. As of June 30, 2024, the performance stock units granted in 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 100%, 124%, and 150%, respectively. These expected and actual achievement levels are included in the calculation of weighted-average shares in the tables above. Refer to Note 11 for additional information related to performance stock units.
As of both June 30, 2025 and 2024, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 9) was approximately 3,210,098 and were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	(in thousands, except percentages)
Revenue:
Net basis	$154,518	89%	$137,104	84%	$292,592	89%	$258,196	83%
Gross basis	18,814	11	25,776	16	36,511	11	54,003	17
Total	$173,332	100%	$162,880	100%	$329,103	100%	$312,199	100%

The following table presents the Company's revenue by channel for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	(in thousands, except percentages)
Channel:
CTV	$82,397	48%	$77,769	48%	$154,946	47%	$150,361	48%
Mobile	64,175	37%	58,604	36%	122,636	37	112,557	36
Desktop	26,760	15%	26,507	16%	51,521	16	49,281	16
Total	$173,332	100%	$162,880	100%	$329,103	100%	$312,199	100%
The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	(in thousands, except percentages)
United States	$132,411	76%	$123,363	76%	$249,195	76%	$236,775	76%
International	40,921	24	39,517	24%	79,908	24	75,424	24
Total	$173,332	100%	$162,880	100%	$329,103	100%	$312,199	100%

Payment terms are specified in agreements between the Company and the buyers and sellers on its platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy-five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the Company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (refer to Note 7). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of expected credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $3.1 million at June 30, 2025, and $2.9 million at December 31, 2024. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.2 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$2,582	$2,467	$2,902	$20,363
Write-offs	(50)	(423)	(160)	(18,934)
Increase in provision for expected credit losses	598	609	388	1,224
Allowance for doubtful accounts, ending balance	$3,130	$2,653	$3,130	$2,653
During the six months ended June 30, 2024, the Company wrote off $18.9 million of allowance for doubtful accounts, of which $18.5 million was attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.

The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of bad debt expense or recoveries the Company recognizes each period. During the three and six months ended June 30, 2025 and June 30, 2024, the activity related to the provision of expected credit losses associated with accounts receivable and the activity of contra seller payables related to recoveries of uncollected buyer receivables were immaterial, which resulted in immaterial amounts of bad debt expense or recovery recognized in the respective periods.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$337,661	$337,661	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$436,731	$436,731	$—	$—
At June 30, 2025 and December 31, 2024, cash equivalents of $337.7 million and $436.7 million, respectively, consisted of money market funds with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At June 30, 2025 and December 31, 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 9) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $197.1 million and $190.2 million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of June 30, 2025 and December 31, 2024 and is classified as Level 2 in the fair value hierarchy. At June 30, 2025 and December 31, 2024, the estimated fair value of the Company's 2024 Term Loan B Facility was $364.1 million and $368.2 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.

Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Computer equipment and network hardware	$205,175	$184,155
Furniture, fixtures, and office equipment	2,960	3,486
Leasehold improvements	1,126	2,576
Purchased software	1,108	1,123
Gross property and equipment	210,369	191,340
Accumulated depreciation	(120,864)	(122,610)
Property and equipment, net	$89,505	$68,730
Depreciation expense related to property and equipment totaled $5.8 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $6.8 million for the six months ended June 30, 2025 and 2024, respectively.
The Company's property and equipment, net by geographical region was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
United States	$73,690	$51,708
International	15,815	17,022
Total	$89,505	$68,730
Note 6—Intangible Assets
The Company’s intangible assets as of June 30, 2025 and December 31, 2024 included the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Amortizable intangible assets:
Developed technology	$109,736	$109,736
Customer relationships	—	37,300
In-process research and development	8,830	8,830
Other intangible assets	1,332	1,332
Total identifiable intangible assets, gross	119,898	157,198
Accumulated amortization—intangible assets:
Developed technology	(100,351)	(93,941)
Customer relationships	—	(34,192)
In-process research and development	(7,604)	(6,856)
Other intangible assets	(907)	(900)
Total accumulated amortization—intangible assets	(108,862)	(135,889)
Total intangible assets, net	$11,036	$21,309

Amortization of intangible assets for the three months ended June 30, 2025 and 2024 was $2.9 million and $7.6 million, respectively, and $10.3 million and $15.2 million for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, the Company wrote off fully amortized intangible assets with a historical cost of $37.3 million.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2025:

Fiscal Year	Amount
(in thousands)
Remaining 2025	$4,201
2026	6,045
2027	474
2028	43
2029	43
Thereafter	230
Total	$11,036
Note 7—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts payable—seller	$1,474,815	$1,417,780
Accounts payable—trade	33,382	30,899
Accrued employee-related payables	22,192	17,698
Total	$1,530,389	$1,466,377

Note 8—Lease Obligations
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 4.3 years and 4.6 years as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, a weighted average discount rate of 6.12% has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet.
Operating lease expense was $5.6 million and $5.9 million for the three months ended June 30, 2025 and 2024, respectively, and $10.7 million and $11.6 million for the six months ended June 30, 2025 and 2024, respectively. The Company recognized variable lease expense of $0.9 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
Cash paid for amounts included in lease liabilities was $5.4 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively, and $10.3 million and $12.8 million for the six months ended June 30, 2025 and 2024, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of June 30, 2025 (in thousands):

Fiscal Year
Remaining 2025	$11,832
2026	19,465
2027	13,064
2028	9,449
2029	9,347
Thereafter	8,017
Total lease payments (undiscounted)	71,174
Less: imputed interest	(8,385)
Lease liabilities—total (discounted)	$62,789
The Company also received rental income of an immaterial amount and $1.3 million for real estate leases for which it subleased the property to a third party during the three months ended June 30, 2025 and 2024, respectively and $0.6 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. Rental income is included in other income in the condensed consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for data centers that had not commenced as of June 30, 2025; therefore, the leases were not included in the lease liabilities and ROU assets balance as of June 30, 2025. The Company has future commitments totaling $11.8 million over a term of 4.5 years related to these agreements.
The Company's operating lease right-of-use assets by geographical region were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
United States	$49,877	$45,178
International	8,552	5,151
Total	$58,429	$50,329

Note 9—Debt
Current and long term debt as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance costs	(837)	(1,424)
Net carrying value of Convertible Senior Notes	204,230	203,643

2024 Term Loan B Facility	362,269	363,177
Less: Unamortized debt discount and issuance costs	(10,081)	(13,075)
Net carrying value of 2024 Term Loan B Facility	352,188	350,102

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	207,862	3,641
Debt, non-current, net of debt discount and issuance costs	348,556	550,104
Total debt	$556,418	$553,745

Maturities of the principal amount of the Company's debt as of June 30, 2025 were as follows (in thousands):

Fiscal Year
Remaining 2025	$1,816
2026	208,699
2027	3,632
2028	3,632
2029	3,632
Thereafter	345,925
Total	$567,336
Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively. In addition, amortization of deferred financing costs was an immaterial amount for each of the three and six months ended June 30, 2025 and 2024. Deferred financing costs are included in other assets, non-current in the condensed consolidated balance sheets.
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
The following table sets forth interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2025 and 2024 (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$128	$128	$256	$256
Amortization of debt issuance costs	294	294	587	587
Total interest expense	$422	$422	$843	$843
Effective interest rate	0.82%	0.82%	0.82%	0.82%

Amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes for the fiscal years 2025 through 2026 was as follows (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2025	$585
2026	252
Total	$837
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
On February 6, 2024, the Company refinanced the 2021 Credit Agreement and entered into a new credit agreement (the "2024 Credit Agreement") with Morgan Stanley Senior Funding, Inc. as the Company term loan administrative agent and Citibank, N.A. as the Company's revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement included a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility"), which will mature in February 2031 and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which will mature in February 2029. The Company primarily used the proceeds from the 2024 Term Loan B Facility to repay in full all outstanding amounts owed under the Company's Amended 2021 Credit Agreement. Accordingly, the Amended 2021 Credit Agreement was terminated and replaced in its entirety. The obligations under the 2024 Credit Agreement are secured by substantially all of the assets of the Company.
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
As of June 30, 2025, the contractual interest rate related to the 2024 Term Loan B Facility was 7.33%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of June 30, 2025, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At June 30, 2025, amounts available under the 2024 Revolving Credit Facility were $171.3 million, net of letters of credit outstanding in the amount of $3.7 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended June 30, 2025.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
2024 Term Loan B Facility	$362,269	$363,177
Unamortized debt discount	(4,706)	(6,198)
Unamortized debt issuance costs	(5,375)	(6,877)
2024 Term Loan B Facility, net of debt discount and issuance costs	$352,188	$350,102
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
For lenders of the 2021 Credit Agreement that did not continue to participate in the 2024 Credit Agreement, their pro-rata portion of the unamortized debt discount of $2.8 million, unamortized debt issuance costs of $4.3 million, and unamortized deferred financing costs of an immaterial amount were deemed to be extinguished. The resulting loss on extinguishment of debt of $7.4 million is included in other (income) expense in the Company's condensed consolidated statement of operations for the six months ended June 30, 2024.
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

March 18, 2025 Debt Repricing
The Company analyzed the changes of Amendment No. 2 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized a loss on extinguishment of $2.2 million related to $1.0 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company paid $1.1 million in third-party fees related to Amendment No. 2 of which an immaterial amount was capitalized as debt issuance costs and $1.0 million was included in general and administrative expenses in the Company's condensed consolidated statement of operations for the six months ended June 30, 2025. As part of Amendment No. 2, most of the 2024 Term Loan B lenders decided to roll their loan balances over from Amendment No. 1 to Amendment No. 2, while some decided to cash out and reassign their loan balances. On March 18, 2025, $270.6 million of the 2024 Term Loan B principal balance from Amendment No. 1 was rolled over to Amendment No. 2 as part of non-cash financing activities while $92.6 million of the 2024 Term Loan B Facility principal balance from Amendment No. 1 was repaid and then reissued as part of Amendment No. 2.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$6,722	$9,032	$13,952	$18,198
Amortization of debt discount	216	270	472	584
Amortization of debt issuance costs	247	298	529	716
Total interest expense	$7,185	$9,600	$14,953	$19,498
Effective interest rate	7.91%	10.52%	8.23%	10.77%
Amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs for fiscal years 2025 through 2029 and thereafter was as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2025	$431	$493
2026	856	978
2027	847	968
2028	839	958
2029	830	948
Thereafter	903	1,030
Total	$4,706	$5,375

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$7,801	$10,164	$16,221	$20,618
Interest income	(2,730)	(3,371)	(5,973)	(5,867)
Interest expense, net	$5,071	$6,793	$10,248	$14,751

Note 10—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities and its managed data center facilities (refer to Note 8).
As of June 30, 2025 and December 31, 2024, the Company had $3.7 million and $5.2 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to cloud-managed service agreements, software service agreements, and data center providers. As of June 30, 2025, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2025	$52,848
2026	106,024
2027	71,770
2028	17,652
Total	$248,294
The amounts above include commitments under a cloud-managed services agreement, under which the Company has a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which the Company expects to fulfill the obligation.
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, the Company has recently been subject to lawsuits alleging violation of various privacy statutes. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2025. However, based on management’s knowledge as of June 30, 2025, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.

Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 11—Stock-Based Compensation
Stock Options
A summary of stock option activity for the six months ended June 30, 2025 was as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	4,160	$8.57
Granted	81	$16.46
Exercised	(357)	$4.79
Expired	(28)	$17.23
Outstanding at June 30, 2025	3,856	$9.02	4.3 years	$61,640
Exercisable at June 30, 2025	3,535	$8.68	4.0 years	$57,996
The total intrinsic value of options exercised during the six months ended June 30, 2025 was $5.8 million, based on their respective exercise dates. At June 30, 2025, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $2.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $11.40 and $6.34, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.45%	3.93%
Expected volatility	84%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2024	11,809	$10.69
Granted	4,056	$16.08
Canceled	(589)	$11.58
Vested and released	(3,663)	$11.39
Restricted stock units outstanding and unvested at June 30, 2025	11,613	$12.31
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2025 and 2024 was $16.08 and $9.27, respectively.
The fair value of restricted stock units that vested and were released during the six months ended June 30, 2025 and 2024 was $68.1 million and $35.1 million, respectively, based on their respective vesting dates. At June 30, 2025, the intrinsic value of unvested restricted stock units was $280.1 million. At June 30, 2025, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $128.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
During the six months ended June 30, 2025, the Company granted PSUs with an aggregate target of 346,287 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2025, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2025.
A summary of PSU activity for the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	1,427	$15.35
Granted *	368	$20.72
Vested	(108)	$17.28
Outstanding at June 30, 2025	1,687	$16.40
* PSUs granted and weighted-average grant date fair value include 22 shares issued above the target shares for a PSU that vested and was released during the six months ended June 30, 2025.
The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the six months ended June 30, 2025 and June 30, 2024 was $20.93 and $11.76, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Performance period (in years)	3.0	3.0
Risk-free interest rate	4.26%	4.05%
Expected volatility of Magnite	78%	87%
Expected volatility of selected peer companies	56%	55%
Expected correlation coefficients of Magnite	0.57	0.59
Expected correlation coefficients of selected peer companies	0.47	0.47
Dividend yield	—%	—%
During the six months ended June 30, 2025, the fair value of PSUs that vested and were released was $1.9 million, based on their respective vesting dates. At June 30, 2025, the intrinsic value of unvested performance stock units based on expected achievement levels was $40.7 million. As of June 30, 2025, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $10.8 million, which will be recognized over a weighted-average period of 1.4 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Cost of revenue	$535	$478	$1,107	$978
Sales and marketing	8,448	7,972	17,592	16,208
Technology and development	4,207	4,889	8,842	10,305
General and administrative	6,368	6,321	13,226	13,000
Total stock-based compensation expense	$19,558	$19,660	$40,767	$40,491
As of June 30, 2025, an aggregate of 16,240,389 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of June 30, 2025, the Company has reserved 4,111,203 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
Note 12—Income Taxes
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
The Company recorded an income tax provision of $1.0 million and $0.1 million for the three and six months ended June 30, 2025, and an income tax provision of $4.6 million and tax benefit of $3.2 million for the three and six months ended June 30, 2024, respectively. The tax provision for the three and six months ended June 30, 2025 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The tax provision and benefit for the three and six months ended June 30, 2024, respectively, was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
Due to uncertainty as to the realization of benefits from the Company's domestic and certain international DTAs, including net operating loss carryforwards and research and development tax credits, the Company has a partial valuation allowance reserved against such assets. The Company intends to continue to maintain a partial valuation allowance on the DTAs until there is sufficient evidence to support the reversal of all or some additional portion of these allowances. Given the Company's current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow the Company to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
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
There was no material change to the Company's unrecognized tax benefits in the six months ended June 30, 2025 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date. Based on current projections, the impact will be a deferral of the payment of current income taxes over multiple years; however, the Company expects the net impact to its effective tax rate for 2025 to be immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the Company's guidance or expectations with respect to future financial performance; acquisitions by the Company, or the anticipated benefits thereof; macroeconomic conditions or concerns related thereto; the growth of ad-supported programmatic connected television ("CTV"); our ability to use and collect data to provide our offerings; the scope and duration of client relationships; the fees we may charge in the future; key strategic objectives; anticipated benefits of new offerings; business mix; sales growth; benefits from supply path optimization; our ability to adapt to advancements in artificial intelligence; the development of identity solutions; client utilization of our offerings; the impact of requests for discounts, rebates, or other fee concessions; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; the effects of regulatory developments or antitrust rulings on competitive dynamics in our industry; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
Our recently combined streaming SSP and ad server, which we refer to as SpringServe, offers CTV sellers a holistic solution to manage and monetize their entire portfolio of CTV ad inventory, across both programmatic and direct-sold video inventory. We provide sellers with a full suite of tools to protect the consumer viewing experience and brand safety expectations, while increasing revenue opportunities, including tools for mediation and yield optimization, forecasting tools, customized ad experiences and ad formats, frequency capping, and advanced podding logic. These tools are particularly important to CTV sellers who need to provide a TV-like viewing and advertising experience for consumers.
Buyers leverage our platform to reach their target audiences across thousands of sellers in a premium brand-safe environment, simplify order management and campaign tracking, and obtain actionable insights into audiences for their advertising. We believe that our scale, platform features, and omni-channel offering makes us an essential partner for buyers.
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
We have made and plan to continue to make significant investments in technology, sales and support related to our CTV growth initiatives, and believe CTV will be a significant driver of our revenue growth for the foreseeable future. In April 2025, we announced the introduction of our next generation SpringServe CTV platform. The new SpringServe platform combines the features and functionalities of our streaming SSP and ad server to provide a more efficient connection for buyers to premium CTV supply, while offering powerful tools and streamlined workflow for sellers through a single user interface.
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
In the long term, we believe that a decreased reliance on third-party cookies and other non-transparent tracking methods would be a positive for the industry, and offer the potential to shift the programmatic ecosystem from an identity model powered by buyers that are able to aggregate and target audiences through cookies to one enabled by sellers that have direct relationships with consumers and are therefore better positioned to obtain user data and consent for implementing first party identifiers. In CTV, where third-party cookies do not exist, this identity model already largely exists with publishers more tightly controlling access to identifiers and user data, while offering proprietary first party data segments for reaching desired audiences.
We believe that our scale and expertise in CTV position us well to take a leadership position in advancing this shift to a first-party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions, such as our Magnite Curator Marketplace, a self-service platform that allows buyers to create custom marketplaces that include curated pools of inventory that are enriched with the buyer's first-party or third-party data.

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
Regulatory Developments
On April 17, 2025, the United States District Court for the Eastern District of Virginia (the "Court") ruled that Google had violated federal antitrust laws by willfully acquiring and maintaining monopoly power in the display publisher ad server market and display ad exchange (also called an SSP) market, and had unlawfully tied its display ad server and ad exchange. Having found Google liable, the Court is scheduled to hold a hearing commencing September 2025 to determine what remedies are appropriate to restore competition to the affected markets. While the specific timing and nature of these remedies remains uncertain, and Google has indicated its intent to appeal the decision, we expect this ruling to have a significant positive impact on our industry and business prospects.
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
Macroeconomic Developments
Macroeconomic challenges such as inflation, tariffs and trade wars, the interest rate environment, global conflicts, the risk of a recession, and labor strikes, generally have a negative impact on ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, inflation and tariffs could result in an increase in our cost base relative to our revenue and increased cost associated with our infrastructure investments. Moreover, in response to U.S. tariffs, foreign countries in which we operate may enact additional or new taxes that are applicable to our business.
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
Revenue
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients, services, or transaction types, we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. In addition, we may receive certain fixed monthly fees for the use of our platform or products. We recognize revenue upon the fulfillment of our contractual obligations in connection with a completed transaction, subject to satisfying all other revenue recognition criteria. For the majority of transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any advertising inventory costs that we remit to sellers. With respect to managed advertising campaigns that are transacted through insertion orders, we report revenue on a gross basis, based primarily on our determination that the Company acts as the primary obligor in the delivery of advertising campaigns for our buyer clients with respect to such transactions.
For the three and six months ended June 30, 2025, our revenue reported on a gross basis was 11% and 11%, respectively, of total revenue and for the three and six months ended June 30, 2024, our revenue reported on a gross basis was 16% and 17%, respectively, of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and Note 2 thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
	(in thousands)			(in thousands)
Revenue	$173,332	$162,880	6%	$329,103	$312,199	5%
Expenses:
Cost of revenue	64,953	62,606	4%	127,752	128,508	(1)%
Sales and marketing	42,323	42,240	—%	90,429	85,929	5%
Technology and development	21,583	25,829	(16)%	43,875	52,720	(17)%
General and administrative	22,514	22,631	(1)%	46,452	49,296	(6)%
Total expenses	151,373	153,306	(1)%	308,508	316,453	(3)%
Income (loss) from operations	21,959	9,574	129%	20,595	(4,254)	NM
Other expense, net	9,862	6,025	64%	18,985	17,763	7%
Income (loss) before income taxes	12,097	3,549	241%	1,610	(22,017)	NM
Provision (benefit) for income taxes	958	4,627	(79)%	105	(3,182)	NM
Net income (loss)	$11,139	$(1,078)	NM	$1,505	$(18,835)	NM
NM - Not meaningful

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	100%	100%	100%	100%
Cost of revenue	37	38	39	41
Sales and marketing	24	26	27	28
Technology and development	12	16	13	17
General and administrative	13	14	14	16
Total expenses	87	94	94	101
Income (loss) from operations	13	6	6	(1)
Other expense, net	6	4	6	6
Income (loss) before income taxes	7	2	—	(7)
Provision (benefit) for income taxes	1	3	—	(1)
Net income (loss)	6%	(1)%	—%	(6)%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue
Revenue increased $10.5 million, or 6%, for the three months ended June 30, 2025 compared to the prior year period. Our revenue growth was driven by growth in mobile and CTV revenue, which increased by $5.6 million, or 10%, and $4.6 million, or 6%, respectively. Revenue from desktop for the three months ended June 30, 2025 was relatively flat compared to the prior year period.
Revenue increased $16.9 million, or 5%, for the six months ended June 30, 2025 compared to the prior year period. Our revenue growth was primarily driven by growth in mobile and CTV revenue, which increased by $10.1 million, or 9%, and $4.6 million, or 3%, respectively. In addition, revenue from desktop increased by $2.2 million or 5% for the six months ended June 30, 2025 compared to the prior year period.
Our CTV revenue growth for the three and six months ended June 30, 2025 compared to the respective prior year periods was negatively impacted by a decline in the relative percentage of transactions reported on a gross basis, compared to on a net basis.

Transactions reported on a gross basis generally result in a higher revenue contribution with an associated increase in our traffic acquisition costs. See Key Operating and Financial Performance Metrics below for a discussion of Contribution ex-TAC, which presents a year-over-year comparison of our CTV growth, without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
For the full year 2025, we believe our revenue will increase compared to the prior year period and we expect CTV and mobile to be our biggest growth drivers.
Cost of Revenue
Cost of revenue increased $2.3 million, or 4%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to increases of $3.8 million in software costs and $2.6 million in cloud hosting, data center, and bandwidth expenses. The increases were partially offset by a decrease of $4.7 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis.
Cost of revenue decreased $0.8 million, or 1%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to a decrease of $13.6 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis. The decrease was partially offset by increases of $7.9 million in software costs, $2.9 million in personnel costs, and $2.1 million in depreciation and amortization primarily due to investments made to our on-prem data centers to support increasing volume of transactions processed on our platform.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, whether transactions are reported on a gross or net basis, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses were relatively flat for the three months ended June 30, 2025 compared to the prior year period. An increase of $2.1 million in personnel costs was offset primarily by a decrease of $1.7 million in depreciation and amortization, which was driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses increased $4.5 million, or 5%, for the six months ended June 30, 2025 compared to the prior year period primarily due to an increase of $5.7 million in personnel costs. This increase was partially offset by a decrease of $1.9 million in depreciation and amortization for the same reasons as above.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased $4.2 million, or 16%, for the three months ended June 30, 2025 compared to the prior year period, primarily due to decreases of $2.5 million in software costs and $1.4 million in personnel costs.
Technology and development expenses decreased $8.8 million, or 17%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to decreases of $4.3 million in software costs and $2.9 million in personnel costs.
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
General and Administrative
General and administrative expenses were relatively flat for the three months ended June 30, 2025 compared to the prior year period.
General and administrative expenses decreased $2.8 million, or 6%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to decreases of $2.2 million in refinancing expenses associated with our 2024 Term Loan B Facility (defined below) and $1.8 million in facilities-related costs.

General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Interest expense, net	$5,071	$6,793	$10,248	$14,751
Foreign exchange (gain) loss, net	4,944	516	7,161	(1,799)
Loss on extinguishment of debt	—	—	2,152	7,387
Other income	(153)	(1,284)	(576)	(2,576)
Total other expense, net	$9,862	$6,025	$18,985	$17,763
Interest expense, net decreased $1.7 million and $4.5 million for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The net decreases were primarily due to a decrease in interest expense as a result of the refinancing and repricing of our Term Loan B Facility (defined below).
Foreign exchange (gain) loss, net changed by $4.4 million and $9.0 million for the three and six months ended June 30, 2025 compared to the prior year periods, respectively, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.
The loss on extinguishment of debt of $2.2 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively, was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below) and the February 2024 refinancing of our prior 2021 Term Loan B Facility (defined below), which are further discussed below.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $1.0 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and an income tax provision of $4.6 million and a tax benefit of $3.2 million for the three and six months ended June 30, 2024, respectively. The tax provision for the three and six months ended June 30, 2025 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The tax provision and benefit for the three and six months ended June 30, 2024, respectively, was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance, and the foreign income tax provision. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date. We have evaluated the tax law as it relates to our financials and determined there is no material impact on the periods presented above. Based on current projections, the impact will be a deferral of the payment of current income taxes over multiple years; however, we expect the net impact to our effective tax rate for 2025 to be immaterial.

Key Operating and Financial Performance Metrics
In addition to our GAAP results, we review non-GAAP financial measures, including Contribution ex-TAC and Adjusted EBITDA, to help us evaluate our business on a consistent basis, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. Our non-GAAP financial measures are discussed below. Revenue, cost of revenue, and net income (loss) are discussed above under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Change %	June 30, 2025	June 30, 2024	Change %
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$173,332	$162,880	6%	$329,103	$312,199	5%
Gross profit	$108,379	$100,274	8%	201,351	183,691	10%
Contribution ex-TAC	$161,956	$146,763	10%	307,804	277,316	11%
Net income (loss)	$11,139	$(1,078)	NM	1,505	(18,835)	NM
Adjusted EBITDA	$54,391	$44,747	22%	91,191	69,773	31%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Change %	June 30, 2025	June 30, 2024	Change %
	(in thousands)			(in thousands)
Revenue	$173,332	$162,880	6%	$329,103	$312,199	5%
Less: Cost of revenue	64,953	62,606	4%	127,752	128,508	(1)%
Gross profit	108,379	100,274	8%	201,351	183,691	10%
Add back: Cost of revenue, excluding TAC	53,577	46,489	15%	106,453	93,625	14%
Contribution ex-TAC	$161,956	$146,763	10%	$307,804	$277,316	11%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the three and six months ended June 30, 2025 and 2024:

	Contribution ex-TAC
	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Change %	June 30, 2025	June 30, 2024	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$71,543	$62,953	14%	$134,768	$117,847	14%
Mobile	63,772	57,713	10%	121,780	111,012	10%
Desktop	26,641	26,097	2%	51,256	48,457	6%
Total	$161,956	$146,763	10%	$307,804	$277,316	11%
Contribution ex-TAC increased $15.2 million, or 10%, for the three months ended June 30, 2025 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth in CTV and mobile.

Contribution ex-TAC increased $30.5 million, or 11%, for the six months ended June 30, 2025 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth drivers described above.
For the remainder of 2025, we expect Contribution ex-TAC will increase compared to the prior year period, and we expect CTV will be our biggest growth driver in 2025.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, including amortization of acquired intangible assets, impairment charges, interest income or expense, provision (benefit) for income taxes, and certain cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, gains or losses on extinguishment of debt, other debt refinancing expenses, and non-operational real estate and other expenses (income), net. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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
•Adjusted EBITDA does not reflect certain cash and non-cash charges related to acquisition and related items, such as amortization of acquired intangible assets, merger, acquisition, or restructuring related severance costs, certain transaction expenses, and changes in the fair value of contingent consideration.
•Adjusted EBITDA does not reflect cash and non-cash charges related to interest income and interest expense and certain financing transactions such as gains or losses on extinguishment of debt or other debt refinancing expenses.
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)		(in thousands)
Net income (loss)	$11,139	$(1,078)	$1,505	$(18,835)
Add back (deduct):
Stock-based compensation expense	19,558	19,660	40,767	40,491
Depreciation and amortization expense, excluding amortization of acquired intangible assets	9,320	6,662	17,538	12,640
Amortization of acquired intangibles	2,890	7,574	10,273	15,163
Interest expense, net	5,071	6,793	10,248	14,751
Provision (benefit) for income taxes	958	4,627	105	(3,182)
Foreign exchange (gain) loss, net	4,944	516	7,161	(1,799)
Loss on extinguishment of debt	—	—	2,152	7,387
Other debt refinancing expense	—	—	967	3,140
Non-operational real estate and other (income) expense, net	511	(7)	475	17
Adjusted EBITDA	$54,391	$44,747	$91,191	$69,773
Adjusted EBITDA increased by $9.6 million during the three months ended June 30, 2025 compared to the prior year period and increased by $21.4 million during the six months ended June 30, 2025 compared to the prior year period.
Liquidity and Capital Resources
Liquidity
As of June 30, 2025, we had cash and cash equivalents of $426.0 million, of which $67.8 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $567.3 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $3.7 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consists of personnel costs, contractual payment obligations, including office leases, cloud hosting, data center, and bandwidth expenses, capital expenditures, payment of interest, required principal payments on our Convertible Senior Notes, which mature in March 2026, and our 2024 Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, excluding the one-time payment related to the maturity of our Convertible Senior Notes, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
On February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. During six months ended June 30, 2025, we repurchased 1,869,700 shares of the Company's common stock for an aggregate amount of $22.9 million. As of June 30, 2025, $87.5 million remains available under the February 2024 Repurchase Plan.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At June 30, 2025, the balance of the Convertible Senior Notes was $204.2 million, net of unamortized debt issuance costs of $0.8 million and is reflected as debt, current, net of debt issuance costs in the Company’s condensed balance sheet.
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
On September 18, 2024, we entered into Amendment No. 1 to the 2024 Credit Agreement ("Amendment No. 1"), which reduced the interest rate of the 2024 Term Loan B Facility by 75 basis points to Term SOFR plus a margin of 3.75% from the previous rate of Term SOFR plus a margin of 4.50%, and on March 18, 2025, we entered into Amendment No. 2 to the 2024 Credit Agreement ("Amendment No. 2"), which reduced the interest rate of the 2024 Term Loan B Facility by an additional 75 basis points to Term SOFR plus a margin of 3.00%. The remaining terms of the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility were substantially unchanged by these amendments.
At June 30, 2025, the balance of the 2024 Term Loan B Facility was $352.2 million, net of unamortized debt discount and debt issuance costs of $10.1 million, and amounts available under the 2024 Revolving Credit Facility were $171.3 million, net of letters of credit outstanding in the amount of $3.7 million.
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

    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flows provided by operating activities	$21,089	$29,156
Cash flows used in investing activities	(33,255)	(22,556)
Cash flows used in financing activities	(47,385)	(5,646)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,335	(709)
Change in cash, cash equivalents and restricted cash	$(57,216)	$245
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
For the six months ended June 30, 2025, net cash provided by operating activities was $21.1 million compared to $29.2 million for the six months ended June 30, 2024. Our operating activities included our net income of $1.5 million and non-cash adjustments of $78.7 million for the six months ended June 30, 2025 and net loss of $18.8 million offset by non-cash adjustments of $70.7 million for the six months ended June 30, 2024. Net changes in our working capital resulted in $59.1 million and $22.7 million of cash used in operating activities for the six months ended June 30, 2025 and June 30, 2024, respectively. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the six months ended June 30, 2025 and 2024, our investing activities used net cash of $33.3 million and $22.6 million, respectively. During the six months ended June 30, 2025 and 2024, we used cash for purchases of property and equipment of $26.9 million and $15.0 million, respectively, and used cash for investments in our internally developed software of $6.4 million and $7.5 million, respectively.
Financing Activities
Our financing activities consisted of our debt refinancing and repricing activities, and transactions related to our share repurchases and equity plans.
For the six months ended June 30, 2025 and 2024, net cash used in financing activities was $47.4 million and $5.6 million, respectively. Cash outflows from financing activities for the six months ended June 30, 2025 primarily included $92.6 million of payments to certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, $27.3 million for taxes paid related to net share settlement of stock-based awards, and $22.9 million of payments related to share repurchases. The outflows were partially offset by cash proceeds primarily consisting of $92.6 million from certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, cash proceeds from the employee stock purchase plan of $2.1 million, and cash proceeds from stock options exercised of $1.7 million . In connection with Amendment No. 2, most lenders decided to roll their principal balance from the 2024 Term Loan B Facility over from Amendment No. 1 to Amendment No. 2, while some decided to cash out and reassign their loan balances. On March 18, 2025, $270.6 million of the Amendment No. 1 principal balance was rolled over as part of non-cash financing activities while the remaining lenders who were repaid and then had their loans reissued were included in the $92.6 million cash outflows and the $92.6 million cash proceeds mentioned above.
Cash outflows from financing activities for the six months ended June 30, 2024 primarily included $351.0 million of payments related to paying off our 2021 Term Loan B Facility, $12.7 million for taxes paid related to net share settlement of stock-based awards, and $4.5 million of payments related to debt issuance costs for our 2024 Term Loan B Facility and 2024 Revolver Facility. The outflows were partially offset by cash proceeds of $361.4 million from the issuance of our 2024 Term Loan B Facility, net of debt discount, and cash proceeds from the employee stock purchase plan of $2.0 million.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of June 30, 2025 consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers, and cloud hosting services that expire at various times through 2033. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at June 30, 2025 (in thousands):

	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Lease liabilities associated with leases included in right-of-use lease assets as of June 30, 2025	$11,832	$19,465	$13,064	$9,449	$9,347	$8,017	$71,174
Obligations for leases not included in Lease Liabilities as of June 30, 2025	941	2,334	2,428	2,746	2,856	479	11,784
Convertible Senior Notes	—	205,067	—	—	—	—	205,067
Interest, Convertible Senior Notes	256	256	—	—	—	—	512
2024 Term Loan B Facility (1)	1,816	3,632	3,632	3,632	3,632	345,925	362,269
Interest, 2024 Term Loan B Facility (2)	13,623	26,675	26,405	26,207	25,865	28,173	146,948
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	305	635	635	635	238	38	2,486
Other non-cancelable obligations	52,848	106,024	71,770	17,652	—	—	248,294
Total	$81,621	$364,088	$117,934	$60,321	$41,938	$382,632	$1,048,534
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement.
(2) Interest payments are based on an assumed rate of 7.33%, which was the rate as of June 30, 2025 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of June 30, 2025, fees based on outstanding but undrawn letters of credit as of June 30, 2025, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of June 30, 2025 include commitments under agreements for office space and data centers that have not commenced as of June 30, 2025.
Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of June 30, 2025. The amounts above include commitments under a cloud-managed services agreement, under which we have a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2025.

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

Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of June 30, 2025, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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

Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at June 30, 2025 and December 31, 2024, including intercompany balances, would result in a foreign currency loss of approximately $7.5 million and $10.8 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, we have recently been subject to lawsuits alleging violation of various privacy statutes. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2025. However, based on our knowledge as of June 30, 2025, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.
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
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.

(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
Common stock repurchases during the quarter ended June 30, 2025 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 - April 30, 2025
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	370	$9.88	370	$87,547
May 1 - May 31, 2025
Equity withholding(1)	437	$15.88	—	$—
Repurchase program(2)	—	$—	—	$87,547
June 1 - June 30, 2025
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$87,547
	807		370
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
(2) On February 1, 2024, our Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Shares repurchased under the February 2024 Repurchase Plan in the quarter ended June 30, 2025 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price paid per share purchased under the February 2024 Repurchase Plan includes broker commission costs. As of June 30, 2025, $87.5 million remains available under the February 2024 Repurchase Plan.
Item 5. Other Information
Trading Plans
In the second quarter of 2025, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Adam Soroca	Chief Product Officer	Adopted May 28, 2025	September 2, 2025 - November 28, 2025	Sell up to 53,594*, subject to certain conditions	Yes
Brian Gephart	Chief Accounting Officer	Adopted June 05, 2025	September 4, 2025 - May 15, 2026	Sell up to 27,671, subject to certain conditions	Yes
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
Date August 6, 2025