Form 10-Q
period 2025-09-30
MAGNITE, INC.
filed 2025-11-05
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

1250 Broadway, 9th Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, $0.00001 par value	143,647,869

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$482,127	$483,220
Accounts receivable, net	1,215,444	1,200,046
Prepaid expenses and other current assets	27,943	19,914
TOTAL CURRENT ASSETS	1,725,514	1,703,180
Property and equipment, net	97,043	68,730
Right-of-use lease assets	65,481	50,329
Internal use software development costs, net	28,088	26,625
Intangible assets, net	15,078	21,309
Goodwill	983,902	978,217
Other assets, non-current	5,587	6,378
TOTAL ASSETS	$2,920,693	$2,854,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,479,746	$1,466,377
Lease liabilities, current	20,200	16,086
Debt, current, net of debt issuance costs	208,154	3,641
Other current liabilities	4,949	9,880
TOTAL CURRENT LIABILITIES	1,713,049	1,495,984
Debt, non-current, net of debt discount and issuance costs	348,111	550,104
Lease liabilities, non-current	48,757	38,983
Other liabilities, non-current	2,822	1,479
TOTAL LIABILITIES	2,112,739	2,086,550
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2025 and December 31, 2024; 143,643 and 141,427 shares issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	1,449,094	1,433,809
Accumulated other comprehensive loss	(1,533)	(4,421)
Accumulated deficit	(639,609)	(661,172)
TOTAL STOCKHOLDERS' EQUITY	807,954	768,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,920,693	$2,854,768

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$179,494	$162,003	$508,597	$474,202
Expenses:
Cost of revenue	69,356	62,544	197,108	191,052
Sales and marketing	40,348	39,585	130,777	125,514
Technology and development	20,198	20,261	64,073	72,981
General and administrative	24,551	24,490	71,003	73,786
Total expenses	154,453	146,880	462,961	463,333
Income from operations	25,041	15,123	45,636	10,869
Other (income) expense:
Interest expense, net	4,668	6,848	14,916	21,599
Foreign exchange (gain) loss, net	(416)	3,019	6,745	1,220
Loss on extinguishment of debt	—	319	2,152	7,706
Other income	(154)	(1,306)	(730)	(3,882)
Total other expense, net	4,098	8,880	23,083	26,643
Income (loss) before income taxes	20,943	6,243	22,553	(15,774)
Provision (benefit) for income taxes	885	1,029	990	(2,153)
Net income (loss)	$20,058	$5,214	$21,563	$(13,621)
Net income (loss) per share:
Basic	$0.14	$0.04	$0.15	$(0.10)
Diluted	$0.13	$0.04	$0.14	$(0.10)
Weighted average shares used to compute net income (loss) per share:
Basic	143,009	141,270	142,176	140,376
Diluted	153,166	148,697	150,516	140,376

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$20,058	$5,214	$21,563	$(13,621)
Other comprehensive income (loss):
Foreign currency translation adjustments	(459)	2,091	2,888	990
Other comprehensive income (loss)	(459)	2,091	2,888	990
Comprehensive income (loss)	$19,599	$7,305	$24,451	$(12,631)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	138,577	$2	$1,387,715	$(2,076)	$(683,958)	—	$—	$701,683
Issuance of common stock related to RSU vesting	2,363	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(916)	—	(8,941)	—	—	—	—	(8,941)
Stock-based compensation	—	—	21,407	—	—	—	—	21,407
Other comprehensive loss	—	—	—	(1,015)	—	—	—	(1,015)
Net loss	—	—	—	—	(17,757)	—	—	(17,757)
Balance at March 31, 2024	140,024	$2	$1,400,181	$(3,091)	$(701,715)	—	$—	$695,377
Exercise of common stock options	32	—	187	—	—	—	—	187
Issuance of common stock related to employee stock purchase plan	305	—	1,983	—	—	—	—	1,983
Issuance of common stock related to RSU vesting	1,165	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(385)	—	(3,802)	—	—	—	—	(3,802)
Stock-based compensation	—	—	20,382	—	—	—	—	20,382
Other comprehensive loss	—	—	—	(86)	—	—	—	(86)
Net loss	—	—	—	—	(1,078)	—	—	(1,078)
Balance at June 30, 2024	141,141	$2	$1,418,931	$(3,177)	$(702,793)	—	$—	$712,963
Exercise of common stock options	34	—	181	—	—	—	—	181
Issuance of common stock related to RSU vesting	1,060	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(389)	—	(4,939)	—	—	—	—	(4,939)
Purchase of treasury stock	—	—	—	—	—	(698)	(9,006)	(9,006)
Retirement of common stock	(698)	—	(9,006)	—	—	698	9,006	—
Stock-based compensation	—	—	19,372	—	—	—	—	19,372
Other comprehensive income	—	—	—	2,091	—	—	—	2,091
Net income	—	—	—	—	5,214	—	—	5,214
Balance at September 30, 2024	141,148	$2	$1,424,539	$(1,086)	$(697,579)	—	$—	$725,876

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	—	$—	$768,218
Exercise of common stock options	49	—	252	—	—	—	—	252
Issuance of common stock related to RSU and PSU vesting	2,522	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,022)	—	(20,314)	—	—	—	—	(20,314)
Purchase of treasury stock	—	—	—	—	—	(1,500)	(19,229)	(19,229)
Retirement of common stock	(1,500)	—	(19,229)	—	—	1,500	19,229	—
Stock-based compensation	—	—	21,631	—	—	—	—	21,631
Other comprehensive income	—	—	—	829	—	—	—	829
Net loss	—	—	—	—	(9,634)	—	—	(9,634)
Balance at March 31, 2025	141,476	$2	$1,416,149	$(3,592)	$(670,806)	—	$—	$741,753
Exercise of common stock options	308	—	1,457	—	—	—	—	1,457
Issuance of common stock related to employee stock purchase plan	157	—	2,111	—	—	—	—	2,111
Issuance of common stock related to RSU vesting	1,249	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(437)	—	(6,944)	—	—	—	—	(6,944)
Purchase of treasury stock	—	—	—	—	—	(370)	(3,651)	(3,651)
Retirement of common stock	(370)	—	(3,651)	—	—	370	3,651	—
Stock-based compensation	—	—	20,084	—	—	—	—	20,084
Other comprehensive income	—	—	—	2,518	—	—	—	2,518
Net income	—	—	—	—	11,139	—	—	11,139
Balance at June 30, 2025	142,383	$2	$1,429,206	$(1,074)	$(659,667)	—	$—	$768,467
Exercise of common stock options	150	—	1,263	—	—	—	—	$1,263
Issuance of common stock related to RSU vesting	1,111	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(10)	—	—	—	—	(10)
Stock-based compensation	—	—	18,635	—	—	—	—	18,635
Other comprehensive loss	—	—	—	(459)	—	—	—	(459)
Net income	—	—	—	—	20,058	—	—	20,058
Balance at September 30, 2025	143,643	$2	$1,449,094	$(1,533)	$(639,609)	—	$—	$807,954

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES:
Net income (loss)	$21,563	$(13,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,119	42,340
Stock-based compensation	58,811	59,161
Loss on extinguishment of debt	2,152	7,706
Amortization of debt discount and issuance costs	2,752	3,136
Non-cash lease expense	(1,633)	(2,291)
Deferred income taxes	(1,347)	(2,176)
Unrealized foreign currency (gain) loss, net	4,356	(846)
Other items, net	619	711
Changes in operating assets and liabilities:
Accounts receivable	(16,319)	10,113
Prepaid expenses and other assets	(7,407)	(855)
Accounts payable and accrued expenses	9,880	16,426
Other liabilities	(5,835)	700
Net cash provided by operating activities	107,711	120,504
INVESTING ACTIVITIES:
Purchases of property and equipment	(45,131)	(29,082)
Capitalized internal use software development costs	(10,148)	(11,587)
Mergers and acquisitions, net of indemnification claims holdback	(8,100)	—
Other investing activities	(362)	—
Net cash used in investing activities	(63,741)	(40,669)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	92,622	413,463
Repayment of the Term Loan B Facility from refinancing and repricing activities	(92,622)	(403,113)
Payment for debt issuance costs	(159)	(4,547)
Repayment of debt	(1,816)	(913)
Proceeds from exercise of stock options	2,972	368
Proceeds from issuance of common stock under employee stock purchase plan	2,111	1,983
Purchase of treasury stock	(22,880)	(9,006)
Taxes paid related to net share settlement	(27,268)	(17,682)
Net cash used in financing activities	(47,040)	(19,447)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,977	637
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,093)	61,025
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	483,220	326,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$482,127	$387,244

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,836	$3,160
Cash paid for interest	$21,674	$28,748
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$6,969	$511
Capitalized stock-based compensation	$1,539	$2,000
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$31,032	$11,020
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$2,140	$—
Non-cash financing activity related to Amendment Nos. 1 and 2 to the 2024 Credit Agreement	$270,555	$311,974
Purchase consideration - indemnification claims holdback	$2,000	$—

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2025, or for any future year.
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
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K. Refer to Note 6 for the useful lives of the Company's intangible assets associated with the acquisition of Streamrai, Inc.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures of the nature of expenses included in the income statement and presented in the footnotes. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes and simplifies the recognition and disclosure framework for internal-use software costs by changing from a project-stage approach to a more judgment-based approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and for interim periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its financial statements and disclosures.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except per share data)
Basic Net Income (Loss) Per Share:
Net income (loss)	$20,058	$5,214	$21,563	$(13,621)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	143,009	141,270	142,176	140,376
Basic net income (loss) per share	$0.14	$0.04	$0.15	$(0.10)

Diluted Net Income (Loss) Per Share:
Net income (loss) used to calculate diluted income (loss) per share	$20,058	$5,214	$21,563	$(13,621)

Denominator:
Weighted-average common shares used to compute basic net income (loss) per share	143,009	141,270	142,176	140,376
Dilutive effect of weighted-average restricted stock units	6,124	4,654	4,887	—
Dilutive effect of weighted-average common stock options	2,412	1,955	2,153	—
Dilutive effect of weighted-average performance stock units	1,569	796	1,260	—
Dilutive effect of weighted-average Employee Stock Purchase Plan ("ESPP") shares	52	22	40	—
Weighted-average shares used to compute diluted net income (loss) per share	153,166	148,697	150,516	140,376
Diluted net income (loss) per share	$0.13	$0.04	$0.14	$(0.10)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Unvested restricted stock units	—	—	—	3,293
Options to purchase common stock	—	—	—	1,744
Unvested performance stock units	—	—	—	546
ESPP shares	—	—	—	47
Convertible Senior Notes	3,210	3,210	3,210	3,210
Total shares excluded from diluted net income (loss) per share	3,210	3,210	3,210	8,840

As of September 30, 2025, the performance stock units granted during 2021, 2023, 2024, and 2025 had expected achievement levels of 0%, 150%, 150%, and 150%, respectively. The performance stock units granted during 2022 vested on February 1, 2025 with an achievement of approximately 125%. As of September 30, 2024, the performance stock units granted in 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 99%, 115%, and 150%, respectively. These expected and actual achievement levels are included in the calculation of weighted-average shares in the tables above. Refer to Note 11 for additional information related to performance stock units.
For the three and nine months ended September 30, 2025 and 2024, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 9) was approximately 3,210,098 and were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	(in thousands, except percentages)
Revenue:
Net basis	$160,121	89%	$141,969	88%	$452,713	89%	$400,165	84%
Gross basis	19,373	11	20,034	12	55,884	11	74,037	16
Total	$179,494	100%	$162,003	100%	$508,597	100%	$474,202	100%
The following table presents the Company's revenue by channel for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	(in thousands, except percentages)
Channel:
CTV	$87,799	49%	$76,217	47%	$242,745	48%	$226,578	48%
Mobile	64,964	36%	59,835	37%	187,600	37	172,392	36
Desktop	26,731	15%	25,951	16%	78,252	15	75,232	16
Total	$179,494	100%	$162,003	100%	$508,597	100%	$474,202	100%
The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	(in thousands, except percentages)
United States	$134,732	75%	$120,240	74%	$383,927	75%	$357,015	75%
International	44,762	25	41,763	26%	124,670	25	117,187	25
Total	$179,494	100%	$162,003	100%	$508,597	100%	$474,202	100%

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

Accounts receivable are presented net of an allowance for doubtful accounts of $4.1 million at September 30, 2025, and $2.9 million at December 31, 2024. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.6 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively.
The following is a summary of activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Allowance for doubtful accounts, beginning balance	$3,130	$2,653	$2,902	$20,363
Write-offs	(1)	(17)	(161)	(18,951)
Increase in provision for expected credit losses	1,015	986	1,403	2,210
Allowance for doubtful accounts, ending balance	$4,144	$3,622	$4,144	$3,622
During the nine months ended September 30, 2024, the Company wrote off $19.0 million of allowance for doubtful accounts, of which $18.5 million was attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.
The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of bad debt expense or recoveries the Company recognizes each period. During the three and nine months ended September 30, 2025, the provision for expected credit losses associated with accounts receivable increased by $1.0 million and $1.4 million, respectively, partially offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.6 million and $1.0 million, respectively, which resulted in immaterial amounts of bad debt expense. During the three and nine months ended September 30, 2024, the provision for expected credit losses associated with accounts receivable increased by $1.0 million and $2.2 million, respectively, partially offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $0.6 million and $1.5 million, respectively, which resulted in an immaterial amounts of bad debt expense.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$306,825	$306,825	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$436,731	$436,731	$—	$—
At September 30, 2025 and December 31, 2024, cash equivalents of $306.8 million and $436.7 million, respectively, consisted of money market funds with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At September 30, 2025 and December 31, 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 9) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $199.2 million and $190.2 million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of September 30, 2025 and December 31, 2024 and is classified as Level 2 in the fair value hierarchy. At September 30, 2025 and December 31, 2024, the estimated fair value of the Company's 2024 Term Loan B Facility was $362.5 million and $368.2 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.

Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Computer equipment and network hardware	$218,951	$184,155
Furniture, fixtures, and office equipment	2,961	3,486
Leasehold improvements	1,110	2,576
Purchased software	1,108	1,123
Gross property and equipment	224,130	191,340
Accumulated depreciation	(127,087)	(122,610)
Property and equipment, net	$97,043	$68,730
Depreciation expense related to property and equipment totaled $6.5 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $17.4 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company's property and equipment, net by geographical region was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
United States	$82,596	$51,708
International	14,447	17,022
Total	$97,043	$68,730
Note 6—Intangible Assets and Goodwill
2025 Acquisition—Streamrai, Inc.
In September 2025, the Company completed the acquisition of the business of Streamrai, Inc. ("Streamr.ai" and such acquisition the "Streamr.ai Acquisition"), a platform that specializes in artificial intelligence tools that make CTV advertising accessible to small and medium-sized businesses ("SMBs"). The total purchase consideration was $10.1 million, of which $8.1 million was paid in cash and $2.0 million was held back to cover possible indemnification claims that will be partially released one year after the acquisition, with the remainder released by March 2027. In accordance with the accounting for business combinations, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. The allocation of purchase consideration resulted in an estimated $5.0 million of developed technology intangible assets with an estimated useful life of 3 years, $0.7 million of non-compete intangible assets with an estimated useful life of 2 to 3 years, $0.1 million of customer relationships with an estimated useful life of 0.5 years, $0.2 million of trademark and tradename intangible assets with an estimated useful life of 3 years, goodwill of $5.7 million, which is attributable to the workforce of Streamr.ai and revenue synergies from the acquisition, and deferred tax liability of $1.5 million. The purchase price allocation is preliminary and subject to change pending finalization of the valuation. For tax purposes, the acquisition of Streamr.ai will be treated as a stock acquisition. The goodwill recognized in the acquisition of Streamr.ai is not tax deductible for tax purposes.
Acquisition related costs associated with the Streamr.ai Acquisition during the three and nine months ended September 30, 2025 were immaterial. In addition, Streamr.ai's post-acquisition revenue and operating results on a standalone basis were immaterial.

The Company's intangible assets are being amortized over their estimated useful lives as follows:

Years
Developed technology	3 to 5
In-process research and development	3 to 5
Customer relationships	0.5 to 4
Non-compete agreements	2 to 3
Other intangible assets	3 to 10
The Company’s intangible assets as of September 30, 2025 and December 31, 2024 included the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Amortizable intangible assets:
Developed technology	$114,756	$109,736
Customer relationships	60	37,300
In-process research and development	8,830	8,830
Other intangible assets	1,844	1,332
Non-compete agreements	690	—
Total identifiable intangible assets, gross	126,180	157,198
Accumulated amortization—intangible assets:
Developed technology	(102,213)	(93,941)
Customer relationships	(8)	(34,192)
In-process research and development	(7,938)	(6,856)
Other intangible assets	(921)	(900)
Non-compete agreements	(22)	—
Total accumulated amortization—intangible assets	(111,102)	(135,889)
Total intangible assets, net	$15,078	$21,309
Amortization of intangible assets for the three months ended September 30, 2025 and 2024 was $2.2 million and $7.5 million, respectively, and $12.5 million and $22.7 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the Company wrote off fully amortized intangible assets with a historical cost of $37.3 million.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2025:

Fiscal Year	Amount
(in thousands)
Remaining 2025	$2,633
2026	8,095
2027	2,466
2028	1,367
2029	79
Thereafter	438
Total	$15,078

Changes to the Company's goodwill were as follows (in thousands):

Total
Ending balance at December 31, 2024	$978,217
Additions for the Streamr.ai Acquisition	5,685
Ending balance at September 30, 2025	$983,902
Note 7—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts payable—seller	$1,430,277	$1,417,780
Accounts payable—trade	27,758	30,899
Accrued employee-related payables	20,711	17,698
Accrued holdback - indemnification claims	1,000	—
Total	$1,479,746	$1,466,377

Note 8—Lease Obligations
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 4.3 years and 4.6 years as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, a weighted average discount rate of 5.98% and 6.12%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheet.
Operating lease expense was $5.7 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively, and $16.4 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized variable lease expense of $1.2 million and an immaterial amount for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Cash paid for amounts included in lease liabilities was $6.4 million and $6.0 million for the three months ended September 30, 2025 and 2024, respectively, and $16.7 million and $18.8 million for the nine months ended September 30, 2025 and 2024, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of September 30, 2025 (in thousands):

Fiscal Year
Remaining 2025	$6,048
2026	21,885
2027	16,384
2028	12,152
2029	12,158
Thereafter	9,521
Total lease payments (undiscounted)	78,148
Less: imputed interest	(9,191)
Lease liabilities—total (discounted)	$68,957
The Company also received rental income of an immaterial amount and $1.3 million for real estate leases for which it subleased the property to a third party during the three months ended September 30, 2025 and 2024, respectively and $0.7 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. Rental income is included in other income in the condensed consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for data centers that had not commenced as of September 30, 2025; therefore, the leases were not included in the lease liabilities and ROU assets balance as of September 30, 2025. The Company has future commitments totaling $7.1 million over a term of 4.4 years related to these agreements.
The Company's operating lease right-of-use assets by geographical region were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
United States	$57,941	$45,178
International	7,540	5,151
Total	$65,481	$50,329

Note 9—Debt
Current and long term debt as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance costs	(545)	(1,424)
Net carrying value of Convertible Senior Notes	204,522	203,643

2024 Term Loan B Facility	361,361	363,177
Less: Unamortized debt discount and issuance costs	(9,618)	(13,075)
Net carrying value of 2024 Term Loan B Facility	351,743	350,102

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	208,154	3,641
Debt, non-current, net of debt discount and issuance costs	348,111	550,104
Total debt	$556,265	$553,745

Maturities of the principal amount of the Company's debt were as follows as of September 30, 2025 (in thousands):

Fiscal Year
Remaining 2025	$908
2026	208,699
2027	3,632
2028	3,632
2029	3,632
Thereafter	345,925
Total	$566,428
Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. In addition, amortization of deferred financing costs was an immaterial amount for each of the three and nine months ended September 30, 2025 and 2024. Deferred financing costs are included in other assets, non-current in the condensed consolidated balance sheets.
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
The following table sets forth interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2025 and 2024 (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$129	$129	$385	$385
Amortization of debt issuance costs	292	293	879	880
Total interest expense	$421	$422	$1,264	$1,265
Effective interest rate	0.82%	0.82%	0.82%	0.82%
The estimated remaining amortization expense for the Company's debt issuance costs related to the Convertible Senior Notes was as follows as of September 30, 2025 (in thousands):

Fiscal Year	Debt Issuance Costs
Remaining 2025	$293
2026	252
Total	$545
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
On February 6, 2024, the Company refinanced the Amended 2021 Credit Agreement and entered into a new credit agreement (the "2024 Credit Agreement") with Morgan Stanley Senior Funding, Inc. as the Company term loan administrative agent and Citibank, N.A. as the Company's revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement included a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility"), which will mature in February 2031 and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which will mature in February 2029. The Company primarily used the proceeds from the 2024 Term Loan B Facility to repay in full all outstanding amounts owed under the Company's Amended 2021 Credit Agreement. Accordingly, the Amended 2021 Credit Agreement was terminated and replaced in its entirety. The obligations under the 2024 Credit Agreement are secured by substantially all of the assets of the Company.
On September 18, 2024, the Company entered into Amendment No. 1 to the 2024 Credit Agreement ("Amendment No. 1"), which reduced the interest rate of the 2024 Term Loan B Facility by 75 basis points to Term SOFR (as defined in the 2024 Credit Agreement) plus a margin of 3.75% from the previous rate of Term SOFR plus a margin of 4.50%, and on March 18, 2025, the Company entered into Amendment No. 2 to the 2024 Credit Agreement ("Amendment No. 2"), which reduced the interest rate of the 2024 Term Loan B Facility by an additional 75 basis points to Term SOFR plus a margin of 3.00%. The remaining terms of the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility were substantially unchanged by these amendments.
As of September 30, 2025, the contractual interest rate related to the 2024 Term Loan B Facility was 7.16%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of September 30, 2025, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At September 30, 2025, amounts available under the 2024 Revolving Credit Facility were $171.0 million, net of letters of credit outstanding in the amount of $4.0 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended September 30, 2025.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
2024 Term Loan B Facility	$361,361	$363,177
Unamortized debt discount	(4,490)	(6,198)
Unamortized debt issuance costs	(5,128)	(6,877)
2024 Term Loan B Facility, net of debt discount and issuance costs	$351,743	$350,102
February 6, 2024 Debt Refinance
As part of the debt refinance on February 6, 2024, where lenders under the Amended 2021 Credit Agreement continued to be lenders under the 2024 Credit Agreement, certain of their loans and revolving facility commitments were deemed to have been modified ("Modified Loans" and "Modified Commitments," respectively). The Company continued to defer debt discount costs of $3.7 million and debt issuance costs of $5.7 million from Modified Loans over the term of the new 2024 Term Loan B Facility. The Company continued to defer financing costs as of February 6, 2024 of an immaterial amount from Modified Commitments over the term of the new 2024 Revolver Facility.
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
March 18, 2025 Debt Repricing
The Company analyzed the changes of Amendment No. 2 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized a loss on extinguishment of $2.2 million related to $1.0 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company paid $1.1 million in third-party fees related to Amendment No. 2 of which an immaterial amount was capitalized as debt issuance costs and $1.0 million was included in general and administrative expenses in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2025. As part of Amendment No. 2, most of the 2024 Term Loan B lenders decided to roll their loan balances over from Amendment No. 1 to Amendment No. 2, while some decided to cash out and reassign their loan balances. On March 18, 2025, $270.6 million of the 2024 Term Loan B principal balance from Amendment No. 1 was rolled over to Amendment No. 2 as part of non-cash financing activities while $92.6 million of the 2024 Term Loan B Facility principal balance from Amendment No. 1 was repaid and then reissued as part of Amendment No. 2.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$6,786	$9,084	$20,738	$27,282
Amortization of debt discount	216	264	688	848
Amortization of debt issuance costs	247	292	776	1,008
Total interest expense	$7,249	$9,640	$22,202	$29,138
Effective interest rate	8.00%	10.59%	8.16%	10.71%
The estimated remaining amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs was as follows as of September 30, 2025 (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2025	$215	$246
2026	856	978
2027	847	968
2028	839	958
2029	830	948
Thereafter	903	1,030
Total	$4,490	$5,128

Total Interest Expense and Interest Income
Interest expense consists primarily of contractual interest expense and amortization of debt discount, debt issuance costs, and deferred financing costs related to the Company's debt facilities under its 2024 Credit Agreement and Amended 2021 Credit Agreement as well as its Convertible Senior Notes. Interest income primarily consists of interest earned on the Company's cash equivalents. The following includes interest expense and interest income, as presented within interest expense, net in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$7,901	$10,522	$24,122	$31,140
Interest income	(3,233)	(3,674)	(9,206)	(9,541)
Interest expense, net	$4,668	$6,848	$14,916	$21,599

Note 10—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities and its managed data center facilities (refer to Note 8).
As of September 30, 2025 and December 31, 2024, the Company had $4.0 million and $5.2 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to cloud-managed service agreements, software service agreements, and data center providers. As of September 30, 2025, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2025	$35,718
2026	112,050
2027	65,505
2028	13,142
Total	$226,415
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, the Company has recently been subject to lawsuits alleging violation of various privacy statutes. Additionally, on September 16, 2025, the Company filed a lawsuit against Google LLC ("Google") in the U.S. District Court of the Eastern District of Virginia. The complaint alleges that Google has engaged in anticompetitive conduct in the ad exchange and ad server markets in violation of federal antitrust laws, including actions that restrict publishers' ability to use competing services and favor Google's own advertising exchange. Magnite seeks monetary damages, an injunction, structural relief, and reasonable costs and expenses. Magnite intends to pursue its claims vigorously, but cannot predict the outcome of this matter.
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2025. However, based on management’s knowledge as of September 30, 2025, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 11—Stock-Based Compensation
Stock Options
A summary of stock option activity for the nine months ended September 30, 2025 was as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	4,160	$8.57
Granted	81	$16.46
Exercised	(507)	$5.86
Expired	(28)	$17.23
Outstanding at September 30, 2025	3,706	$9.05	4.1 years	$51,112
Exercisable at September 30, 2025	3,440	$8.76	3.8 years	$48,725
The total intrinsic value of options exercised during the nine months ended September 30, 2025 was $8.2 million, based on their respective exercise dates. At September 30, 2025, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $2.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $11.40 and $6.34, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.45%	3.93%
Expected volatility	84%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2024	11,809	$10.69
Granted	4,284	$16.54
Canceled	(767)	$11.70
Vested and released	(4,774)	$11.54
Restricted stock units outstanding and unvested at September 30, 2025	10,552	$12.61
The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2025 and 2024 was $16.54 and $9.35, respectively.
The fair value of restricted stock units that vested and were released during the nine months ended September 30, 2025 and 2024 was $94.5 million and $48.5 million, respectively, based on their respective vesting dates. At September 30, 2025, the intrinsic value of unvested restricted stock units was $229.8 million. At September 30, 2025, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $115.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
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
During the nine months ended September 30, 2025, the Company granted PSUs with an aggregate target of 346,287 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2025, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2025.
A summary of PSU activity for the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	1,427	$15.35
Granted *	368	$20.72
Vested	(108)	$17.28
Outstanding at September 30, 2025	1,687	$16.40
* PSUs granted and weighted-average grant date fair value include 22 shares issued above the target shares for a PSU that vested and was released during the nine months ended September 30, 2025.

The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the nine months ended September 30, 2025 and September 30, 2024 was $20.93 and $11.76, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Performance period (in years)	3.0	3.0
Risk-free interest rate	4.26%	4.05%
Expected volatility of Magnite	78%	87%
Expected volatility of selected peer companies	56%	55%
Expected correlation coefficients of Magnite	0.57	0.59
Expected correlation coefficients of selected peer companies	0.47	0.47
Dividend yield	—%	—%
During the nine months ended September 30, 2025, the fair value of PSUs that vested and were released was $1.9 million, based on their respective vesting dates. At September 30, 2025, the intrinsic value of unvested performance stock units based on expected achievement levels was $42.7 million. As of September 30, 2025, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $8.9 million, which will be recognized over a weighted-average period of 1.1 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Cost of revenue	$479	$523	$1,586	$1,501
Sales and marketing	7,777	7,755	25,369	23,963
Technology and development	3,959	4,288	12,801	14,593
General and administrative	5,829	6,104	19,055	19,104
Total stock-based compensation expense	$18,044	$18,670	$58,811	$59,161
As of September 30, 2025, an aggregate of 16,191,569 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of September 30, 2025, the Company has reserved 4,111,203 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
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
The Company recorded an income tax provision of $0.9 million and $1.0 million for the three and nine months ended September 30, 2025, and an income tax provision of $1.0 million and tax benefit of $2.2 million for the three and nine months ended September 30, 2024, respectively. The tax provision for the three and nine months ended September 30, 2025 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The tax provision and benefit for the three and nine months ended September 30, 2024, respectively, was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the foreign income tax provision. The Company continues to maintain a partial valuation allowance for the domestic DTAs.
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
There was no material change to the Company's unrecognized tax benefits in the nine months ended September 30, 2025 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. OBBBA changes effective for 2025 were reflected in the income tax provision for the three and nine months ended September 30, 2025. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, the Company expects the net impact to its effective tax rate for 2025 to be immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the Company's guidance or expectations with respect to future financial performance; acquisitions by the Company, or the anticipated benefits thereof; macroeconomic conditions or concerns related thereto; the growth of ad-supported programmatic connected television ("CTV"); our ability to use and collect data to provide our offerings; the scope and duration of client relationships; the fees we may charge in the future; key strategic objectives; anticipated benefits of new offerings; business mix; sales growth; benefits from supply path optimization; our ability to adapt to advancements in artificial intelligence; the development of identity solutions; client utilization of our offerings; the impact of requests for discounts, rebates, or other fee concessions; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; the effects of regulatory developments or antitrust rulings on competitive dynamics in our industry; our litigation against Google LLC, or the anticipated benefits thereof; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q for the period ended March 31, 2025, and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
Our SPO efforts with buyers are important because they allow us to build deeper relationships with buyers and potentially attract unique advertising demand, which, in turn, increase revenue opportunities for our seller clients. We typically enter into SPO agreements directly with agencies or agency holding companies, which may provide for custom integrations, data flows or volume-based discounts. Under these SPO agreements, we may be designated as a preferred partner or otherwise enter into terms intended to increase the overall spend on our platform.
We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, buyer tools, such as our ClearLine product offering and agency marketplaces, traffic filtering technology that reduces the cost of working with us, and brand safety measures.
Header Bidding and Data Processing
Header bidding is a programmatic technique by which sellers offer inventory to multiple ad exchanges and supply side platforms, such as our platform, simultaneously. Header bidding has been rapidly adopted in recent years in the desktop and mobile channels and header bidding-like solutions have experienced modest adoption in CTV. The adoption of header bidding has created a number of challenges and technical complexities for both sellers and buyers, which require sophisticated tools to manage. In addition, header bidding has led to a significant increase in the number of ad impressions to be processed and analyzed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed. We continuously work to increase the operational efficiency of our platform, so as to enable buyers and sellers to achieve their campaign and monetization objectives in a cost-effective manner.
Regulatory Developments and Google Litigation
On April 17, 2025, the United States District Court for the Eastern District of Virginia (the "Court") ruled that Google LLC ("Google") had violated federal antitrust laws by willfully acquiring and maintaining monopoly power in the display publisher ad server market and display ad exchange (also called an SSP) market, and had unlawfully tied its display ad server and ad exchange. Having found Google liable, the Court is currently in the process of determining what remedies are appropriate to restore competition to the affected markets, with closing arguments scheduled to be held in November 2025. While the specific timing and nature of these remedies remains uncertain, and Google has indicated its intent to appeal the decision, we expect this ruling to have a significant positive impact on our industry and business prospects.
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
On September 16, 2025, in light of the Court's decision, we filed a lawsuit against Google in the U.S. District Court of the Eastern District of Virginia, seeking damages and other remedies (the "Google Action"). Our complaint alleges that Google engaged in anticompetitive conduct in the ad exchange and ad server markets in violation of federal antitrust laws, including actions that restrict publishers' ability to use competing services and favor Google's own advertising exchange, which caused us substantial harm and lost opportunity. Refer to "Our litigation with Google LLC presents potential risks that could adversely affect our business, results of operations and financial condition" in Item 1A. Risk Factors below.
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
Refer to Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 for additional information related to risks associated with macroeconomic challenges.

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
For the three and nine months ended September 30, 2025, our revenue reported on a gross basis was 11% and 11%, respectively, of total revenue and for the three and nine months ended September 30, 2024, our revenue reported on a gross basis was 12% and 16%, respectively, of total revenue. Any mix shift that causes an increase in the relative percentage of our revenue accounted for on a gross basis would result in a higher revenue contribution and an associated decrease in our gross margin percentage (with no underlying impact on gross profit or Contribution ex-TAC, as defined in section "Key Operating and Financial Performance Metrics"). Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and Note 2 thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Sales and Marketing. Our sales and marketing expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, and non-compete agreements from our business acquisitions, professional services, facilities-related costs, and depreciation expense. Our sales and support organization focuses on increasing the adoption of our solution by existing and new buyers and sellers and supports ongoing client relationships. We amortize acquired intangibles associated with client relationships from our business acquisitions over their estimated useful lives.
Technology and Development. Our technology and development expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of our solution, software costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our condensed consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
General and Administrative. Our general and administrative expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs, depreciation expense, bad debt expense, and other corporate-related expenses.

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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Nine Months Ended		Change %
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
	(in thousands)			(in thousands)
Revenue	$179,494	$162,003	11%	$508,597	$474,202	7%
Expenses:
Cost of revenue	69,356	62,544	11%	197,108	191,052	3%
Sales and marketing	40,348	39,585	2%	130,777	125,514	4%
Technology and development	20,198	20,261	—%	64,073	72,981	(12)%
General and administrative	24,551	24,490	—%	71,003	73,786	(4)%
Total expenses	154,453	146,880	5%	462,961	463,333	—%
Income from operations	25,041	15,123	66%	45,636	10,869	320%
Other expense, net	4,098	8,880	(54)%	23,083	26,643	(13)%
Income (loss) before income taxes	20,943	6,243	235%	22,553	(15,774)	NM
Provision (benefit) for income taxes	885	1,029	(14)%	990	(2,153)	NM
Net income (loss)	$20,058	$5,214	285%	$21,563	$(13,621)	NM
NM - Not meaningful

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	100%	100%	100%	100%
Cost of revenue	39	39	39	40
Sales and marketing	22	24	26	26
Technology and development	11	13	13	15
General and administrative	14	15	14	16
Total expenses	86	91	91	98
Income from operations	14	9	9	2
Other expense, net	2	5	5	6
Income (loss) before income taxes	12	4	4	(3)
Provision (benefit) for income taxes	—	1	—	—
Net income (loss)	11%	3%	4%	(3)%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue
Revenue increased $17.5 million, or 11%, for the three months ended September 30, 2025 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile revenue, which increased by $11.6 million, or 15%, and $5.1 million, or 9%, respectively.
Revenue increased $34.4 million, or 7%, for the nine months ended September 30, 2025 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV and mobile revenue, which increased by $16.2 million, or 7%, $15.2 million, or 9%, respectively.
Our CTV revenue growth for the nine months ended September 30, 2025 compared to the respective prior year period was negatively impacted by a decline in the relative percentage of transactions reported on a gross basis, compared to on a net basis. Transactions reported on a gross basis generally result in a higher revenue contribution with an associated increase in our traffic acquisition costs. See "Key Operating and Financial Performance Metrics" below for a discussion of Contribution ex-TAC, which presents a year-over-year comparison of our CTV growth, without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
Cost of Revenue
Cost of revenue increased $6.8 million, or 11%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to increases of $5.6 million in cloud hosting, data center, and bandwidth expenses.
Cost of revenue increased $6.1 million, or 3%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to increases of $8.8 million in software costs, $6.6 million in cloud hosting, data center, and bandwidth expenses, and $3.5 million in personnel costs. The increases were partially offset by a decrease of $13.4 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, whether transactions are reported on a gross or net basis, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses increased $0.8 million, or 2%, for the three months ended September 30, 2025 compared to the prior year period, primarily due to an increase of $2.6 million in personnel costs. The increase was partially offset by a decrease of $2.4 million in depreciation and amortization, which was driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses increased $5.3 million, or 4%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to an increase of $8.3 million in personnel costs. The increase was partially offset by a decrease of $4.3 million in depreciation and amortization for the same reasons as above.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses were relatively flat for the three months ended September 30, 2025 compared to the prior year period.
Technology and development expenses decreased $8.9 million, or 12%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to decreases of $4.2 million in software costs and $3.0 million in personnel costs.
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
General and Administrative
General and administrative expenses were relatively flat for the three months ended September 30, 2025 compared to the prior year period.
General and administrative expenses decreased $2.8 million, or 4%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to decreases of $3.1 million in refinancing expenses associated with our 2024 Term Loan B Facility (defined below) and $1.9 million in facilities-related costs. The decreases were partially offset by an increase of $1.8 million in personnel costs.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.

Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Interest expense, net	$4,668	$6,848	$14,916	$21,599
Foreign exchange (gain) loss, net	(416)	3,019	6,745	1,220
Loss on extinguishment of debt	—	319	2,152	7,706
Other income	(154)	(1,306)	(730)	(3,882)
Total other expense, net	$4,098	$8,880	$23,083	$26,643
Interest expense, net decreased $2.2 million and $6.7 million for the three and nine months ended September 30, 2025, compared to the prior year periods, respectively. The net decreases were primarily due to a decrease in interest expense as a result of the refinancing and repricing of our term loan facilities.
Foreign exchange (gain) loss, net changed by $3.4 million and $5.5 million for the three and nine months ended September 30, 2025 compared to the prior year periods, respectively, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.
The loss on extinguishment of debt of $2.2 million for the nine months ended September 30, 2025 was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below). The loss on extinguishment of debt of $0.3 million and $7.7 million for the three and nine months ended September 30, 2024, respectively, was due to the February 2024 refinancing of our prior 2021 Term Loan B Facility (defined below) and the September 2024 repricing of our 2024 Term Loan B Facility (defined below), which are further discussed below.
Other income decreased $1.2 million and $3.2 million for the three and nine months ended September 30, 2025 compared to the prior year periods, respectively, due to decreases in rental income from real estate leases for which we sublease to other tenants.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.9 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and an income tax provision of $1.0 million and a tax benefit of $2.2 million for the three and nine months ended September 30, 2024, respectively. The tax provision for the three and nine months ended September 30, 2025 was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The tax provision and benefit for the three and nine months ended September 30, 2024, respectively, was primarily the result of the Company's ability to recognize DTAs subject to the domestic valuation allowance, and the foreign income tax provision. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" into law. These changes were reflected in the income tax provision for the three and nine months ended September 30, 2025. We have evaluated the tax law as it relates to our financials and determined there is no material impact on the periods presented above. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, we expect the net impact to our effective tax rate for 2025 to be immaterial.

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

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Change %	September 30, 2025	September 30, 2024	Change %
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$179,494	$162,003	11%	$508,597	$474,202	7%
Gross profit	$110,138	$99,459	11%	311,489	283,150	10%
Contribution ex-TAC	$166,779	$149,428	12%	474,583	426,744	11%
Net income (loss)	$20,058	$5,214	285%	21,563	(13,621)	NM
Adjusted EBITDA	$57,171	$50,564	13%	148,362	120,337	23%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Change %	September 30, 2025	September 30, 2024	Change %
	(in thousands)			(in thousands)
Revenue	$179,494	$162,003	11%	$508,597	$474,202	7%
Less: Cost of revenue	69,356	62,544	11%	197,108	191,052	3%
Gross profit	110,138	99,459	11%	311,489	283,150	10%
Add back: Cost of revenue, excluding TAC	56,641	49,969	13%	163,094	143,594	14%
Contribution ex-TAC	$166,779	$149,428	12%	$474,583	$426,744	11%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the three and nine months ended September 30, 2025 and 2024:

	Contribution ex-TAC
	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Change %	September 30, 2025	September 30, 2024	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$75,847	$64,389	18%	$210,615	$182,236	16%
Mobile	64,428	59,346	9%	186,208	170,358	9%
Desktop	26,504	25,693	3%	77,760	74,150	5%
Total	$166,779	$149,428	12%	$474,583	$426,744	11%

Contribution ex-TAC increased $17.4 million, or 12%, for the three months ended September 30, 2025 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth in CTV and mobile.
Contribution ex-TAC increased $47.8 million, or 11%, for the nine months ended September 30, 2025 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth drivers described above.
For the remainder of 2025, we expect Contribution ex-TAC will increase compared to the prior year period, and we expect CTV will be our biggest growth driver in 2025.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and amortization, including amortization of acquired intangible assets, impairment charges, interest income or expense, provision (benefit) for income taxes, and certain cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition and related items, gains or losses on extinguishment of debt, other debt refinancing expenses, certain litigation expenses, and non-operational real estate and other expenses (income), net. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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
•Adjusted EBITDA does not reflect litigation expenses for specific proceedings.
•Adjusted EBITDA does not reflect certain non-operational real estate and other (income) and expense, net.
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)		(in thousands)
Net income (loss)	$20,058	$5,214	$21,563	$(13,621)
Add back (deduct):
Stock-based compensation expense	18,044	18,670	58,811	59,161
Depreciation and amortization expense, excluding amortization of acquired intangible assets	10,067	7,038	27,605	19,678
Amortization of acquired intangibles	2,241	7,499	12,514	22,662
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	162	—	162	—
Interest expense, net	4,668	6,848	14,916	21,599
Provision (benefit) for income taxes	885	1,029	990	(2,153)
Foreign exchange (gain) loss, net	(416)	3,019	6,745	1,220
Loss on extinguishment of debt	—	319	2,152	7,706
Other debt refinancing expense	—	963	967	4,103
Litigation expense (1)	527	—	1,043	—
Non-operational real estate and other (income) expense, net	935	(35)	894	(18)
Adjusted EBITDA	$57,171	$50,564	$148,362	$120,337
(1) Litigation expense includes professional and legal expenses related to the Google Action and defense costs relating to class action privacy litigation. Amounts for the six months ended June 30, 2025 for such matters have been reclassified from "Non-operational real estate and other (income) expense, net" to conform with the current presentation. For additional information, see the "Regulatory Developments and Google Litigation" section and Part II, Item 1. "Legal Proceedings."

Adjusted EBITDA increased by $6.6 million during the three months ended September 30, 2025 compared to the prior year period and increased by $28.0 million during the nine months ended September 30, 2025 compared to the prior year period.
Liquidity and Capital Resources
Liquidity
As of September 30, 2025, we had cash and cash equivalents of $482.1 million, of which $69.1 million was held in foreign currency denominated cash accounts, and an aggregate gross principal amount of $566.4 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $4.0 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our principal cash requirements for the twelve-month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, cloud hosting, data center, and bandwidth expenses, capital expenditures, payment of interest, required principal payments on our Convertible Senior Notes, which mature in March 2026, and our 2024 Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements, excluding the one-time payment related to the maturity of our Convertible Senior Notes, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
On February 1, 2024, the Board of Directors approved a new repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we are authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. During nine months ended September 30, 2025, we repurchased 1,869,700 shares of the Company's common stock for an aggregate amount of $22.9 million. As of September 30, 2025, $87.5 million remains available under the February 2024 Repurchase Plan.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At September 30, 2025, the balance of the Convertible Senior Notes was $204.5 million, net of unamortized debt issuance costs of $0.5 million and is reflected as debt, current, net of debt issuance costs in the Company’s condensed balance sheet.
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
At September 30, 2025, the balance of the 2024 Term Loan B Facility was $351.7 million, net of unamortized debt discount and debt issuance costs of $9.6 million, and amounts available under the 2024 Revolving Credit Facility were $171.0 million, net of letters of credit outstanding in the amount of $4.0 million.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Cash flows provided by operating activities	$107,711	$120,504
Cash flows used in investing activities	(63,741)	(40,669)
Cash flows used in financing activities	(47,040)	(19,447)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,977	637
Change in cash, cash equivalents and restricted cash	$(1,093)	$61,025
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
For the nine months ended September 30, 2025, net cash provided by operating activities was $107.7 million compared to $120.5 million for the nine months ended September 30, 2024. Our operating activities included our net income of $21.6 million and non-cash adjustments of $105.8 million for the nine months ended September 30, 2025 and net loss of $13.6 million offset by non-cash adjustments of $107.7 million for the nine months ended September 30, 2024. Net changes in our working capital resulted in $19.7 million of cash used in operating activities and $26.4 million of cash provided by operating activities for the nine months ended September 30, 2025 and September 30, 2024, respectively. The net changes in working capital for both periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the nine months ended September 30, 2025 and 2024, our investing activities used net cash of $63.7 million and $40.7 million, respectively. During the nine months ended September 30, 2025 and 2024, we used cash for purchases of property and equipment of $45.1 million and $29.1 million, respectively, and used cash for investments in our internally developed software of $10.1 million and $11.6 million, respectively. During the nine months ended September 30, 2025, we also used cash of $8.1 million to acquire Streamrai, Inc. (the "Streamr.ai Acquisition").
Financing Activities
Our financing activities consisted of our debt refinancing and repricing activities, and transactions related to our share repurchases and equity plans.
For the nine months ended September 30, 2025 and 2024, net cash used in financing activities was $47.0 million and $19.4 million, respectively. Cash outflows from financing activities for the nine months ended September 30, 2025 primarily included $92.6 million of payments to certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, $27.3 million for taxes paid related to net share settlement of stock-based awards, and $22.9 million of payments related to share repurchases. The outflows were partially offset by cash proceeds primarily consisting of $92.6 million from certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, cash proceeds from stock options exercised of $3.0 million, and cash proceeds from the employee stock purchase plan of $2.1 million. In connection with Amendment No. 2, $270.6 million of principal debt balance from Amendment No. 1 was rolled over as part of non-cash financing activities while the remaining $92.6 million principal balance from Amendment No. 1 were repaid and then reissued under Amendment No. 2 as mentioned above.
Cash outflows from financing activities for the nine months ended September 30, 2024 primarily included $403.1 million of payments related to paying off our 2021 Term Loan B Facility in February 2024 and repricing our 2024 Term Loan B Facility in September 2024, $17.7 million for taxes paid related to net share settlement of stock-based awards, $9.0 million of payments related to share repurchases, and $4.5 million of payments related to debt issuance costs primarily related to our 2024 Term Loan B Facility and 2024 Revolver Facility in February 2024. The outflows were partially offset by cash proceeds primarily consisting of $413.5 million from the issuance of our 2024 Term Loan B Facility, net of debt discount, and the repricing of our 2024 Term Loan B Facility in September 2024, and cash proceeds from the employee stock purchase plan of $2.0 million. In connection with Amendment No. 1, $312.0 million of the principal balance was rolled over as part of non-cash financing activities while the remaining $52.1 million principal debt balance was repaid and reissued.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of September 30, 2025 consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers, cloud hosting services that expire at various times through 2033, and the indemnification holdback associated with the Streamr.ai Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at September 30, 2025 (in thousands):

	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Lease liabilities associated with leases included in right-of-use lease assets as of September 30, 2025	$6,048	$21,885	$16,384	$12,152	$12,158	$9,521	$78,148
Obligations for leases not included in Lease Liabilities as of September 30, 2025	23	1,485	1,676	1,676	1,676	559	7,095
Convertible Senior Notes	—	205,067	—	—	—	—	205,067
Interest, Convertible Senior Notes	—	256	—	—	—	—	256
2024 Term Loan B Facility (1)	908	3,632	3,632	3,632	3,632	345,925	361,361
Interest, 2024 Term Loan B Facility (2)	6,687	26,080	25,816	25,623	25,288	27,545	137,039
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	155	645	645	645	242	38	2,370
Indemnification claims holdback	—	1,000	1,000	—	—	—	2,000
Other non-cancelable obligations	35,718	112,050	65,505	13,142	—	—	226,415
Total	$49,539	$372,100	$114,658	$56,870	$42,996	$383,588	$1,019,751
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement.
(2) Interest payments are based on an assumed rate of 7.16%, which was the rate as of September 30, 2025 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of September 30, 2025, fees based on outstanding but undrawn letters of credit as of September 30, 2025, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of September 30, 2025 include commitments under agreements for office space and data centers that have not commenced as of September 30, 2025.
Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of September 30, 2025. The amounts above include commitments under a cloud-managed services agreement, under which we have a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2025.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of September 30, 2025, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at September 30, 2025 and December 31, 2024, including intercompany balances, would result in a foreign currency loss of approximately $8.2 million and $10.8 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, we have recently been subject to lawsuits alleging violation of various privacy statutes. Additionally, on September 16, 2025, we filed the Google Action. For additional information, refer to the "Regulatory Developments and Google Litigation" section in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2025. However, based on our knowledge as of September 30, 2025, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
The following risk factor supplements the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2025. Except as set forth below, there are no additional material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions and the instability of financial institutions, the risk of a recession, and other macroeconomic factors may amplify many of the risks described in our risk factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Our litigation with Google LLC presents potential risks that could adversely affect our business, results of operations and financial condition.
On September 16, 2025, we filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against Google LLC ("Google") seeking financial damages and other remedies (the "Google Action") in light of the U.S. District Court’s ruling that Google had engaged in unlawful anticompetitive practices with respect to certain ad tech markets. Google is a significant participant in the digital advertising ecosystem and both a major partner and competitor to Magnite and a significant portion of our revenue is generated through our relationship with Google. The Google Action is in its early stages, and the outcome and timing of the Google Action is uncertain and difficult to predict. The Google Action presents several risks to our business, including the potential for retaliatory actions by Google. Any such actions could disrupt our ability to serve our customers and partners, reduce our revenue, and harm our relationships with publishers and advertisers. The Google Action may be costly, protracted, and divert management's attention and resources from our business operations. Any damages awarded may not be commensurate with our expectations, and we may not receive any monetary damages at all. The existence of the Google Action and any potential retaliatory measures could also negatively affect our reputation and our ability to compete, potentially causing our business, financial condition, and results of operations to be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None (except as previously disclosed).
(b) Use of Proceeds
    Not Applicable.
(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
Common stock repurchases during the quarter ended September 30, 2025 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
July 1 - July 31, 2025
Equity withholding(1)	1	$23.11	—	$—
August 1 - August 31, 2025
Equity withholding(1)	—	$—	—	$—
September 1 - September 30, 2025
Equity withholding(1)	—	$—	—	$—
	1		—
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
Item 5. Other Information
Trading Plans
In the third quarter of 2025, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
David Day	Chief Financial Officer	Adopted August 13, 2025	November 20, 2025 - March 11, 2026	Sell up to 62,760, subject to certain conditions	Yes
Adam Soroca	Chief Product Officer	Adopted August 18, 2025	December 1, 2025 - May 29, 2026	Sell up to 321,228*, subject to certain conditions	Yes
Paul Caine	Director	Adopted August 20, 2025	November 19, 2025 - October 30, 2026	Sell up to 50,000, subject to certain conditions	Yes
Katie Evans	President, Operations	Adopted August 28, 2025	November 28, 2025 - August 28, 2026	Sell up to 77,382, subject to certain conditions	Yes
Sean Buckley	President, Revenue	Adopted September 10, 2025	December 10, 2025 - December 8, 2026	Sell up to 336,944*, subject to certain conditions	Yes
David Buonasera	Chief Technology Officer	Adopted September 11, 2025	December 11, 2025 - September 11, 2026	Sell up to 48,221, subject to certain conditions	Yes
Michael Barrett	Chief Executive Officer and Director	Terminated July 15, 2025 (1)	June 15, 2025 - May 31, 2026	Sell up to 460,000, subject to certain conditions	Yes

*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding).
(1) Mr. Barrett’s plan was terminated following the sale of all vested RSUs eligible for sale in his account.

Item 6. Exhibits

Number	Description

10.1*	First Amendment to the Sublease between Zillow Group, Inc. and Magnite, Inc., effective August 31, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date November 5, 2025