Form 10-K
period 2025-12-31
MAGNITE, INC.
filed 2026-02-25
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________
  (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2025) was approximately $2,045,628,555.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2026
Common Stock, $0.00001 par value	144,364,365

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

MAGNITE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS
This Annual Report on Form 10-K and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the Company's guidance or expectations with respect to future financial performance; acquisitions by the Company, or the anticipated benefits thereof; macroeconomic conditions or concerns related thereto; the growth of ad-supported programmatic connected television ("CTV"); our ability to use and collect data to provide our offerings; the scope and duration of client relationships; the fees we may charge in the future; key strategic objectives; anticipated benefits of new offerings; business mix; sales growth; benefits from supply path optimization; our ability to adapt to advancements in artificial intelligence ("AI"); the development of identity solutions; client utilization of our offerings; the impact of requests for discounts, rebates, or other fee concessions; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; the effects of regulatory developments or antitrust rulings on competitive dynamics in our industry; our litigation against Google LLC, or the anticipated benefits thereof; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•CTV spend on our platform may grow more slowly than we expect, growth may occur disproportionately through platforms or applications that we cannot access, or we may not be able to maintain or increase access to advertising inventory;
•CTV sellers may not adopt or may be slow to adopt programmatic solutions that transact in biddable auction environments;
•we may not be able to maintain or increase access to the CTV advertising inventory monetized through our platform on terms acceptable to us;
•advancements in AI have and are likely to continue to lead to a decrease in search referral traffic for open web display publishers, which in turn may result in decrease in the amount of web display inventory monetized through our platforms;
•AI may significantly affect the competitive dynamics of our industry, we may fail to effectively build AI features into our platform, and we may be ineffective in using AI to realize internal efficiencies;
•the regulatory landscape governing AI is still developing, and our use of third party AI tools may result in increased legal and regulatory scrutiny, litigation, and reputational harm;
•we may be unsuccessful in our supply path optimization efforts with buyers;
•our ability to introduce new offerings and bring them to market in a timely manner, and potential responses or reactions of clients, vendors, and competitors to the announcement of new products and offerings;
•our ability to increase the scale and efficiency of our technology infrastructure to support our growth, including in response to header bidding and other advancements in technology;
•our access to mobile inventory may be limited by third-party technology or lack of direct relationships with mobile sellers;
•the impact of requests for discounts, fee concessions, rebates, refunds or favorable payment terms;
•we may experience lower take rates, which may not be offset by increases in ad spend;
•we may be unable to achieve sustained profitability in the future;
•our business may be subject to sales and use tax, value-added/goods and services, advertising, digital services, withholding and other taxes;
•operating results may fluctuate, be difficult to predict, and fall below analysts' and investors' expectations as a result of seasonal trends, consolidation in our industry, our ability to differentiate our offerings and compete effectively to combat disintermediation, and other factors;
•our ability to realize the anticipated benefits of any acquisitions;

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
•our reliance on third-party open source software components;
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
•our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning data protection and privacy and evolving corporate governance and public disclosure regulations and expectations;
•ramifications of our litigation with Google LLC;
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
•costs associated with enforcing our intellectual property rights;
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
Our SpringServe CTV platform offers CTV sellers a holistic solution to manage and monetize their entire portfolio of CTV ad inventory, across both programmatic and direct-sold video inventory. We provide sellers with a full suite of tools to protect the consumer viewing experience and brand safety expectations, while increasing revenue opportunities, including tools for mediation and yield optimization, forecasting tools, customized ad experiences and ad formats, and advanced podding logic. These tools are particularly important to CTV sellers who need to provide a TV-like viewing and advertising experience for consumers. For instance, our ad-pod feature provides publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Other tools we offer include audio normalization tools to control for the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties.
Buyers leverage our platform to reach their target audiences across thousands of sellers in a premium brand-safe environment. We offer a suite of tools designed to help buyers discover and curate inventory, simplify workflow and execute on their campaign objectives in a cost effective manner. For instance, our ClearLine product provides buyers with direct access to premium CTV inventory and integrated curation capabilities, enabling buyers to build custom deal packages that can be enriched with high-fidelity first-party or third-party data. We believe that our scale, platform features, and omni-channel offering makes us an essential partner for buyers.
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
Automation of Buying and Selling
Due to the size and complexity of the digital advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic transactions include biddable auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. These reserve auctions may also be “guaranteed,” where a buyer has negotiated a pre-established price and volume with a seller, otherwise referred to as "programmatic guaranteed."
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. Initially, many streaming services were subscription based, but as the market has matured, the largest streaming publishers have adopted ad-supported models or hybrid models that rely on a combination of subscription fees and advertising. With the proliferation of CTV advertising inventory, we believe that brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Moreover, we believe that as the amount of CTV inventory continues to scale, it will become increasingly more accessible to small and medium sized businesses, many of whom have no experience advertising on linear TV. This transition is likely to be accelerated by advancements in AI, which have simplified the process and reduced the cost of producing TV-ready ad creatives. As the advertiser base for CTV expands and diversifies, we believe CTV sellers will make a greater percentage of inventory available through biddable auction environments with multiple buyers rather than programmatic guaranteed. We believe that this shift, if it were to occur, would likely be beneficial to our CTV growth as biddable transactions tend to require a higher level of service and therefore carry a higher take-rate compared to reserve auctions.
We have made and plan to continue to make significant investments in technology, sales and support related to our CTV growth initiatives, and believe CTV will be a significant driver of our revenue growth for the foreseeable future. In April 2025, we announced the introduction of our next generation SpringServe CTV platform. The new SpringServe platform combines the features and functionalities of our streaming SSP and ad server to provide a more efficient connection for buyers to premium CTV supply, while offering powerful mediation tools and streamlined workflow for sellers through a single user interface.
Identity Solutions
One of the advantages of programmatic advertising is that it enables more precise audience targeting, which is generally more effective and valuable for buyers than other types of advertising, resulting in better performance for buyers and more revenue for sellers. Historically, in desktop and mobile, one of the primary methods for delivering targeted advertisements was through the use of third-party cookies. However, in recent years the use of third-party cookies and other tracking technologies that collect user information have come under greater scrutiny due to privacy concerns, and a number of participants in the advertising technology ecosystem have taken steps to eliminate or restrict the use of these technologies.
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
We believe that our scale and expertise in CTV position us well to take a leadership position in advancing this shift to a first-party identity model and creating additional value opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions, such as our Magnite Curator Marketplace, a self-service solution integrated within ClearLine. The Magnite Curator Marketplace allows the creation of custom deal packages for buyers that include curated pools of premium inventory that can be enriched with the curator's first-party or third-party data.
Supply Path Optimization
Supply Path Optimization ("SPO") refers to efforts by buyers to consolidate the number of vendors with which they work to find the most effective and cost-efficient paths to procure media.
Our SPO efforts with buyers are important because they allow us to build deeper relationships with buyers and potentially attract unique advertising demand, which, in turn, increase revenue opportunities for our seller clients. We typically enter into SPO agreements directly with agencies or agency holding companies, as well as brands and DSPs, which may provide for custom integrations, data flows or volume-based discounts. Under these SPO agreements, we may be designated as a preferred partner or otherwise enter into terms intended to increase the overall spend on our platform.
We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, buyer tools, such as our ClearLine product offering and buyer marketplaces, traffic filtering technology that reduces the cost of working with us, and brand safety measures.
Header Bidding and Data Processing
Header bidding is a programmatic technique by which sellers offer inventory to multiple ad exchanges and supply side platforms, such as our platform, simultaneously. Header bidding has been adopted in the desktop and mobile channels, largely as a counterweight to Google's dominance in the display ad server market. The adoption of header bidding in desktop and mobile display has created a number of challenges and technical complexities for both sellers and buyers, which require sophisticated tools to manage.
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
In CTV, solutions similar to header bidding that are geared towards increasing demand competition have largely been built directly within the ad server. For instance, our SpringServe CTV platform enables sellers to offer their inventory to multiple programmatic demand sources to compete in a unified auction.

Magnite: Competitive Strengths of Our Platform. Key competitive strengths of our platform include:
Leadership in CTV
Our Magnite SpringServe platform, which combines programmatic, ad serving, and mediation functionality, has been built to meet the unique requirements of CTV sellers and we have invested significant time and resources in cultivating relationships with these sellers through our specialized team of CTV experts.
Many CTV sellers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic advertising. The tools we provide include ad podding for commercial breaks, dynamic ad insertion to serve live streaming events, audio normalization tools to control the volume of an ad relative to content, frequency capping to avoid exposing viewers to repetitive ad placements, and creative review so that a publisher can review and approve the ad units being served to its properties. In addition, SpringServe Home Screen Ads is an innovative feature that allows publishers to showcase custom creative and highlight content recommendations within streaming programming guides in any size and a wide variety of formats.
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
Big Data Analytics and Machine-Learning Algorithms; Bid Filtering
A core aspect of our value proposition is our big data and machine-learning platform, a subcategory of artificial intelligence, which is able to discover unique insights from our massive data repositories. Our systems collect and analyze a myriad of information such as historical clearing prices, bid responses, ad formats, user location, how many ads the user has seen, browser or device information, and sellers’ first party data about users. Our access to data puts us in a unique position to develop differentiated insights to help both buyers and sellers. Our solution utilizes artificial intelligence in order to constantly self-improve as we process more volume and accumulate more data, which in turn helps make our machine-learning algorithms more intelligent and contributes to higher-quality matching between buyers and sellers. This data also fuels our bid filtering technology, allowing us to more aggressively block traffic that is not likely to monetize. We believe that our traffic optimization coupled with bid filtering improves return on investment for buyers and increases revenue for sellers, which in turn attracts more buyers and sellers to our platform creating a dual network effect that makes our platform stickier. These capabilities also help us manage the costs associated with the high volumes of ad requests we receive.
Identity Solutions
We offer identity solutions that help buyers and sellers create better matches and increase advertising return on investment ("ROI") and the value of the underlying impression. Our tools enable sellers to create audience segments based on first-party data, which makes their advertising inventory more valuable to buyers looking to achieve specific campaign goals. In addition, our technology is integrated with a number of third-party data, attribution and identity vendors, allowing buyers and sellers to leverage these solutions directly through our platform without the need for multiple vendor contracts. As described above, in 2025, we launched the Magnite Curator Marketplace, which allows for the creation of custom deal packages that can be enriched with first-party or third-party data.
Header Bidding and Demand Manager Solutions
We are integrated with all of the major header-bidding standards for display inventory, including Prebid.org, which we co-founded, as well as the solutions offered by Google and Amazon. We believe the various header bidding alternatives we offer, our buyer reach and scale, our buying efficiency, and our machine-learning capabilities put us in a strong position to compete for seller impressions monetized through header-bidding solutions, and we expect these header bidding solutions to deliver a meaningful volume of impressions. We also provide a software solution called Demand Manager that helps desktop and mobile sellers manage all of their header-bidding advertising inventory. We believe that adoption and proliferation of these tools will further strengthen our relationship with sellers and contribute to our future revenue growth.
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
Self-Service Model
We offer a self-service model that allows sellers to access our platform without extensive involvement by our personnel. This model allows us to scale efficiently and grow our business at a faster pace than the growth of our sales and support organization. As a result, we are able to achieve a high degree of operating leverage, which positions our business for growing profitability.
Buyer Tools
We provide a suite of buyer tools designed to help buyers discover and curate inventory, append data and improve ROI in order to meet their campaign strategies. For instance, our buyer marketplace tools enable agency holding companies and other large buyers to create their own private label marketplaces for their advertiser clients, while establishing direct connections with sellers. Our custom auction packages and audience tools give buyers a versatile and cost-effective way to target inventory, using categories such as audience, context, and viewability, while our deal discovery platform allows buyers to connect directly with sellers to arrange direct reserve auctions. Finally, our ClearLine product is a self-service solution that provides buyers with direct access to premium CTV and integrated curation capabilities, enabling buyers to build custom deal packages that can be enriched with high-fidelity first-party or third-party data. This solution helps buyers maximize the spend going towards working media, makes it easier for sellers and agencies to securely share data, improves workflow for campaigns traditionally transacted manually, and helps publishers generate more revenue and develop new sources of unique demand.
In September 2025, the Company completed the acquisition of Streamrai, Inc. ("Streamr.ai"), a platform that specializes in artificial intelligence tools that make CTV advertising accessible to small and medium-sized businesses. The Streamr.ai technology leverages generative AI to automate the creation of broadcast-quality video ads and streamline campaign setup, allowing advertisers to launch CTV campaigns in significantly less time than traditional methods. These self-service tools help enable a wider range of local and regional businesses to advertise on CTV.
SPO and Demand Generation
We expend a significant amount of resources cultivating relationships directly with brands and advertising agencies in order to increase revenue opportunities for sellers on our platform. One of the ways we attract demand to our platform is through entering into SPO agreements directly with buyers, such as major agency holding companies, which provide for custom integrations, data flows or volume-based discounts. Under these SPO agreements, we may be designated as a preferred partner or otherwise enter into terms intended to increase the overall spend on our platform. In addition, we also offer brands and agencies the ability to access our platform directly, including on a managed service basis through the use of insertion orders and programmatically through our ClearLine product offering. As such, we believe our SPO and other buyer-facing initiatives allow us to provide sellers with access to a pool of differentiated demand.
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
Identity Solutions
As the largest independent supply side platform, we believe we are well positioned to take a leadership role in advancing the shift away from third-party cookies and similar third-party identifiers to a model that is powered by sellers that have access to valuable first-party data, creating additional opportunities for our clients. Accordingly, we have invested and intend to further invest in the development and enhancement of industry leading identity and audience solutions.
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
Continue to Innovate and Enhance our Platform
We are working on a number of platform innovations and enhancements designed to improve the value of our services to our clients, including new features and ad formats on our streaming ad server, tools that facilitate the creation of audience segments, as well as developing a product suite specifically to address the challenges of live streaming.

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
We generate revenue from the use of our platform for the purchase and sale of digital advertising inventory. Generally, our revenue is based on a percentage of the ad spend that runs through our platform, although for certain clients, services, or transaction types, including ad serving, we may receive a fixed CPM for each impression sold, and for advertising campaigns that are transacted through insertion orders, we earn revenue based on the full amount of ad spend that runs through our platform. In addition, we may receive certain fixed monthly fees for the use of our platform or products.

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

Our Technology
To support a majority of our non-CTV transactions, we have developed a globally distributed infrastructure hosted at on-prem data centers in the U.S., Europe, and Asia that run our proprietary software. Currently, our CTV transactions run primarily on the cloud; however, in order to realize additional cost savings and operational efficiencies, we are continuing to invest in additional on-prem data centers to support a higher percentage of our CTV transactions. We believe these two approaches optimize the type of traffic we handle - hosted data centers for high-frequency, low-latency transactions and cloud-supported for lower frequency transactions subject to more volatile viewing patterns, for example CTV prime-time viewing spikes or live-events.
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

Competition
Our industry is highly competitive. We compete for digital advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. Many of our competitors, including Google, Facebook, Comcast, and Amazon, are significantly larger than us, with more established name recognition and access to greater financial resources. In addition, they benefit from direct relationships with users, own their own content, and have access to tremendous amounts of proprietary data.
Despite the dominance of large companies in digital advertising, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete, including supply side platforms, video ad servers, and advertising exchanges. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may be subject to additional competition. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. There are many ways for buyers and sellers of digital advertising inventory to connect and transact, including directly and through many other exchanges, and buyers, including DSPs that transact on our platform, are increasingly establishing relationships directly with sellers of advertising inventory, which puts significant pressure on us. Our offering must remain competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. In addition, we believe we enjoy a number of competitive strengths, as further detailed above.

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
As of December 31, 2025, we had 971 full-time employees.

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

Geographic Scope of Our Operations
The growth of programmatic advertising has expanded into geographic markets outside of the United States, and in some markets, the adoption rate of programmatic digital advertising is greater than in the United States. We face staffing challenges, including difficulty in recruiting, retaining, and managing a diverse and distributed workforce across time zones, cultures, and languages. We must also adapt our practices to satisfy local requirements and standards (including differing privacy requirements that are sometimes more stringent than in the U.S.), and manage the effects of global and regional pandemics, recessions and economic and political instability. Transactions denominated in various non-U.S. currencies expose us to potentially unfavorable changes in exchange rates and added transaction costs. Foreign operations expose us to potentially adverse tax consequences in the United States and abroad and costs and restrictions affecting the repatriation of funds to the United States. For detailed information regarding our revenue, property and equipment, net, and right-of-use assets by geographical region, see Note 4, Note 6, and Note 11 of the "Notes to Consolidated Financial Statements."

Regulation
Our business is highly susceptible to existing and emerging privacy regulations and oversight concerning the collection, use and sharing of data. Data protection authorities in the United States and around the world continue to focus on the advertising technology ecosystem. Because we, and our clients, rely upon large volumes of such data, it is essential that we monitor developments in this area domestically and globally, and engage in responsible data processing practices.
We do not collect information that can be used to directly identify a real person, such as name, address, or phone number, and we take steps to avoid collecting and storing such information. Instead, we rely on anonymous or pseudonymous forms of data, such as IP addresses, general geo-location information, and unique identifiers about Internet users, and do not attempt to associate this data with other data that can be used to identify real people. However, this type of information is considered "personal" across various jurisdictions and is governed by an increasing number of consumer privacy laws and regulations.
Data collection, use, and disclosure by companies that do not have direct relationships with the consumers whose personal data they process are now subject to state data broker laws, including in California, Oregon, and Texas. Notably, California's Delete Act, dramatically increases obligations and potential penalties relative to the state’s preexisting data broker statute, including by requiring us to integrate with the state’s to-be-released Deletion Request and Opt-out Platform ("DROP") and delete personal data submitted through DROP mechanisms.
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
In addition to the GDPR and UK GDPR, other regions have begun to promulgate data protection laws and reforms, including India and Australia, and state lawmakers in the United States continue to actively focus on consumer privacy regulations, with a total of 20 comprehensive state privacy laws in effect as of the end of 2025. These laws have caused, and will likely continue to cause, us to incur additional compliance costs and impose additional restrictions on us and on our industry partners. Additionally, our compliance with our privacy policies and our general consumer privacy practices are also subject to review by the Federal Trade Commission and certain State Attorneys General. Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.
In the EU, in addition to privacy laws, our business is also subject to further digital regulation such as the Digital Services Act ("DSA"). The DSA establishes further transparency requirements concerning the use of data for profile-based advertising that may result in new compliance obligations and sets out significant fines in case of a violation.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk, including the risks described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider the risks set forth below and the other information contained in this report, including our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. However, this report cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past. References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether or not such events have occurred in the past or their likelihood of occurring in the future, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

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
We face intense competition in the marketplace. We compete for advertising spending against competitors that, in some cases, are also buyers and/or sellers on our platform. We also compete for supply of advertising inventory against a variety of competitors. Some of our existing and potential competitors are better established, benefit from greater name recognition, may have offerings and technology that we do not have or have significantly more financial, technical, sales, and marketing resources than we do. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. Some existing and potential buyers that we work with have their own direct relationships with sellers or are seeking to establish such relationships, and many sellers are investing in capabilities that enable them to connect more effectively directly with buyers without the use of intermediaries such as us. Our business suffers to the extent that buyers and sellers purchase and sell advertising inventory directly from one another or through intermediaries other than us, reducing the amount of advertising spend on our platform. New or stronger competitors may emerge through acquisitions and industry consolidation or through development of disruptive technologies, including artificial intelligence (“AI”), which may disrupt the digital advertising ecosystem by enabling new ad-buying, optimization or monetization models or enhancing the capabilities of competitors. If our offerings are not perceived as competitively differentiated, we could lose clients, market share or be compelled to reduce our prices, making it more difficult to grow our business profitably.
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
As technology continues to improve and market factors continue to attract investment, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position. Competition may be further impacted by advancements in AI, and our ability to compete in the future may be dependent, in part, on our ability to further develop AI into our solutions. In addition, our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions.
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
Sellers and buyers may seek to change the terms on which they do business with us, or allocate their advertising inventory or demand to our competitors who provide advertising demand and supply to them on more favorable terms or whose offerings are considered more beneficial. Supply of advertising inventory is also limited for some sellers, and sellers may request higher prices, fixed price arrangements or guarantees that we cannot provide as effectively as our competitors, or that would reduce the profitability of that business. In addition, sellers sometimes place significant restrictions on the sale of their advertising inventory, such as strict security requirements, limitations on data sharing, prohibitions on advertisements from specific advertisers or specific industries, and restrictions on the use of specified creative content or format. Buyers, in turn, are free to direct their spend to us or one or more of our competitors, and increasingly are seeking price concessions, rebates, or other consideration to direct more spend towards us.
We serve many buyers and sellers, but certain large buyers and sellers have accounted for and will continue to account for a disproportionate share of business transacted through our solution. In 2025, there were two buyers of advertising inventory that indirectly contributed to approximately 44% of revenue through their buying activity from sellers on our platform. If a buyer or group of buyers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our solutions, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. In addition, loss of substantial inventory or demand could degrade our marketplace. Loss of major DSP sources of demand could adversely affect bid density or pricing in our auctions, and reduction in fees if we are not able to redirect inventory to other demand sources. Loss of important unique inventory could reduce fees from demand that cannot be shifted to other sellers and make it harder to differentiate ourselves from our competitors. The number of large media buyers and sellers in the market is finite, and it could be difficult for us to replace the losses from any buyers or sellers whose relationships with us diminish or terminate.
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
In light of these challenges, programmatic CTV has largely been transacted through reserve auctions. Reserve auctions allow publishers to establish direct deals with a buyer, and may be "guaranteed," where a buyer has negotiated a pre-established price and volume with a seller. These transaction types allow the seller to maintain tighter control over their advertising allocation and are often used by sellers that maintain a direct sales force but still want to experience the benefits of automation. In general, advertising impressions monetized through reserve auctions carry a lower fee than impressions monetized through auctions with multiple bidders. Accordingly, an increase in the percentage of CTV inventory monetized through reserve auctions, at the expense of biddable auctions, could drive a decrease in our overall take rate (our fee as a percentage of advertising spend) which may negatively impact our growth.

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
Our success requires us to maintain and expand our access to premium and unique advertising inventory. We do not own or control the ad inventory upon which our business depends and do not own or create content. Sellers are generally not required to offer a specified level of inventory on our platform, and we cannot be assured that any publisher will continue to make their ad inventory available on our platform. Sellers may seek to change the terms on which they offer inventory on our platform, including with respect to pricing, may elect to make advertising inventory available to our competitors who offer more favorable economic terms, may create their own ad-tech solutions, or may connect with buyers directly. Sellers may also require us to take increased risks in some of our commercial agreements in the form of offering revenue guarantees or minimum spend commitments, and we may be subject to losses if we cannot meet these guarantees or commitments. Furthermore, sellers may enter into exclusive relationships with our competitors or with DSPs directly, which may limit us from offering their inventory.
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
The digital advertising market, and our business, may be negatively impacted by advancements in AI.
Advancements in AI present both opportunities and risks to our business, particularly within the context of the open internet and display advertising. AI is changing the way in which users access information and content on the open internet, in particular with respect to search referral traffic, which has and is expected to continue to decline. This shift could create challenges for open web publishers that have relied on advertising to support their business models. Furthermore, the rapid evolution of AI technologies could lead to diminishing demand for display advertising or reallocating budgets to new formats and approaches, including walled-gardens that we cannot access. If we are unable to capture this demand through other channels, adapt to evolving market expectations, or compete effectively with AI-driven ecosystems, our growth and market position could be adversely impacted.
AI may significantly affect the competitive dynamics of our industry, and failure to effectively build AI features into our platform could adversely affect our results of operations.
The market for programmatic advertising is characterized by rapid technological change and intense competition. We face significant pressure from existing competitors and new market entrants who are increasingly leveraging AI to enhance their platforms. If our competitors or other third parties, including those with greater financial and technical resources, incorporate AI into their offerings more quickly or effectively than we do, our platform may become less attractive to buyers and sellers of digital advertising. Any failure on our part to successfully develop and deploy AI solutions into our platform could result in a loss of market share.
Moreover, emerging AI–driven programmatic advertising protocols and transaction frameworks may not be interoperable with, or may reduce reliance on, existing industry standards and infrastructure, which could disrupt established buying and selling workflows. If we are unable to adapt our technology or influence the adoption of such protocols, it could adversely affect demand for our platform and our market share. If we fail to anticipate and adequately respond to these AI-driven structural shifts, our competitive position and ability to maintain a leading independent marketplace may be compromised.
We may be ineffective in using AI to realize internal efficiencies, which could result in higher operating costs and decreased margins.
We currently incorporate AI solutions into our product offerings and internal workflows, and we expect the use of AI to become increasingly central to our operations over time. However, our ability to realize the anticipated benefits of these technologies is subject to significant risks and uncertainties. We may fail to effectively leverage internal AI solutions to automate manual processes, optimize our infrastructure or enhance the productivity of our team.
If we are unable to realize the cost savings or operational improvements we anticipate from AI, our margins may be negatively impacted. Furthermore, the implementation of AI-driven internal tools requires significant investment in talent and infrastructure; if these investments do not yield a corresponding increase in productivity or a reduction in legacy costs, our financial condition and results of operations could be adversely affected. Additionally, any over-reliance on AI for critical business functions without adequate human oversight could lead to operational errors, data inaccuracies, or inefficiencies that could harm our reputation and competitive position.
The regulatory landscape governing AI is still developing, and our use of third party AI tools may result in increased legal and regulatory scrutiny, litigation, and reputational harm.
The regulatory landscape governing AI is highly uncertain and rapidly evolving. We face potential risks from new or enhanced governmental oversight and evolving legal standards regarding the use of AI.
The integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business and reputation may be adversely affected.
Additionally, AI applications generally state they do not use personal data or other classes of protected data, but we may not know the source of data used by an AI application and may inadvertently incorporate personal information, or data derived from personal data, in the course of using an AI application. Any such inclusion could lead to violations of global privacy laws, such as the GDPR or CCPA, and result in significant fines or legal action.
The use of AI also presents unique cybersecurity and intellectual property risks. Our use of AI tools could lead to cybersecurity incidents or the unauthorized public disclosure of our intellectual property. Moreover, malicious actors may increasingly use AI to develop more sophisticated and automated cyberattacks against our infrastructure.
If we are unable to minimize unintended harmful impacts of AI or fail to adapt to new AI-specific regulations, our competitive position and financial condition may be materially and adversely affected.
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
In addition, in order to achieve increased advertising spend or prevent loss of business to a competitor, we may negotiate discounts, rebates, or similar incentives with advertisers or agencies, which we may be unable to recoup. We believe that because our business has many fixed costs, increases in advertising spend volume generally create opportunities to disproportionately improve our bottom line results, even with increased discounts, rebates or other buyer incentives. However, our results could be negatively impacted by discounts, rebates and other buyer incentives, notwithstanding an increase in ad spend.
Our technology development efforts may be inefficient or ineffective, which may impair our ability to attract buyers and sellers.
We face intense competition in the marketplace and are confronted by rapidly changing technology (including advancements in AI), evolving industry standards and consumer needs, regulatory changes, and the frequent introduction of new solutions by our competitors to which we must adapt and respond. Our future success will depend in part upon our ability to enhance our existing solution and to develop and introduce competing new solutions in a timely manner with features and pricing that meet changing client and market requirements. Our solutions are complex and require a significant investment of time and resources to develop, test, introduce, and enhance. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability; however, we may encounter unanticipated difficulties that require us to re-direct, scale back, or modify our efforts. If development of our solution becomes significantly more expensive due to changes in regulatory requirements or industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more resources to devote to development. These factors place significant demands upon our engineering organization, require complex planning, and can result in acceleration of some initiatives and delay of others. We use outsourced software development for certain development efforts, which may put the company at greater risk with respect to our technology development because we may have less control over the performance of outside programmers and we may be at greater risk of losing their services. To the extent we do not manage our development efforts efficiently and effectively, we may fail to produce solutions that respond appropriately to the needs of buyers and sellers, and competitors may more successfully develop responsive offerings. If our solution is not competitive, buyers and sellers can be expected to shift their business to competing solutions. Buyers and sellers may also resist adopting our new solutions for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration. Clients, vendors, and competitors may also react negatively to the announcement of new products and offerings, which may have a harmful effect on our relationships and our business.

We must increase the scale and efficiency of our technology infrastructure to support our growth and transaction volumes.
Our technology must scale to process the increased ad requests on our platform. For each ad request that we process we incur infrastructure costs regardless of whether that ad request is ultimately monetized through our platform. The number of ad requests that we process has grown significantly in order to support additional ad spend on our platform, in particular with respect to CTV sellers who operate at large scale and experience spikes in viewership.
We must continue to increase the capacity of our platform to support the growth of our business and an increasing variety of advertising formats and platforms. Additionally, we must maintain a stable service infrastructure and reliable service delivery. To the extent we are unable, for cost or other reasons, to effectively increase the capacity of our platform, continue to process transactions at fast enough speeds, and support emerging advertising formats or services preferred by buyers, our revenue will suffer. Furthermore, failure to optimize and manage infrastructure costs efficiently could result in margin compression and increased financial strain.
We expect to continue to invest in our platform to meet increasing volume, including investments in on-prem data centers to support a higher percentage of our transactions. Such investment may negatively affect our profitability and results of operations. Additionally, any unexpected surges in traffic, inefficiencies in scaling, or disruptions to our infrastructure could degrade platform performance, harm our reputation, and cause us to lose business to competitors with more resilient or cost-effective solutions.
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

We expect mobile applications to be the largest driver of our mobile business. Many mobile apps utilize software development kits, or SDKs, and other proprietary technology of third parties, such as aggregators, and it is those third parties, not the application providers themselves, that contract with us to provide exchange services to help monetize the inventory. Due to this consolidation, if our relationships with these third parties decline or are terminated, it may result in a larger than usual loss of access to mobile inventory. Moreover, while we have introduced our own mobile in-app SDK, we cannot be sure that our development efforts will be successful or that our solution will assist us in accessing mobile inventory. Any rapid and/or significant decline in the availability of mobile inventory can adversely affect our mobile advertising spend and growth prospects.
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
These fee concessions may be more prevalent among CTV publishers where inventory is scarce and concentrated among large sellers with significant negotiating leverage. Moreover, the majority of CTV transactions are currently executed through reserve auctions. Reserve auctions generally involve lower fees than we can charge for auction transactions and we may experience additional fee pressure as more competitors, including new entrants as well as sellers themselves, build their own technology and infrastructure to enable reserve auctions.
Our revenue and profitability could be adversely affected if we are forced to make significant fee concessions, rebates, or refunds, or if buyers reduce spending with us or sellers reduce inventory available through our exchange due to fee disputes or pricing issues.
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
As a result of these factors, even if we are able to accurately forecast the anticipated total advertising spend transacted by buyers across our platform, we may have limited visibility regarding the revenue or Contribution ex-TAC (as defined in section "Key Operating and Financial Performance Metrics") we will generate. Any decrease in our take rate could cause our revenue and Contribution ex-TAC to decrease, notwithstanding an increase in the total spend transacted through our seller platform.
We have a history of losses and we face many risks that may prevent us from achieving or sustaining profitability in the future.
We reported net income of $144.6 million and $22.8 million during the years ended December 31, 2025 and December 31, 2024, respectively, and net loss of $159.2 million during the year ended December 31, 2023. As of December 31, 2025, we had an accumulated deficit of $516.6 million. We have implemented strategic plans designed to improve our financial performance and continue to increase revenue, and have taken steps to reduce unnecessary expenses and redirect spending to areas we expect to produce higher growth; however, these plans and steps may ultimately prove to be unsuccessful.
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

Our business and the businesses of our advertiser clients may be subject to sales and use tax, value-added/goods and services, advertising, digital services, withholding and other taxes.
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
•changes in pricing of advertising inventory or pricing for our solution and our competitors' offerings, including potential further reductions in our pricing and overall take rate, uncertainty regarding rate of adoption, changes in the allocation of demand spend by buyers, changes in revenue mix, auction dynamics, pricing discussions or negotiations with clients and potential clients, and other factors;
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
•the effect of AI on our business;
•the addition or loss of buyers or sellers;
•the ability of buyers to integrate demand directly with sellers without the use of our platform;
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
Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required or elect to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurance that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. This is particularly true in the case of buyers that act as technological intermediaries, such as DSPs, since those DSPs control large amounts of spend across various advertisers and agencies. In addition to posing their own credit risk, such DSPs may not be required to pay us for specific inventory in the event the DSP is not able to collect payment from the underlying advertiser directing the campaign.
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
The more informed advertising is about its audience, the more valuable it is. Programmatic advertising enables audience targeting based on the interests and actions of the user. Targeted advertising is generally more effective and valuable for buyers than other types of advertising, resulting in more revenue for sellers. In order to target advertising, we and our clients must collect and use data in a variety of ways. Our ability to collect, use, and disclose data about user behavior and interaction with content is critical to the value of our services, and any limitation on our data practices could impair our ability to deliver effective solutions to our clients. Any restriction on the types of data we collect could make placement of advertising through our solution less valuable, with commensurate reductions in revenue.
Consumers can, with increasing ease, implement practices or technologies that limit our ability, or that of our sellers, buyers and business partners, to collect data. For example, users may delete or block the use of cookies and similar technologies used to collect data, including through their browser or connected device settings. Consumers may also download "ad blocking" software that prevents certain cookies and other tracking technologies from being stored on a user’s computer or mobile device or from making calls to advertising partners, which may prevent the delivery of targeted or other advertisements. In addition, device manufacturers, browsers and other tools are increasingly promoting features that allow users to disable the collection of data. For example, Apple requires user opt-in before permitting access to Apple’s unique identifier, or IDFA. These shifts have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could harm growth in this channel.

Laws governing the processing of personal data also continue to impact our ability to collect data. For example, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy Directive, directs EU member states to ensure that accessing personal data on an internet user’s computer, such as through cookies and similar technologies, generally requires opt in consent and is allowed only if the user has been informed about such access and given his or her opt-in consent. Further, numerous comprehensive state privacy laws across the U.S. require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based opt-out signals, such as the Global Privacy Control (“GPC”). Similar regulations have been proposed in the EU. Use of GPC and similar user privacy features provided on other channels of programmatic advertising, such as CTV, are growing. Technical or policy changes, including regulation or industry self-regulation, could also harm our growth in those channels. As further described in the risk factors below, current and potential future privacy laws and regulations in the U.S. and abroad already restrict, and could further restrict, the ability to collect and process certain types of user data.
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
Advertisers, publishers, and technology platforms are increasingly prioritizing privacy-focused solutions, and a number of industry participants have suggested alternative identity solutions. These tools, while intended to balance privacy and utility, may not fully replicate the capabilities of cookies and could disrupt established advertising workflows. Moreover, alternative identification solutions may require substantial development and commercial changes for us to support. There is also a risk that such tools will favor proprietary ad tech ecosystems potentially disadvantaging independent platforms like Magnite.
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
These state laws require all businesses that engage in certain advertising uses of consumer personal data to offer and honor an opt-out of such activities, including, in some states, through universal browser or device-based preference signals such as GPC. Some state laws may also restrict use of sensitive information, including precise location information, for advertising purposes. The implementation of these state laws and any corresponding regulations will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.
Separate from these comprehensive state consumer privacy laws, lawmakers continue to focus their efforts on data collection, processing, and disclosures by companies that do not have direct relationships with the consumers whose personal data they process. Several states, including California, Oregon, and Texas, have recently enacted or updated laws restricting the activities of "data brokers." Notably, California's Delete Act, dramatically increases obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California (including Magnite), must honor universal deletion requests consumers make of all data brokers via the state's Delete Request and Opt-out Platform mechanism. These obligations may reduce the data available to Magnite, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
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
Moreover, we have from time-to-time become subject to putative class actions or other litigation, including claims based on developing or unsettled interpretations of privacy, data use, or consumer protection laws, which regardless of their ultimate merit may require significant resources to address, divert management attention, and result in reputational harm or adverse outcomes.
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
We are subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide, including the new Transparency and Targeting of Political Advertising in the EU, imposing strict prohibitions on the use of personal data for political advertising. Online political advertising laws are rapidly evolving and in certain jurisdictions we have compliance requirements with respect to political ads delivered on our platform. In some jurisdictions we may determine not to serve political advertisements due to uncertainty around these requirements and potential burdens of compliance. In addition, our sellers may impose restrictions on receiving political advertising. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to sustainability matters that could expose us to numerous risks.
Regulators, customers, investors, employees and other stakeholders are increasingly focusing on sustainability matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Emerging regulations in various jurisdictions, including mandatory disclosure requirements and carbon reporting obligations, as well as related uncertainty from modifications to or reversals of such regulations or inconsistency between regulatory requirements in different jurisdictions, may further increase the complexity and cost of compliance.
We may also communicate certain initiatives and goals regarding sustainability matters in our SEC filings or in other public disclosures. While we aim to achieve these goals, we could face scrutiny from certain stakeholders for the scope, ambition, or execution of such initiatives, and stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation or policies. Revisions to or failure to maintain our goals, delays in achieving progress, or perceived shortcomings in our initiatives or goals could harm our reputation, erode stakeholder trust, and adversely impact our relationships with customers, investors, or employees.
Furthermore, if our sustainability-related data, processes, and reporting are incomplete, inaccurate, or fail to meet regulatory standards, we could be subject to penalties, regulatory scrutiny or enforcement actions, or legal actions. Misalignment between our sustainability practices and stakeholder expectations, or the inability to satisfy all stakeholders in light of their varied and sometimes conflicting views regarding environmental and social matters, could also impact our ability to attract and retain investors, secure partnerships, or compete effectively in the marketplace and could expose us to operational disruptions, increased costs, and reputational damage, adversely affecting our business, financial performance, and growth prospects.
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
Our revenue depends on the technological ability of our solution to deliver and measure advertising impressions, and the operation of our exchange and our ability to place impressions depend on the continuing and uninterrupted performance of our IT systems. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control or on servers owned and operated by cloud-based service providers. We rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads. In addition, our systems interact with systems of buyers and sellers and their contractors. Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. Moreover, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements, or dramatically increased costs of such resources, could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) loss of adequate power or cooling and telecommunications failures; (ii) fire, flood, earthquake, hurricane, and other natural disasters or severe weather events; (iii) software and hardware errors, failures, or crashes; (iv) financial insolvency; and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems. In particular, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to defraud our buyers and sellers and their clients and to steal confidential or proprietary data from us, our clients, or their users. The use of AI has the potential to further exacerbate these cyber security threats. Further, because our Los Angeles office and San Francisco offices and our California data center sites are in seismically active areas, earthquakes present a particularly serious risk of business disruption. These vulnerabilities may increase with the complexity and scope of our systems and their interactions with buyer and seller systems. Malfunction or failure of our systems, or other systems that interact with our systems, or inaccessibility or corruption of data, could disrupt our operations and negatively affect our business and results of operations to a level in excess of any applicable business interruption insurance, result in potential liability to buyers and sellers, and negatively affect our reputation and ability to sell our solution.
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
We have in the past, and may in the future, be subject to fraudulent and malicious activities undertaken by persons seeking to use our platform for improper purposes, including to divert or artificially inflate purchases by buyers through our platform, or to disrupt or divert the operation of the systems and devices of our clients and their customers to misappropriate information, generate fraudulent billings, stage hostile attacks, or for other illicit purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent impressions that are delivered through our platform, which could overstate the performance of advertising impressions. Such activities could also include the introduction of malware through our platform by persons seeking to commandeer, or gain access to information on, consumers' devices. We use proprietary and third party technology to identify non-human inventory and traffic, as well as malware, and we generally terminate relationships with parties that appear to be engaging in such activities, which may result in fewer paid impressions in the year the relationships are terminated than would have otherwise occurred. Despite our efforts, it can be difficult to detect fraudulent or malicious activity for various reasons and advancements in AI are likely to exacerbate these challenges. If we fail to detect or prevent fraudulent or other malicious activity, we could face legal claims from clients and/or consumers and the affected advertisers may experience or perceive a reduced return on their investment or heightened risk associated with use of our solution, resulting in dissatisfaction with our solution, refusals to pay, refund demands, loss of confidence of buyers or sellers, or withdrawal of future business. We also face claims from sellers that we terminate because of known or perceived fraudulent activity, and any such claim could be material.
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
On February 6, 2024, we refinanced and terminated our existing Credit Agreement and entered into a new credit agreement with Morgan Stanley Senior Funding, Inc., as term facility administrative agent, Citibank, N.A., as revolving facility administrative agent and collateral agent, and other lending parties (the “New Credit Agreement”) for a $365.0 million term loan that matures in February 2031 and a $175.0 million revolving facility that matures February 2029. On September 18, 2024, we amended our New Credit Agreement to reduce the interest rate margin applicable to our term loan by 0.75%. On March 18, 2025, we again amended our New Credit Agreement to further reduce the interest rate margin applicable to our term loan by an additional 0.75%.
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
At December 31, 2025, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $252.6 million, state NOLs of approximately $205.3 million, foreign NOLs of approximately $17.6 million, federal research and development tax credit carryforwards of approximately $8.1 million, and state research and development tax credit carryforwards of approximately $10.1 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs and credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs and credit carryforwards to offset future taxable income following the ownership change. As a result, future changes in our stock ownership, including because of issuance of shares of common stock in connection with acquisitions or other direct or indirect changes in our ownership that may be outside of our control, could result in limitations on our ability to fully utilize our NOLs and credit carryforwards. The Company had an ownership change on December 31, 2016 subjecting the federal and state NOLs to annual limitations that have expired. Additionally, the Company had an ownership change in January 2008 resulting in not material limitation of federal and state NOLs under Section 382 of the Code and comparable state income tax laws. Moreover, not material federal and state NOLs and federal research and development tax credits were generated during the pre-acquisition period by corporations that we acquired, and thus those NOLs already are subject to limitation under Section 382 and 383 of the Code and comparable state income tax laws. Also, prior to the merger, Telaria Inc. ("Telaria") acquired corporations with pre-acquisition NOLs that are subject to limitation under Section 382 of the Code and comparable state income tax laws.
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
As of December 31, 2025, we have released our U.S. federal valuation allowances, the majority of our state valuation allowances, and certain foreign valuation allowances on deferred tax assets based on sustained profitability and cumulative three-year pre-tax income. As a result, significant deferred tax assets are reflected on our balance sheet. The realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the relevant jurisdictions during the periods in which the temporary differences reverse and tax attributes remain available. If our actual results differ materially from our projections, if we experience a significant decline in profitability, or if tax laws or interpretations change, we may determine that it is no longer more likely than not that some portion or all of our deferred tax assets will be realized. In such event, we would be required to establish or increase a valuation allowance through income tax expense, which could materially increase our effective tax rate and adversely affect our financial condition and results of operations.
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
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under our credit facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it or are unable to renew our credit facility when it matures or enter into a new one or we are unable to refinance or otherwise satisfy our Convertible Senior Notes before they come due, on terms satisfactory to us or at all, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business and financial condition may be adversely affected.
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
On February 23, 2026, our Board of Directors approved a repurchase program (the "February 2026 Repurchase Plan"), under which we are authorized to repurchase common stock with an aggregate market value of up to $200.0 million, through February 29, 2028. The February 2026 Repurchase Plan allows us to repurchase our common stock using open market stock purchases, privately negotiated transactions, block trades or other means in accordance with U.S. securities laws. The number of securities repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions, other opportunities that we may have for the use or investment of our capital and other factors, and there is no guarantee that any repurchases will enhance shareholder value. The February 2026 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended, modified or discontinued at any time at our discretion. The February 2026 Repurchase Plan could affect the price of our common stock, increase volatility and diminish our cash reserves.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity is a critical aspect of our business. As the world's largest independent omni-channel sell-side advertising platform, we face a multitude of cybersecurity threats, and our customers rely on us to safeguard their data. These challenges make it imperative that we take information security seriously and, as such, we expend considerable resources on cybersecurity. We have implemented a comprehensive cybersecurity framework to identify, assess, and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.
Cybersecurity matters are overseen by our board of directors, which meets quarterly to review the measures implemented by the Company to identify and mitigate cybersecurity risks. Our Chief Information Security Officer (“CISO”) reports to the board quarterly on cybersecurity matters. These reports and presentations are prepared with input from members of our senior management team responsible for overseeing the company’s cybersecurity risk management, including the Chief Technology Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and SVP, Engineering, who is responsible for the technical infrastructure and engineering organization. In addition, cybersecurity risks and associated mitigation efforts are assessed by senior management as part of the enterprise risk assessment process that includes reporting to and discussion with the audit committee and our board of directors. Further, cybersecurity controls have been integrated into our disclosure controls and procedures.
Our CISO leads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business. Our CISO has extensive background, knowledge and skill in cybersecurity, with over 12 years of experience in establishing and maturing cybersecurity strategies and safeguards in the advertising technology space, from small startups to Fortune 500 companies. She holds a bachelors degree, with a certificate in architecture and systems engineering, and a professional education certificate in AI and machine learning.
The CISO receives reports on cybersecurity threats from internal information security personnel and open source intelligence on an ongoing basis and, in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risks. These sources all contribute to the building of a comprehensive threat profile for Magnite. The CISO attends meetings of the board of directors to report on any material developments. The Company has protocols by which cybersecurity incidents are reported promptly to management and the legal team.
The Company maintains information security policies which outline the relationship between employees and information technologies and systems within the Company, and set guidelines on how such technologies and systems should and should not be used. These policies are revised regularly by the CISO and reviewed and acknowledged by all Company employees in conjunction with annual cybersecurity training. The security policies outline the requirements for system configuration and administration of systems within the Company, and include steps for reporting cybersecurity incidents and informing and involving senior management and other key stakeholders as appropriate.
With respect to incident response, the Company has adopted an Incident Response Plan (an "IRP") that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to security incidents, including malware, hacking, data breach (including third-party data breach), and other types of vulnerabilities. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, and provides triage workflows for individuals to follow. Our incident response process is generally based on the NIST Cybersecurity Framework and customized for our business and focuses on four phases: 1) Preparation; 2) Detection and analysis; 3) Containment, eradication and recovery; and 4) In post-incident remediation. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services requiring access to secure Company information, and to all devices and network services that are owned or managed by the Company. Our incident response team includes our CISO and the security team, along with various business units as applicable and the team undergoes periodic training which includes exercises on monitoring and detection tools.
Security incidents are reviewed by the CISO and the security team as soon as they are discovered or reported. The initial review of a security incident is conducted immediately in order to appropriately determine the severity and urgency of the event, provide the most rapid response possible, and meet disclosure obligations. Key stakeholders and owners of the impacted systems or processes are included in the incident review process and are brought in immediately in the case of potentially critical incidents. All phases of the review process are led by the CISO or another member of the security team, as appropriate.
We perform regular vulnerability scanning of our systems in order to confirm that appropriate security controls are in place and function properly in accordance with established policies. We also have ongoing engagements with security consultants, and vendors help us with annual penetration testing and other tasks as needed. We have a robust internal controls framework and process and issue annual SOC 1 Type 2 reports covering our DV+ and SpringServe platforms. We also delivered an audited SOC2 Type 1 report covering our DV+ and SpringServe platforms in 2025. In addition to our internal audit team, we have a dedicated governance, risk and compliance manager who helps promote compliance with our control framework.
As detailed elsewhere in this Annual Report on Form 10-K, we also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, proprietary and other types of information. We use state of the art systems with respect to the type of information processed, and employ processes designed to identify and reduce the potential impact of a security incident with a third-party vendor or customer or otherwise impact the third-party technology and systems we use. Despite ongoing efforts to drive continuous improvement of our and our vendors’ ability to protect against cyber-attacks, we may not be able to protect all information systems at all times. Any incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences.
Although we maintain a robust cybersecurity program, due to the evolving cybersecurity threat landscape, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. While we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. To mitigate against such risks, the company carries cybersecurity insurance that provides protection against potential losses arising from a cybersecurity incident. Refer to Item 1A. "Risk Factors" for additional information related to cybersecurity risks and the impact they may have on our operations.

Item 2. Properties
Our corporate headquarters are located in New York, New York, where we occupy office space totaling approximately 54,080 square feet under leases that expire in 2038. We use these facilities for our principal administration, sales and marketing, technology and development, and engineering activities.
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

Item 3. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, we have recently been subject to class action lawsuits alleging violations of various privacy statutes. Additionally, on September 16, 2025, we filed the Google Action. For additional information, refer to the "Regulatory Developments and Google Litigation" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2025. However, based on our knowledge as of December 31, 2025, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
Refer to Note 13—"Commitments and Contingencies" for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "MGNI."
Holders of Record
As of February 19, 2026, there were approximately 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Common stock repurchases during the quarter ended December 31, 2025 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 - October 31, 2025
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$87,547
November 1 - November 30, 2025
Equity withholding(1)	400	$14.15	—	$—
Repurchase program(2)	—	$—	—	$87,547
December 1 - December 31, 2025
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	1,500	$15.60	1,500	$64,145
	1,900		1,500
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
(2) On February 1, 2024, our Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Shares repurchased under the February 2024 Repurchase Plan in the quarter ended December 31, 2025 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price per share purchased under the February 2024 Repurchase Plan includes broker commission costs. As of December 31, 2025, $64.1 million remains available under the February 2024 Repurchase Plan.

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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2020 and December 31, 2025, with the comparative cumulative total returns of the S&P 500 Index, Nasdaq Composite, Nasdaq Internet Index, S&P Internet Select Industry Index, and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

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
Recent Developments
Financial Highlights
The following represents our consolidated financial highlights for the years ended December 31, 2025, 2024, and 2023:

	Year Ended			Change %
	December 31, 2025	December 31, 2024	December 31, 2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$713,953	$668,170	$619,710	7%	8%
Gross profit	447,334	409,332	209,804	9%	95%
Contribution ex-TAC*	669,633	606,942	549,147	10%	11%
Net income (loss)	144,613	22,786	(159,184)	535%	NM
Adjusted EBITDA*	232,131	196,850	171,364	18%	15%
NM - Not meaningful
* Contribution ex-TAC and Adjusted EBITDA are Non-GAAP measures. Refer to discussion in section "Key Operating and Financial Performance Metrics" for a definition of Contribution ex-TAC and Adjusted EBITDA, as well as reconciliations of gross profit to Contribution ex-TAC and Net income (loss) to Adjusted EBITDA, for the years ended December 31, 2025, 2024, and 2023, respectively.
Over the past several years, we have made a number of investments to build what we believe is the leading independent programmatic CTV platform, including our 2021 acquisitions of SpotX, a leading CTV supply side platform, and SpringServe, a leading ad server for CTV. We believe these transactions are highly strategic, as the combination of our SSP and ad server allows us to offer publishers an independent full-stack solution that works across their entire video advertising business, for both programmatic and directly sold inventory, to manage yield and drive value. As a result of our investments, CTV has become the biggest growth driver of our business, with revenue growing 9% and Contribution ex-TAC growing 17% year-over-year from 2024 to 2025.
We believe that we are well positioned to take advantage of a number of favorable market trends in CTV. In particular, as the pace of adoption has accelerated and the streaming market has proliferated, the largest streaming publishers have adopted ad-supported models leading to a significant increase in the amount of CTV inventory available for advertisers.
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
As the industry matures, we anticipate that market dynamics will lead CTV sellers to make a greater percentage of inventory available through biddable auction environments with multiple buyers rather than programmatic guaranteed, in order to accommodate a broader set of advertisers that have not historically advertised on linear TV. We believe that this shift, if it were to occur, would likely be beneficial to our CTV growth as biddable transactions tend to require a higher level of service and therefore carry a higher take-rate compared to reserve auctions. At the same time, we expect CTV advertisers that have historically transacted on our platform through managed service insertion orders to continue to shift budgets towards more automated solutions, which tend to carry a lower take rate; and as a result, we expect transactions through managed service insertion orders to become a smaller component of our overall business.
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
In addition to CTV, we track mobile and desktop channels. We expect our revenue and Contribution ex-TAC from each of these channels to grow at a slower rate compared to CTV, with mobile expected to grow at a higher rate than desktop. In particular, we believe growth rates for open web display will be lower across both mobile and desktop, consistent with the overall decline in search referral traffic. We expect our desktop and mobile web business to continue to decline as an overall percentage of our revenue in future periods; however, we expect that contributions from these channels will continue to represent a significant percentage of our revenue in the near term. Therefore, the mix of our desktop and mobile web business will continue to have a negative effect on our overall growth rate.
Our mobile channel consists of mobile web and mobile applications, with mobile applications expected to be a larger driver of our growth in future periods. A significant portion of the mobile application inventory on our platform is made available through third-party mobile technology platforms or aggregators, rather than application developers themselves. Accordingly, we are focused on expanding our relationships with these third parties in order to increase our access to inventory. Other important growth initiatives for our mobile and desktop channels include: bringing additional advertising demand to sellers through SPO and other buyer initiatives; increasing the operational efficiency of our platform to reduce costs for us as well as the process costs for buyers; developing alternative identity solutions to increase the value of seller inventory, as the industry shifts away from third-party cookies; leveraging our machine learning and big data set to improve traffic shaping and generate higher-quality matching between buyers and sellers; and increasing adoption of our proprietary SDK for mobile in-app advertising.
We anticipate that our operating expenses will continue to increase in absolute dollars for the foreseeable future as we invest in technology and development to enhance our product features, in particular CTV, as well as sales and marketing to acquire new clients and reinforce our relationships with existing clients. At the same time, we are making additional investments in on-prem data centers to support a higher percentage of CTV transactions, with the goal of increasing the operational efficiency of our platform in order to realize long-term cost savings.
Regulatory Developments and Google Litigation
On April 17, 2025, the United States District Court for the Eastern District of Virginia (the "Court") ruled that Google LLC ("Google") had violated federal antitrust laws by willfully acquiring and maintaining monopoly power in the display publisher ad server market and display ad exchange (also called an SSP) market, and had unlawfully tied its display ad server and ad exchange. Having found Google liable, the Court held closing arguments in November 2025 to determine what remedies are appropriate to restore competition to the affected markets. While the specific timing and nature of these remedies remains uncertain, and Google has indicated its intent to appeal the decision, we expect this ruling to have a significant positive impact on our industry and business prospects.
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
On September 16, 2025, in light of the Court's decision, we filed a lawsuit against Google in the U.S. District Court of the Eastern District of Virginia, seeking damages and other remedies (the "Google Action"). Our complaint alleges that Google engaged in anticompetitive conduct in the ad exchange and ad server markets in violation of federal antitrust laws, including actions that restrict publishers' ability to use competing services and favor Google's own advertising exchange, which caused us substantial harm and lost opportunity. Refer to "Our litigation with Google LLC presents potential risks that could adversely affect our business, results of operations and financial condition" in Item 1A. "Risk Factors".
Macroeconomic Developments
Macroeconomic challenges, such as inflation, tariffs and trade wars, the interest rate environment, global conflicts, the risk of a recession, and labor strikes, generally have a negative impact on ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, inflation and tariffs could result in an increase in our cost base relative to our revenue and increased cost associated with our infrastructure investments. Moreover, in response to U.S. tariffs, foreign countries in which we operate may enact additional or new taxes that are applicable to our business.
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
For the years ended December 31, 2025, 2024, and 2023, our revenue reported on a gross basis was 10%, 14%, and 18% of total revenue for the respective periods. The decline in our revenue reported on a gross basis as a percentage of our revenue is primarily due to declines in our managed service business, which is accounted for on a gross basis, as advertisers continue to shift budgets towards more automated solutions.
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
Merger, Acquisition, and Restructuring Costs. Our merger, acquisition, and restructuring costs primarily consist of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
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
Foreign Currency Exchange (Gain) Loss, Net. Foreign currency exchange (gain) loss, net consists of gains and losses on foreign currency transactions and remeasurement of monetary assets and liabilities on our balance sheet denominated in foreign currencies. Foreign currency monetary assets and liabilities primarily consists of cash and cash equivalents, accounts receivable, accounts payable, and various intercompany balances held between our subsidiaries. Our primary foreign currency exposures are currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Euro, Japanese Yen, and New Zealand Dollar.
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
During the year ended December 31, 2025, we recorded an income tax benefit primarily driven by the release of our U.S. federal valuation allowances, the majority of our state valuation allowances, and certain foreign valuation allowances on deferred tax assets. The release was supported by sustained profitability and our cumulative three-year pre-tax income position, together with forecasts of future taxable income. As a result of this release, our effective tax rate for 2025 differs significantly from prior periods. A material valuation allowance release is not expected to recur in future periods.

Results of Operations
The following table sets forth our consolidated results of operations:

	Year Ended			Change %
	December 31, 2025	December 31, 2024	December 31, 2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Revenue	$713,953	$668,170	$619,710	7%	8%
Expenses:
Cost of revenue	266,619	258,838	409,906	3%	(37)%
Sales and marketing	171,668	166,142	173,982	3%	(5)%
Technology and development	84,712	95,243	94,318	(11)%	1%
General and administrative	93,191	96,860	89,048	(4)%	9%
Merger, acquisition, and restructuring costs	162	—	7,465	NM	(100)%
Total expenses	616,352	617,083	774,719	—%	(20)%
Income (loss) from operations	97,601	51,087	(155,009)	91%	NM
Other expense, net	26,974	24,603	2,538	10%	869%
Income (loss) before income taxes	70,627	26,484	(157,547)	167%	NM
Provision (benefit) for income taxes	(73,986)	3,698	1,637	NM	126%
Net income (loss)	$144,613	$22,786	$(159,184)	535%	NM

NM - Not meaningful

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	100%	100%	100%
Cost of revenue	37	39	66
Sales and marketing	24	25	28
Technology and development	12	14	15
General and administrative	13	14	14
Merger, acquisition, and restructuring costs	—	—	1
Total expenses	86	92	125
Income (loss) from operations	14	8	(25)
Other expense, net	4	4	—
Income (loss) before income taxes	10	4	(25)
Provision (benefit) for income taxes	(10)	1	—
Net income (loss)	20%	3%	(26)%
Note: Percentages may not sum due to rounding
Comparison of the Years Ended December 31, 2025, 2024, and 2023
Revenue
Revenue increased $45.8 million, or 7%, for the year ended December 31, 2025 compared to the prior year. Our revenue growth was driven primarily by growth in CTV and mobile. Revenue from CTV, mobile, and desktop increased by $28.7 million, or 9%, $16.1 million, or 7%, and $1.0 million, or 1%, respectively.
Revenue increased $48.5 million, or 8%, for the year ended December 31, 2024 compared to the prior year. Our revenue growth was driven primarily by growth in CTV and mobile. Revenue from CTV, mobile, and desktop increased by $35.3 million, or 13%, $12.1 million, or 5%, and $1.0 million, or 1%, respectively.

Our CTV revenue growth for the year ended December 31, 2025 compared to the respective prior year period was negatively impacted by a decline in the relative percentage of transactions reported on a gross basis, compared to on a net basis. Transactions reported on a gross basis generally result in a higher revenue contribution with an associated increase in our traffic acquisition costs. See "Key Operating and Financial Performance Metrics" below for a discussion of Contribution ex-TAC, which presents a year-over-year comparison of our CTV growth, without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
For 2026, we believe our revenue will increase compared to the prior year period and we expect CTV will continue to be our biggest growth driver.
Cost of Revenue
Cost of revenue increased $7.8 million, or 3%, for the year ended December 31, 2025 compared to the prior year, primarily due to increases of $11.5 million in cloud hosting, data center, and bandwidth expenses, $9.1 million in software costs, and $4.0 million in personnel costs. These increases were partially offset by decreases of $16.9 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis.
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
Sales and Marketing
Sales and marketing expenses increased $5.5 million, or 3%, for the year ended December 31, 2025 compared to the prior year, primarily due to increases of $10.2 million in personnel costs. These increases were partially offset by decreases of $6.6 million in depreciation and amortization, which were primarily driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses decreased $7.8 million, or 5%, for the year ended December 31, 2024 compared to the prior year, primarily due to decreases of $17.4 million in depreciation and amortization, which were primarily driven by certain acquired intangible assets becoming fully amortized in 2023. These decreases were partially offset by increases of $9.5 million of personnel costs.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, based on revenue levels, the timing of our investments and seasonality in our industry and business.
Technology and Development
Technology and development expenses decreased $10.5 million, or 11%, for the year ended December 31, 2025 compared to the prior year, primarily due to decreases of $4.6 million in personnel costs and $4.1 million in software costs.
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

General and Administrative
General and administrative expenses decreased $3.7 million, or 4%, for the year ended December 31, 2025 compared to the prior year, primarily due to decreases of $4.0 million in insurance and business taxes and $3.1 million in refinancing expenses associated with our 2024 Term Loan B Facility (defined below). These decreases were partially offset by increases of $2.0 million in personnel costs.
General and administrative expenses increased by $7.8 million, or 9%, for the year ended December 31, 2024 compared to the prior year, primarily due to increases of $5.9 million in personnel costs, $4.1 million in expenses associated with refinancing our 2021 Credit Agreement (defined below) in February 2024 and repricing our 2024 Term Loan B Facility (defined below) in September 2024, and $3.7 million in insurance and business taxes. These increases were partially offset by decreases of $4.1 million in bad debt expense and $2.7 million in facilities-related costs. The higher bad debt expense in 2023 as compared to 2024 was primarily due to a buyer defaulting on payment obligations and filing for bankruptcy, resulting in bad debt expense of $4.2 million.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Merger, Acquisition, and Restructuring Costs
We incurred $0.2 million of merger, acquisition, and restructuring costs for the year ended December 31, 2025 and did not incur any merger, acquisition, and restructuring costs for the year ended December 31, 2024.
For the year ended December 31, 2023, we incurred $7.5 million of merger, acquisition, and restructuring costs consisting of $3.4 million of severance related expenses, $2.2 million of facilities related loss contracts, and $1.4 million of exit costs all due to restructuring activities as a result of consolidating our legacy CTV and SpotX CTV platforms following the SpotX, Inc. acquisition in 2021.
Other (Income) Expense, Net

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Interest expense, net	$18,923	$27,032	$32,369
Foreign exchange (gain) loss, net	6,972	(5,083)	1,953
(Gain) loss on extinguishment of debt	2,152	7,706	(26,480)
Other income	(1,073)	(5,052)	(5,304)
Total other expense, net	$26,974	$24,603	$2,538
Interest expense, net decreased by $8.1 million during the year ended December 31, 2025 compared to the prior year primarily due to a decrease in interest expense as a result of the refinancing and repricing of our term loan facilities.
Interest expense, net decreased by $5.3 million during the year ended December 31, 2024 compared to the prior year primarily due to an increase in interest income and a decrease in interest expense as a result of lower Convertible Senior Notes (defined below) outstanding throughout 2024 as compared to the prior year period and the lower interest incurred under the 2024 Term Loan B Facility (defined below) compared to the 2021 Term Loan B Facility (defined below).
Foreign exchange (gain) loss, net changed by $12.1 million during the year ended December 31, 2025 compared to the prior year, due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances. Foreign exchange (gain) loss, net changed by $7.0 million during the year ended December 31, 2024 compared to the prior year, for the same reasons above.
The loss on extinguishment of debt of $2.2 million for the year ended December 31, 2025 was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below) and the loss on extinguishment of debt of $7.7 million for the year ended December 31, 2024 was due to the refinancing of our 2021 Credit Agreement (defined below) in February 2024 and the repricing of our 2024 Term Loan B Facility (defined below) in September 2024. Our refinancing and repricing activities are further discussed below. The gain on extinguishment of debt of $26.5 million for the year ended December 31, 2023 was due to the repurchase of portions of our Convertible Senior Notes (defined below).
Other income decreased by $4.0 million for year ended December 31, 2025 compared to the prior year primarily due to decreases in rental income from real estate leases for which we sublease to other tenants. Other income was relatively flat for the year ended December 31, 2024 compared to the prior year as we had similar levels of sublease activity in each of the respective periods.

Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $74.0 million for the year ended December 31, 2025 compared to an income tax expense of $3.7 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. The income tax benefit for the year ended December 31, 2025 was primarily driven by the release of our U.S. federal valuation allowances, the majority of our state valuation allowances, and certain of our foreign valuation allowances on deferred tax assets. The release was supported by sustained profitability and our cumulative three-year pre-tax income position, together with forecasts of future taxable income. As a result of the valuation allowance release, our effective tax rate for 2025 differs significantly from prior periods. A material valuation allowance release is not expected to recur in future periods.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" into law. These changes were reflected in the income tax provision for the year ended December 31, 2025. We have evaluated the tax law as it relates to our financials and determined there is no material impact on the period presented above. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, we expect the net impact to our effective tax rate for 2026 to be immaterial. We will continue to monitor for any impact of future guidance.
The income tax expense for the year ended December 31, 2024 was primarily the result of the domestic valuation allowance and the federal, state, and foreign income tax liabilities.
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year Ended			Change %
	December 31, 2025	December 31, 2024	December 31, 2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Revenue	$713,953	$668,170	$619,710	7%	8%
Less: Cost of revenue	266,619	258,838	409,906	3%	(37)%
Gross profit	447,334	409,332	209,804	9%	95%
Add back: Cost of revenue, excluding TAC	222,299	197,610	339,343	12%	(42)%
Contribution ex-TAC	$669,633	$606,942	$549,147	10%	11%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the years ended December 31, 2025, 2024, and 2023:

	Contribution ex-TAC
	Year Ended			Change %
	December 31, 2025	December 31, 2024	December 31, 2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Channel:
CTV	$304,192	$260,159	$218,494	17%	19%
Mobile	258,963	242,018	226,826	7%	7%
Desktop	106,478	104,765	103,827	2%	1%
Total	$669,633	$606,942	$549,147	10%	11%
Contribution ex-TAC increased $62.7 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Contribution ex-TAC increased $57.8 million, or 11%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
For 2026, we expect Contribution ex-TAC will increase compared to the prior year period, and we expect CTV will be our biggest growth driver in 2026.
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Net income (loss)	$144,613	$22,786	$(159,184)
Add back (deduct):
Stock-based compensation expense	76,648	76,519	72,617
Depreciation and amortization expense, excluding amortization of acquired intangible assets	38,528	28,376	38,330
Amortization of acquired intangibles	15,146	30,134	202,490
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	162	—	7,322
Interest expense, net	18,923	27,032	32,369
Provision (benefit) for income taxes	(73,986)	3,698	1,637
Foreign exchange (gain) loss, net	6,972	(5,083)	1,953
(Gain) loss on extinguishment of debt	2,152	7,706	(26,480)
Other debt refinancing expense	967	4,103	—
Litigation expense (1)	1,116	—	—
Non-operational real estate and other expense, net	890	1,579	310
Adjusted EBITDA	$232,131	$196,850	$171,364
(1) Litigation expense includes professional and legal expenses related to the Google Action and defense costs relating to class action privacy litigation, net of insurance recoveries. For additional information, see the "Regulatory Developments and Google Litigation" section and Part I, Item 3. "Legal Proceedings."

Adjusted EBITDA increased by $35.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 and increased by $25.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources
Liquidity
At December 31, 2025, we had cash and cash equivalents of $553.4 million, of which $74.5 million was held in foreign currency denominated cash and cash equivalents accounts, and an aggregate gross principal amount of $565.5 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below) and our Convertible Senior Notes (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $4.0 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our known principal cash requirements for the twelve-month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, cloud hosting, data center, and bandwidth expenses, capital expenditures, payment of interest, required principal payments on our Convertible Senior Notes, which mature in March 2026, and our 2024 Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. We plan to repay the outstanding Convertible Senior Notes upon maturity with our cash and cash equivalents balance. In the longer term, we would expect to have similar cash requirements, excluding the one-time payment related to the maturity of our Convertible Senior Notes, with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
On February 1, 2024, the Board of Directors approved a repurchase plan (the "February 2024 Repurchase Plan"), which fully replaced the prior repurchase plan, pursuant to which we were authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. During the year ended December 31, 2025, we repurchased 3.4 million shares of the Company's common stock for an aggregate amount of $46.3 million. As of December 31, 2025, $64.1 million remained available under the February 2024 Repurchase Plan. We repurchased 33,800 shares in

January 2026 before the expiration of the February 2024 Repurchase Plan on February 1, 2026. On February 23, 2026, the Board of Directors approved a new repurchase plan (the "February 2026 Repurchase Plan"), which authorized the repurchase of common stock with a value up to $200.0 million, through February 29, 2028.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. The Convertible Senior Notes are senior, unsecured obligations with interest payable semi-annually in cash at a rate of 0.25% per annum in arrears on March 15 and September 15. The Convertible Senior Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 15.6539 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $63.88 per share of the Company’s common stock and is subject to adjustment as described in the Offering Memorandum. At December 31, 2025, the balance of the Convertible Senior Notes was $204.8 million, net of unamortized debt issuance costs of $0.3 million, and was reflected as debt, current, net of debt issuance costs in the Company's balance sheet.
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
On September 18, 2024, we entered into Amendment No. 1 to the 2024 Credit Agreement ("Amendment No. 1"), which reduced the interest rate of the 2024 Term Loan B Facility by 75 basis points to Term SOFR plus a margin of 3.75% from the previous rate of Term SOFR plus a margin of 4.50% and on March 18, 2025, we entered into Amendment No. 2 to the 2024 Credit Agreement ("Amendment No. 2"), which reduced the interest rate of the 2024 Term Loan B Facility by an additional 75 basis points to Term SOFR plus a margin of 3.00%. The remaining terms of the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility were substantially unchanged by these amendments.
At December 31, 2025, the balance of the 2024 Term Loan B Facility was $351.3 million, net of unamortized debt discount and debt issuance costs of $9.2 million, and amounts available under the 2024 Revolving Credit Facility were $171.0 million, net of letters of credit outstanding in the amount of $4.0 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Cash flows provided by operating activities	$236,168	$235,201	$214,367
Cash flows used in investing activities	(92,765)	(47,502)	(37,383)
Cash flows used in financing activities	(75,084)	(28,904)	(177,842)
Effects of exchange rate changes on cash and cash equivalents	1,823	(1,794)	575
Change in cash and cash equivalents	$70,142	$157,001	$(283)
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs appropriately.
During the year ended December 31, 2025, net cash provided by operating activities was $236.2 million, compared to net cash provided by operating activities of $235.2 million and $214.4 million during the years ended December 31, 2024 and 2023, respectively. Our operating activities included net income of $144.6 million, net income of $22.8 million, and net loss of $159.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Non-cash adjustments of $63.2 million, $135.8 million, and $298.1 million increased cash provided by operating activities in 2025, 2024, and 2023 respectively. Net changes in our working capital also resulted in increases of $28.3 million, $76.6 million, and $75.5 million in cash provided by operating activities in 2025, 2024, and 2023 respectively. The net changes in working capital for all periods presented are primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
Investing Activities
Our primary investing activities have consisted of purchases of property and equipment, capital expenditures in support of creating and enhancing our technology infrastructure, and acquisitions of businesses. Purchases of property and equipment and investments in internal use software development may vary from period-to-period due to the timing of the expansion of our operations, changes to headcount, and the cycles of our internal use software development.
During the year ended December 31, 2025, net cash used in investing activities was $92.8 million, compared to net cash used in investing activities of $47.5 million and $37.4 million during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2025, 2024, and 2023, we primarily used cash for purchases of property and equipment of $70.5 million, $32.8 million, and $26.8 million, respectively, and used cash for investments in our internally developed software of $13.8 million, $14.3 million, and $10.6 million, respectively. During the year ended December 31, 2025, we also used cash of $8.1 million to acquire Streamrai, Inc. (the "Streamr.ai Acquisition").
We anticipate cash flows used in our investing activities will decrease in 2026 compared to 2025.

Financing Activities
Our financing activities primarily consisted of our debt refinancing and repricing activities, Convertible Senior Notes transactions, repayment of amounts borrowed under our 2024 Term Loan B Facility and our 2021 Term Loan B Facility, and transactions related to our share repurchases and equity plans.
During the year ended December 31, 2025, net cash used in financing activities was $75.1 million, compared to net cash used in financing activities of $28.9 million and $177.8 million for the years ended December 31, 2024 and 2023, respectively. Cash outflows from financing activities for the year ended December 31, 2025 primarily included $92.6 million of payments to certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, $46.3 million of payments related to share repurchases, and $32.9 million for taxes paid related to net share settlement of stock-based awards. The outflows were partially offset by cash proceeds primarily consisting of $92.6 million from certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, cash proceeds from the employee stock purchase plan of $3.9 million, and cash proceeds from stock options exercised of $3.1 million. In connection with Amendment No. 2, $270.6 million of principal debt balance from Amendment No. 1 was rolled over as part of non-cash financing activities while the remaining $92.6 million principal balance from Amendment No. 1 was repaid and then reissued under Amendment No. 2 as mentioned above.
Cash outflows from financing activities for the year ended December 31, 2024 primarily included $403.1 million of payments related to paying off our 2021 Term Loan B Facility in February 2024 and repricing our 2024 Term Loan B Facility in September 2024, $22.5 million for taxes paid related to net share settlement of stock-based awards, $14.6 million of payments related to share repurchases, and $4.5 million of payments related to debt issuance costs related to the issuance of our 2024 Term Loan B Facility and 2024 Revolver Facility in February 2024. The outflows were partially offset by cash proceeds primarily consisting of $413.5 million from the issuance of our 2024 Term Loan B Facility, net of debt discount, and the repricing of our 2024 Term Loan B Facility in September 2024, and cash proceeds from the employee stock purchase plan of $3.6 million. In connection with Amendment No. 1 in September 2024, $312.0 million of the principal balance was rolled over as part of non-cash financing activities while the remaining $52.1 million principal debt balance was repaid and reissued as mentioned above.
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

Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of December 31, 2025 consist of obligations under our Convertible Senior Notes, 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers and cloud hosting services that expire at various times through 2038, and the indemnification holdback associated with the Streamr.ai Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements and other future payments due under non-cancelable agreements at December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
Lease liabilities associated with leases included right-of-use assets as of December 31, 2025	$23,385	$18,216	$13,891	$13,835	$6,222	$3,718	$79,267
Obligations for leases not included in lease liabilities as of December 31, 2025	1,855	2,555	2,657	2,763	2,874	33,552	46,256
Convertible Senior Notes	205,067	—	—	—	—	—	205,067
Interest, Convertible Senior Notes	256	—	—	—	—	—	256
2024 Term Loan B Facility (1)	3,632	3,632	3,632	3,632	3,632	342,294	360,454
Interest, 2024 Term Loan B Facility (2)	24,518	24,204	24,023	23,709	23,462	2,363	122,279
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	645	645	645	242	38	—	2,215
Indemnification claims holdback	1,000	1,000	—	—	—	—	2,000
Other non-cancelable obligations	122,494	69,934	10,712	458	447	37	204,082
Total	$382,852	$120,186	$55,560	$44,639	$36,675	$381,964	$1,021,876
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement after the end of each fiscal year.

(2) Interest payments are based on an assumed rate of 6.72%, which was the rate as of December 31, 2025 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of December 31, 2025, fees based on outstanding but undrawn letters of credit as of December 31, 2025, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of December 31, 2025 include commitments under agreements for office space and data centers that have not commenced as of December 31, 2025.
Payments associated with our Convertible Senior Notes, 2024 Term Loan B, and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of December 31, 2025. The amounts above include commitments under a cloud-managed services agreement, under which we have a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of December 31, 2025.

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
We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements and (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of December 31, 2025, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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

Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at December 31, 2025 and December 31, 2024, including intercompany balances, would result in a foreign currency loss of approximately $7.7 million and $10.8 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Magnite, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Revenue — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company generates revenue from transactions where it provides a platform for the purchase and sale of digital advertising inventory. The Company uses automated systems to process and record revenue based on contractual terms with buyers and publishers, and its revenue is comprised of a significant volume of low-dollar transactions.
We identified revenue as a critical audit matter because the Company’s systems to process and record revenue are highly automated and involve complex logic supporting the recognition of revenue. This required increased extent of effort, including the need for us to involve professionals with expertise in Information Technology (IT) to identify, test, and evaluate the Company’s systems, software applications, and automated controls.
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
Income Taxes — Valuation Allowance Release– Refer to Notes 2 and 17 to the financial statements
Critical Audit Matter Description
The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the Company’s consolidated financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which differences are expected to be reversed. A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies.
As of December 31, 2025, management concluded that it is more likely than not that sufficient taxable income will be generated in the future to realize the Company’s U.S. federal and the majority of the Company’s U.S. state net deferred income tax assets.
We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize these deferred tax assets as a critical audit matter because of the significant judgments management makes related to determining whether it is appropriate to consider expected future taxable income as a source of taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the release of the valuation allowance included the following, among others:
•We tested internal controls over management's determination of whether it is more likely than not that the deferred tax assets will be realized.
•With the assistance of our income tax specialists, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.
•We evaluated management’s ability to accurately estimate future taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.
•We tested the reasonableness of management’s estimates of future taxable income by comparing the estimates to:

◦Internal budgets.
◦Historical taxable income, as adjusted for nonrecurring items.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 25, 2026
We have served as the Company's auditor since 2018.

MAGNITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$553,362	$483,220
Accounts receivable, net	1,301,955	1,200,046
Prepaid expenses and other current assets	26,261	19,914
TOTAL CURRENT ASSETS	1,881,578	1,703,180
Property and equipment, net	108,546	68,730
Right-of-use lease assets	66,611	50,329
Internal use software development costs, net	28,799	26,625
Intangible assets, net	12,445	21,309
Goodwill	983,902	978,217
Other assets, non-current	82,494	6,378
TOTAL ASSETS	$3,164,375	$2,854,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,607,664	$1,466,377
Lease liabilities, current	20,163	16,086
Debt, current, net of debt issuance costs	208,447	3,641
Other current liabilities	5,462	9,880
TOTAL CURRENT LIABILITIES	1,841,736	1,495,984

Debt, non-current, net of debt discount and issuance costs	347,665	550,104
Lease liabilities, non-current	50,085	38,983
Other liabilities, non-current	2,539	1,479
TOTAL LIABILITIES	2,242,025	2,086,550
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2025 and December 31, 2024; 142,964 and 141,427 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,440,358	1,433,809
Accumulated other comprehensive loss	(1,451)	(4,421)
Accumulated deficit	(516,559)	(661,172)
TOTAL STOCKHOLDERS' EQUITY	922,350	768,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,164,375	$2,854,768
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	$713,953	$668,170	$619,710
Expenses:
Cost of revenue	266,619	258,838	409,906
Sales and marketing	171,668	166,142	173,982
Technology and development	84,712	95,243	94,318
General and administrative	93,191	96,860	89,048
Merger, acquisition, and restructuring costs	162	—	7,465
Total expenses	616,352	617,083	774,719
Income (loss) from operations	97,601	51,087	(155,009)
Other (income) expense:
Interest expense, net	18,923	27,032	32,369
Foreign exchange (gain) loss, net	6,972	(5,083)	1,953
(Gain) loss on extinguishment of debt	2,152	7,706	(26,480)
Other income	(1,073)	(5,052)	(5,304)
Total other expense, net	26,974	24,603	2,538
Income (loss) before income taxes	70,627	26,484	(157,547)
Provision (benefit) for income taxes	(73,986)	3,698	1,637
Net income (loss)	$144,613	$22,786	$(159,184)
Net income (loss) per share:
Basic	$1.01	$0.16	$(1.17)
Diluted	$0.95	$0.16	$(1.17)
Weighted average shares used to compute net income (loss) per share:
Basic	142,560	140,557	136,620
Diluted	153,770	146,810	136,620
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income (loss)	$144,613	$22,786	$(159,184)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,970	(2,345)	1,075
Other comprehensive income (loss)	2,970	(2,345)	1,075
Comprehensive income (loss)	$147,583	$20,441	$(158,109)
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	134,006	$2	$1,319,221	$(3,151)	$(524,774)	—	$—	$791,298
Exercise of common stock options	395	—	2,166	—	—	—	—	2,166
Issuance of common stock related to employee stock purchase plan	438	—	3,513	—	—	—	—	3,513
Issuance of common stock related to RSU and PSU vesting	4,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,039)	—	(11,814)	—	—	—	—	(11,814)
Stock-based compensation	—	—	74,629	—	—	—	—	74,629
Other comprehensive income	—	—	—	1,075	—	—	—	1,075
Net loss	—	—	—	—	(159,184)	—	—	(159,184)
Balance at December 31, 2023	138,577	2	1,387,715	(2,076)	(683,958)	—	—	701,683
Exercise of common stock options	109	—	572	—	—	—	—	572
Issuance of common stock related to employee stock purchase plan	463	—	3,589	—	—	—	—	3,589
Issuance of common stock related to RSU vesting	5,433	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,995)	—	(22,472)	—	—	—	—	(22,472)
Purchase of treasury stock	—	—	—	—	—	(1,160)	(14,573)	(14,573)
Retirement of common stock	(1,160)	—	(14,573)	—	—	1,160	14,573	—
Stock-based compensation	—	—	78,978	—	—	—	—	78,978
Other comprehensive loss	—	—	—	(2,345)	—	—	—	(2,345)
Net income	—	—	—	—	22,786	—	—	22,786
Balance at December 31, 2024	141,427	2	1,433,809	(4,421)	(661,172)	—	—	768,218
Exercise of common stock options	526	—	3,063	—	—	—	—	3,063
Issuance of common stock related to employee stock purchase plan	310	—	3,941	—	—	—	—	3,941
Issuance of common stock related to RSU and PSU vesting	5,931	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,860)	—	(32,924)	—	—	—	—	(32,924)
Purchase of treasury stock	—	—	—	—	—	(3,370)	(46,282)	(46,282)
Retirement of common stock	(3,370)	—	(46,282)	—	—	3,370	46,282	—
Stock-based compensation	—	—	78,751	—	—	—	—	78,751
Other comprehensive income	—	—	—	2,970	—	—	—	2,970
Net income	—	—	—	—	144,613	—	—	144,613
Balance at December 31, 2025	142,964	$2	$1,440,358	$(1,451)	$(516,559)	$—	$—	$922,350
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$144,613	$22,786	$(159,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,674	58,510	240,820
Stock-based compensation	76,648	76,519	72,617
(Gain) loss on extinguishment of debt	2,152	7,706	(26,480)
Provision for doubtful accounts	1,145	587	4,666
Amortization of debt discount and issuance costs	3,642	4,119	6,279
Non-cash lease expense	(1,478)	(4,772)	(1,712)
Deferred income taxes	(78,230)	95	(2,379)
Unrealized foreign currency (gain) loss, net	5,563	(7,001)	1,266
Other items, net	124	23	3,007
Changes in operating assets and liabilities:
Accounts receivable	(103,761)	(26,024)	(220,102)
Prepaid expenses and other assets	(6,402)	1,980	1,004
Accounts payable and accrued expenses	142,603	97,380	294,677
Other liabilities	(4,125)	3,293	(112)
Net cash provided by operating activities	236,168	235,201	214,367
INVESTING ACTIVITIES:
Purchases of property and equipment	(70,535)	(32,810)	(26,764)
Capitalized internal use software development costs	(13,768)	(14,260)	(10,619)
Mergers and acquisitions, net of indemnification claims holdback	(8,100)	—	—
Other investing activities	(362)	(432)	—
Net cash used in investing activities	(92,765)	(47,502)	(37,383)
FINANCING ACTIVITIES:
Proceeds from the term loan facility refinancing and repricing activities, net of debt discount	92,622	413,463	—
Repayment of the term loan facility from refinancing and repricing activities	(92,622)	(403,113)	—
Payment for debt issuance costs	(159)	(4,547)	—
Repayment of debt	(2,723)	(1,823)	(3,600)
Repurchase of Convertible Senior Notes	—	—	(165,518)
Proceeds from exercise of stock options	3,063	572	2,166
Proceeds from issuance of common stock under employee stock purchase plan	3,941	3,589	3,513
Taxes paid related to net share settlement	(32,924)	(22,472)	(11,814)
Purchase of treasury stock	(46,282)	(14,573)	—
Repayment of finance leases	—	—	(276)
Payment of indemnification claims holdback	—	—	(2,313)
Net cash used in financing activities	(75,084)	(28,904)	(177,842)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, AND CASH EQUIVALENTS	1,823	(1,794)	575
CHANGE IN CASH AND CASH EQUIVALENTS	70,142	157,001	(283)
CASH AND CASH EQUIVALENTS — Beginning of period	483,220	326,219	326,502
CASH AND CASH EQUIVALENTS — End of period	$553,362	$483,220	$326,219
The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,760	$3,870	$5,357
Cash paid for interest	$28,159	$36,863	$37,028
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$438	$6,742	$1,690
Capitalized stock-based compensation	$2,103	$2,459	$2,012
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$37,606	$13,628	$4,017
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$2,178	$4,622	$—
Purchase consideration - indemnification claims holdback	$2,000	$—	$—
Non-cash financing activity related to Amendment Nos. 1 and 2 to the 2024 Credit Agreement	$270,555	$311,974	$—

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
    The Company provides technology solutions to automate the purchase and sale of digital advertising inventory for buyers and sellers globally, across all channels, formats and auction types. The Company's platform features applications and services for sellers of digital advertising inventory, or publishers, that own and operate CTV channels, applications, websites, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading buyers and sellers of digital advertising inventory.
    Sellers monetize their inventory through the Company’s platform by seamlessly connecting to a global market of integrated buyers that transact through real-time bidding. These transactions include biddable auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. At the same time, buyers leverage the Company’s platform to reach their target audiences across thousands of sellers.

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
    Segments
Management has determined that the Company operates as one operating segment and one reportable segment. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer ("CEO"). The Company has one primary business activity, where it provides a platform to all of its customers, buyers and sellers, that automates the purchase and sale of digital advertising inventory globally, across all channels, formats, and auction types, as described above in Note 1—Nature of Operations. The Company’s CODM reviews financial information on a consolidated basis, principally to make decisions about how to allocate resources and to measure the Company’s performance. The CODM reviews consolidated net income (loss), which is the measure of financial profit and loss most closely aligned with generally accepted accounting principles. The CODM considers budget-to-actual variances for this measure, predominantly in the annual budget, forecasting process, and quarterly results assessment. The CODM does not review any balance sheet information at any other level than on a consolidated basis and does not review any income statement information at any other level than on a consolidated basis with the exception of revenue by geography and by channel (refer to Note 4). The significant expense information regularly provided to the CODM is the same as that included in the face of the Company's consolidated income statement of operations.
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
Expenses
The Company classifies its expenses into the following categories:
    Cost of Revenue. The Company's cost of revenue primarily consists of cloud hosting, data center, and bandwidth costs, ad verification costs, depreciation and maintenance expense of hardware supporting the Company's revenue-producing platform, amortization of internally-developed software costs for the development of the Company's revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and software costs. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in the Company's network operations group who support the Company's platform. The Company capitalizes costs associated with software that is developed or obtained for internal use and amortize the costs associated with its revenue-producing platform in cost of revenue over their estimated useful lives. The Company amortizes acquired developed technologies over their estimated useful lives.
    Sales and Marketing. The Company's sales and marketing expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, as well as marketing expenses such as brand marketing, travel expenses, trade shows and marketing materials, amortization expense associated with client relationships, and non-compete agreements from the Company's business acquisitions, professional services, facilities-related costs, and depreciation expense. The Company's sales and support organization focuses on increasing the adoption of the Company's solution by existing and new buyers and sellers and supports ongoing client relationships. The Company amortizes acquired intangibles associated with client relationships from its business acquisitions over their estimated useful lives.
    Technology and Development. The Company's technology and development expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of the Company's solution, software costs, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on the Company's consolidated balance sheets. The Company amortizes internal use software development costs that relate to its revenue-producing activities on the Company's platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. The Company amortizes acquired intangibles associated with technology and development functions from its business acquisitions over their estimated useful lives.
    General and Administrative. The Company's general and administrative expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, associated with the Company's executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, facilities-related costs, depreciation expense, bad debt expense, and other corporate-related expenses.
    Merger, Acquisition, and Restructuring Costs. The Company's merger, acquisition, and restructuring costs primarily consist of professional service fees associated with merger and acquisition activities, cash-based employee termination costs, related stock-based compensation charges, and other restructuring activities, including facility closures, relocation costs, contract termination costs, and impairment costs of abandoned technology associated with restructuring activities.
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
    A valuation allowance is recorded to reduce deferred tax assets when, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the realizability of deferred tax assets on a jurisdictional basis and considers all available positive and negative evidence, including cumulative results of operations, projections of future taxable income, the reversal of taxable temporary differences, tax planning strategies, and the carryforward periods of existing tax attributes.
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
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to affect the conversion of all shares granted and available for grant under the Company’s stock award plans. The number of shares of the Company's stock reserved for these purposes at December 31, 2025 was 35,427,354.
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
The Company records rent expense for operating leases, including leases of office facilities, data centers, and equipment, on a straight-line basis over the lease term. The straight-line calculation of rent expense includes rent escalations on certain leases, as well as lease incentives provided by the landlords, including payments for leasehold improvements and rent-free periods. The Company begins recognition of rent expense on the commencement date, which is generally the date that the asset is made available for use. The Company also records variable lease expense primarily related to operating expenses, utilities, or other costs that are subject to fluctuation. Lease liability, which represents the present value of the Company's obligation related to the estimated future lease payments, is included in lease liabilities, current and lease liabilities, non-current within the consolidated balance sheets. These liability balances are reduced as lease related payments are made. For operating leases, the right-of-use ("ROU") assets are amortized on a periodic basis over the expected term of the lease (see Note 11).
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
    Concentration of Risk
    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and accounts receivable. Cash maintained with financial institutions typically exceeds applicable federally insured limits in the U.S. and may not be covered by similar local depositor insurance schemes for cash held in foreign currencies or in bank accounts outside of the U.S. Cash equivalents, primarily money market fund investments, are not insured by federal insurance schemes and are exposed to other potential risks linked to high concentration among major custodial banks.
    Accounts receivable include amounts due from buyers with principal operations primarily in the United States. The Company performs ongoing credit evaluations of its buyers.
    At December 31, 2025, two buyers accounted for 40% and 12%, respectively, of consolidated accounts receivable, net. At December 31, 2024, two buyers accounted for 46% and 11%, respectively, of accounts receivable, net.
    The Company recognizes revenue from its contracts with sellers. No seller of advertising inventory accounted for 10% or more of revenue during the years ended December 31, 2025, 2024, and 2023.
    At December 31, 2025, one seller of advertising inventory accounted for 27% of accounts payable and accrued expenses and at December 31, 2024, one seller of advertising inventory accounted for 28% of accounts payable and accrued expenses.
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
    Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application are permitted. The Company adopted the standard for the fiscal year ended December 31, 2025 on a prospective basis. See Note 17 for the required disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company will adopt ASU 2025-05 on January 1, 2026 and does not expect the standard to have a material impact on its financial statements and disclosures.
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
Note 3—Net Income (Loss) Per Share
    The following table presents the basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands, except per share amounts)
Basic Net Income (Loss) Per Share:
Net income (loss)	$144,613	$22,786	$(159,184)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	142,560	140,557	136,620
Basic net income (loss) per share	$1.01	$0.16	$(1.17)

Diluted Net Income (Loss) Per Share:
Net income (loss)	$144,613	$22,786	$(159,184)
Add back:
Interest expense, Convertible Notes, net of tax	$1,260	$—	$—
Net income (loss) used to calculate diluted income (loss) per share	$145,873	$22,786	$(159,184)

Denominator:
Weighted-average common shares used to compute basic net income (loss) per share	142,560	140,557	136,620
Dilutive effect of weighted-average restricted stock units	4,627	3,731	—
Dilutive effect of weighted-average common stock options	2,096	1,811	—
Dilutive effect of weighted-average performance stock units	1,241	669	—
Dilutive effect of weighted-average ESPP shares	36	42	—
Dilutive effect of weighted-average Convertible Notes	3,210	—	—
Weighted-average shares used to compute diluted net income (loss) per share	153,770	146,810	136,620
Diluted net income (loss) per share	$0.95	$0.16	$(1.17)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Unvested restricted stock units	—	—	1,608
Options to purchase common stock	—	—	1,566
Unvested performance stock units	—	—	84
ESPP shares	—	—	31
Convertible Senior Notes	—	3,210	4,981
Total shares excluded from diluted net income (loss) per share	—	3,210	8,270
As of December 31, 2025, the performance stock units granted during 2021, 2024, and 2025 had expected achievement levels of 0%, 150%, and 80%, respectively. The performance stock units granted during 2022 vested on February 1, 2025 with an actual achievement of approximately 125%. The performance stock units granted during 2023 had an actual achievement level of approximately 126% as of December 31, 2025. As of December 31, 2024, the performance stock units granted during 2021, 2022, 2023, and 2024 had expected achievement levels of 0%, 121%, 137%, and 150%, respectively. As of December 31, 2023, the performance stock units granted during 2021, 2022, and 2023 had expected achievement levels of 0%, 58%, and 46%, respectively.

These expected and actual achievement levels are included in the calculation of weighted-average shares in the tables above. Refer to Note 16 for additional information related to performance stock units.
For the year ended December 31, 2025, the shares issuable assuming conversion of the Convertible Senior Notes (as defined in Note 12) were included in the calculation of diluted net income per share because they were dilutive. For the years ended December 31, 2024 and 2023, the shares issuable assuming conversion were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. The Convertible Senior Notes have an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which will be subject to anti-dilution adjustments in certain circumstances.
Note 4—Revenue
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	(in thousands, except percentages)
Revenue:
Net basis	$640,663	90%	$572,003	86%	$508,478	82%
Gross basis	73,290	10	96,167	14	111,232	18
Total	$713,953	100%	$668,170	100%	$619,710	100%
The following table presents the Company's revenue by channel for the years ended December 31, 2025, 2024, 2023:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	(in thousands, except percentages)
Channel:
CTV	$346,099	48%	$317,413	48%	$282,126	46%
Mobile	260,733	37	244,643	36	232,495	37
Desktop	107,121	15	106,114	16	105,089	17
Total	$713,953	100%	$668,170	100%	$619,710	100%
    The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the years ended December 31, 2025, 2024, 2023:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	(in thousands, except percentages)
United States	$537,733	75%	$498,440	75%	$462,167	75%
International	176,220	25	169,730	25	157,543	25
Total	$713,953	100%	$668,170	100%	$619,710	100%

Payment terms are specified in agreements between the Company and the buyers and sellers on its platform. The Company generally bills buyers at the end of each month for the full purchase price of impressions filled in that month. The Company recognizes volume discounts as a reduction of revenue as they are incurred. Specific payment terms may vary by agreement, but are generally seventy-five days or less. The Company's accounts receivable are recorded at the amount of gross billings to buyers, net of allowances for the amounts the Company is responsible to collect. The Company's accounts payable related to amounts due to sellers are recorded at the net amount payable to sellers (refer to Note 10). Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of expected credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $4.0 million at December 31, 2025, and $2.9 million at December 31, 2024. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.2 million and $1.9 million as of December 31, 2025 and December 31, 2024, respectively.

The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Allowance for doubtful accounts, beginning balance	$2,902	$20,363	$1,092
Write-offs	(1,327)	(18,954)	(856)
Increase (decrease) in provision for expected credit losses	2,438	1,428	20,115
Recoveries of previous write-offs	—	65	12
Allowance for doubtful accounts, December 31	$4,013	$2,902	$20,363
During the year ended December 31, 2024, the Company wrote off $19.0 million of allowance for doubtful accounts, of which $18.5 million was attributable to the outstanding accounts receivable from a buyer that filed for bankruptcy during 2023.
The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of bad debt expense or recoveries the Company recognizes each year. During the year ended December 31, 2025, the increase in the provision for expected credit losses associated with accounts receivable of $2.4 million was partially offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $1.3 million, which resulted in $1.1 million of bad debt expense. During the year ended December 31, 2024, the increase in the provision for expected credit losses associated with accounts receivable of $1.4 million was partially offset by increases of contra seller payables related to recoveries of uncollected buyer receivables, which resulted in an immaterial amount of bad debt expense. During the year ended December 31, 2023, the increase in the provision for expected credit losses associated with accounts receivable of $20.1 million was offset by increases of contra seller payables related to recoveries of uncollected buyer receivables of $15.4 million, which resulted in $4.7 million of bad debt expense. The increase in the provision for expected credit losses was primarily attributed to one buyer filing for bankruptcy, resulting in $4.2 million of bad debt expense during the year ended December 31, 2023.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$342,771	$342,771	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$436,731	$436,731	$—	$—
At December 31, 2025 and 2024, cash equivalents of $342.8 million and $436.7 million, respectively, consisted of money market funds, with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At December 31, 2025 and 2024, the Company had debt outstanding under its Convertible Senior Notes and loans under its 2024 Term Loan B Facility (as defined in Note 12) included in its balance sheets. The estimated fair value of the Company's Convertible Senior Notes was $199.2 million and $190.2 million, as of December 31, 2025 and 2024, respectively. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2025 and 2024 and is classified as Level 2 in the fair value hierarchy. At December 31, 2025 and 2024, the estimated fair value of the Company's 2024 Term Loan B Facility was $360.0 million and $368.2 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.

Note 6—Property and Equipment
    Major classes of property and equipment were as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Computer equipment and network hardware	$227,762	$184,155
Furniture, fixtures and office equipment	2,639	3,486
Leasehold improvements	1,117	2,576
Purchased software	1,108	1,123
Gross property and equipment	232,626	191,340
Accumulated depreciation	(124,080)	(122,610)
Property and equipment, net	$108,546	$68,730
Depreciation expense related to property and equipment totaled $24.8 million, $16.4 million, and $24.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company's property and equipment, net by geographical region was as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
United States	$95,035	$51,708
International	13,511	17,022
Total	$108,546	$68,730

Note 7—Internal Use Software Development Costs
Internal use software development costs were as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Internal use software development costs, gross	112,687	$97,571
Accumulated amortization	(83,888)	(70,946)
Internal use software development costs, net	$28,799	$26,625
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $15.9 million, $16.7 million, and $12.6 million, respectively, of internal use software development costs. Amortization expense was $13.7 million, $12.0 million, and $14.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Based on the Company’s internal use software development costs at December 31, 2025, excluding projects that are not ready for their intended use with a value of $8.8 million, estimated amortization expense of $10.9 million, $6.7 million, and $2.3 million is expected to be recognized in 2026, 2027, and 2028, respectively.

Note 8—Business Combinations
2025 Acquisition—Streamrai, Inc.
In September 2025, the Company completed the acquisition of the business of Streamrai, Inc. ("Streamr.ai" and such acquisition the "Streamr.ai Acquisition"), a platform that specializes in artificial intelligence tools that make CTV advertising accessible to small and medium-sized businesses ("SMBs"). The total purchase consideration was $10.1 million, of which $8.1 million was paid in cash and $2.0 million was held back to cover possible indemnification claims that will be partially released one year after the acquisition, with the remainder released by March 2027. In accordance with the accounting for business combinations, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. The allocation of purchase consideration resulted in an estimated $5.0 million of developed technology intangible assets with an estimated useful life of 3 years, $0.7 million of non-compete intangible assets with an estimated useful life of 2 to 3 years, $0.1 million of customer relationships with an estimated useful life of 0.5 years, $0.2 million of trademark and trade name intangible assets with an estimated useful life of 3 years, goodwill of $5.7 million, which is attributable to the workforce of Streamr.ai and revenue synergies from the acquisition, and deferred tax liability of $1.5 million. The purchase price allocation is preliminary and subject to change pending finalization of any contingent matters. For tax purposes, the acquisition of Streamr.ai will be treated as a stock acquisition. The goodwill recognized in the acquisition of Streamr.ai is not tax deductible for tax purposes.

Note 9—Intangible Assets and Goodwill
The Company’s intangible assets as of December 31, 2025 and 2024 included the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Amortizable intangible assets:
Developed technology	$112,250	$109,736
Customer relationships	60	37,300
In-process research and development	8,830	8,830
Other intangible assets	1,844	1,332
Non-compete agreements	690	—
Total identifiable intangible assets, gross	123,674	157,198
Accumulated amortization—intangible assets:
Developed technology	(101,880)	(93,941)
Customer relationships	(38)	(34,192)
In-process research and development	(8,273)	(6,856)
Other intangible assets	(954)	(900)
Non-compete agreements	(84)	—
Total accumulated amortization—intangible assets	(111,229)	(135,889)
Total identifiable intangible assets, net	$12,445	$21,309
Amortization of intangible assets for the years ended December 31, 2025, 2024, and 2023 was $15.1 million, $30.1 million, and $202.5 million, respectively. For the year ended December 31, 2025, the Company wrote off fully amortized intangible assets with a historical cost of $39.8 million.
The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of December 31, 2025:

Fiscal Year	Amount
(in thousands)
2026	$8,095
2027	2,466
2028	1,367
2029	79
2030	79
Thereafter	359
Total	$12,445

Changes to the Company's goodwill were as follows (in thousands):

Total
Ending balance at December 31, 2023	$978,217
Ending balance at December 31, 2024	978,217
Additions for the Streamr.ai Acquisition	5,685
Ending balance at December 31, 2025	$983,902
The Company's qualitative assessment for impairment in the fourth quarter of 2025 did not indicate that it is more likely than not that the fair value of its goodwill is less than the aggregate carrying amount.

Note 10—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Accounts payable—seller	$1,572,103	$1,417,780
Accounts payable—trade	15,037	30,899
Accrued employee-related payables	19,524	17,698
Accrued holdback - indemnification claims	1,000	—
Total	$1,607,664	$1,466,377

Note 11—Leases
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 4.2 years and 4.6 years as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, a weighted average discount rate of 6.03% and 6.12%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the consolidated balance sheets.
Operating lease expense was $22.9 million, $21.2 million and $24.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in operating lease expense for the year ended December 31, 2024 was a gain of $1.8 million related to the early termination of an office facility lease. The Company recognized variable lease expense of $4.4 million, $1.6 million, and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2024, variable lease expense included $1.4 million of negative variable lease expense related to rent concessions for an office lease.
The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and ROU assets were as follows as of December 31, 2025 (in thousands):

Fiscal Year
2026	$23,385
2027	18,216
2028	13,891
2029	13,835
2030	6,222
Thereafter	3,718
Total lease payments (undiscounted)	79,267
Less: imputed interest	(9,019)
Lease liabilities—total (discounted)	$70,248

Cash paid for amounts included in lease liabilities was $23.0 million, $24.1 million, and $26.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company also received rental income of $1.1 million, $5.0 million, and $5.3 million for real estate leases for which it subleased the property to a third party during the years ended December 31, 2025, 2024, and 2023, respectively. Rental income is included in other income in the consolidated statements of operations.
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for office space and data centers that had not commenced as of December 31, 2025; therefore, the leases were not included in the lease liabilities and ROU assets balance as of December 31, 2025. The Company has future commitments totaling $46.3 million over a weighted average term of 7.3 years related to these agreements, of which $32.8 million relate to one lease that will commence in 2030 over 8.2 years.
The Company's operating lease right-of-use assets by geographical region were as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
United States	$59,634	$45,178
International	6,977	5,151
Total	$66,611	$50,329
Note 12—Debt
Current and long term debt as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Convertible Senior Notes	$205,067	$205,067
Less: Unamortized debt issuance costs	(252)	(1,424)
Net carrying value of Convertible Senior Notes	204,815	203,643

2024 Term Loan B Facility	360,454	363,177
Less: Unamortized debt discount and issuance costs	(9,157)	(13,075)
Net carrying value of 2024 Term Loan B Facility	351,297	350,102

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	208,447	3,641
Debt, non-current, net of debt discount and issuance costs	347,665	550,104
Total debt	$556,112	$553,745
Maturities of the principal amount of the Company's debt were as follows as of December 31, 2025 (in thousands):

Fiscal Year
2026	$208,699
2027	3,632
2028	3,632
2029	3,632
2030	3,632
Thereafter	342,294
Total	$565,521

Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $3.1 million, $3.6 million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Convertible Senior Notes and Capped Call Transactions
In March 2021, the Company issued $400.0 million aggregate principal amount of 0.25% convertible senior notes in a private placement, including $50.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the "Convertible Senior Notes"). The Convertible Senior Notes will mature on March 15, 2026, unless earlier repurchased, redeemed or converted. The Company plans to repay the outstanding balance upon maturity with its cash and cash equivalents balance.
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
The following table sets forth interest expense related to the Convertible Senior Notes for the years ended December 31, 2025, 2024, and 2023 (in thousands, except interest rates):

	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands, except interest rates)
Contractual interest expense	$513	$513	$797
Amortization of debt issuance costs	1,172	1,173	1,823
Total interest expense	$1,685	$1,686	$2,620
Effective interest rate	0.82%	0.82%	0.82%

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
On September 18, 2024, the Company entered into Amendment No. 1 to the 2024 Credit Agreement ("Amendment No. 1"), which reduced the interest rate of the 2024 Term Loan B Facility by 75 basis points to Term SOFR plus a margin of 3.75%, from the previous rate of Term SOFR plus a margin of 4.50%, and on March 18, 2025, the Company entered into Amendment No. 2 to the 2024 Credit Agreement ("Amendment No. 2"), which reduced the interest rate of the 2024 Term Loan B Facility by an additional 75 basis points to Term SOFR plus a margin of 3.00%. The remaining terms of the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility were substantially unchanged by these amendments.
As of December 31, 2025, the contractual interest rate related to the 2024 Term Loan B Facility was 6.72%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of December 31, 2025, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At December 31, 2025, amounts available under the 2024 Revolving Credit Facility were $171.0 million, net of letters of credit outstanding in the amount of $4.0 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended December 31, 2025.

The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
2024 Term Loan B Facility	$360,454	$363,177
Unamortized debt discount	(4,275)	(6,198)
Unamortized debt issuance costs	(4,882)	(6,877)
2024 Term Loan B Facility, net of debt discount and issuance costs	$351,297	$350,102
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
March 18, 2025 Debt Repricing
The Company analyzed the changes of Amendment No. 2 on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and new debt issuance. As a result, the Company recognized a loss on extinguishment of $2.2 million related to $1.0 million of unamortized debt discount and $1.1 million of unamortized debt issuance costs related to the portion of the 2024 Term Loan B Facility that was extinguished. The Company incurred $1.0 million of third-party debt refinancing expense, which was included in general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2025. As part of Amendment No. 2, most of the 2024 Term Loan B lenders decided to roll their loan balances over from Amendment No. 1 to Amendment No. 2, while some decided to cash out and reassign their loan balances. On March 18, 2025, $270.6 million of the 2024 Term Loan B principal balance from Amendment No. 1 was rolled over to Amendment No. 2 as part of non-cash financing activities while $92.6 million of the 2024 Term Loan B Facility principal balance from Amendment No. 1 was repaid and then reissued as part of Amendment No. 2.
The following table sets forth interest expense related to the 2024 Term Loan B Facility and 2021 Term Loan B Facility for the years ended December 31, 2025, 2024, and 2023 (in thousands, except interest rates):

	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands, except interest rates)
Contractual interest expense	$27,211	$35,139	$36,261
Amortization of debt discount	903	1,111	1,564
Amortization of debt issuance costs	1,022	1,299	2,441
Total interest expense	$29,136	$37,549	$40,266
Effective interest rate	8.04%	10.35%	11.40%
The estimated remaining amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs for fiscal years 2026 through 2030 and thereafter was as follows (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
2026	$856	$978
2027	847	968
2028	839	958
2029	830	948
2030	821	938
Thereafter	82	92
Total	$4,275	$4,882
Total Interest Expense and Interest Income
Interest expense consists primarily of contractual interest expense and amortization of debt discount, debt issuance costs, and deferred financing costs related to the Company's debt facilities under its 2024 Credit Agreement, Amended 2021 Credit Agreement as well as its Convertible Senior Notes. Interest income primarily consists of interest earned on the Company's cash equivalents. The following includes interest expense and interest income, as presented within interest expense, net in the consolidated statement of operations (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$31,648	$40,430	$43,461
Interest income	(12,725)	(13,398)	(11,092)
Interest expense, net	$18,923	$27,032	$32,369
Note 13—Commitments and Contingencies
Commitments
    The Company has commitments under non-cancelable operating leases for facilities, and its managed data center facilities (refer to Note 11).
As of December 31, 2025 and 2024, the Company had $4.0 million and $5.2 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to cloud-managed service agreements, software service agreements, and data center providers. As of December 31,

2025, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
2026	$122,494
2027	69,934
2028	10,712
2029	458
2030	447
Thereafter	37
Total	$204,082
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
Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, the Company has recently been subject to class action lawsuits alleging violations of various privacy statutes. Additionally, on September 16, 2025, the Company filed a lawsuit against Google LLC ("Google") in the U.S. District Court of the Eastern District of Virginia. The complaint alleges that Google has engaged in anticompetitive conduct in the ad exchange and ad server markets in violation of federal antitrust laws, including actions that restrict publishers' ability to use competing services and favor Google's own advertising exchange. Magnite seeks monetary damages, an injunction, structural relief, and reimbursement of reasonable costs and expenses. Magnite intends to pursue its claims vigorously, but cannot predict the outcome of this matter.
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of December 31, 2025. However, based on management’s knowledge as of December 31, 2025, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

    Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 14—Stockholders' Equity
On February 1, 2024, the Board of Directors approved a share repurchase program (the "February 2024 Repurchase Plan") under which the Company is authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Under the February 2024 Repurchase Plan, 4.5 million shares were purchased in open market purchases through December 31, 2025 for a total of approximately $60.9 million at an average of $13.43 per share. The average price paid per share purchased under the Program includes broker commission costs. As of December 31, 2025, $64.1 million remains available under the February 2024 Repurchase Plan. For accounting purposes, common stock repurchases under the Company's repurchase programs are recorded based upon the purchase date of the applicable trade. Repurchased shares are accounted for as treasury stock in the consolidated balance sheets and have all been subsequently retired.

 Note 15—Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, which relate to foreign currency translation, were as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(3,151)
Other comprehensive income	1,075
Balance at December 31, 2023	(2,076)
Other comprehensive loss	(2,345)
Balance at December 31, 2024	(4,421)
Other comprehensive income	2,970
Balance at December 31, 2025	$(1,451)

Note 16—Stock-Based Compensation
    In connection with its IPO, the Company implemented its 2014 Equity Incentive Plan, which governs equity awards made to employees and directors of the Company since the IPO. In November 2014, the Company approved the 2014 Inducement Grant Equity Incentive Plan (the "Inducement Plan"), which governs certain equity awards made to certain employees in connection with commencement of employment. In connection with the Company's acquisition of nToggle, Inc. ("nToggle"), it assumed the nToggle 2014 Equity Incentive Plan (the "nToggle Plan"), and in connection with the merger with Telaria, Inc. ("Telaria"), the Company assumed Telaria's 2013 Equity Incentive Plan, as amended (the "Telaria Plan"). Available shares under the nToggle Plan and the Telaria Plan were rolled into the available share pool under the 2014 Equity Incentive Plan at the time of acquisition of and merger with, respectively, each company. On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan"), which, among other things, increased the aggregate maximum number of shares of common stock that may be issued under the plan, removed the prior evergreen provision, and extended the plan through April 2033. All compensatory equity awards outstanding at December 31, 2025 were issued pursuant to the Amended and Restated 2014 Equity Incentive Plan, the 2014 Equity Incentive Plan, the nToggle Plan, the Telaria Plan, or the Inducement Plan.
    The Company’s equity incentive plans provide for the grant of equity awards, including non-statutory or incentive stock options, restricted stock awards ("RSAs"), restricted stock units that vest based on continuous service ("RSUs"), and restricted stock units that include performance criteria (“performance stock units” or "PSUs"), to the Company's employees, officers, directors, and consultants. The Company's board of directors administers the plans. Options vest based upon continued service at varying rates, but generally over four years from issuance with 25% vesting after one year of service and the remainder vesting monthly thereafter. RSAs and RSUs vest at varying rates, typically approximately 25% vesting after approximately one year of service and the remainder vesting annually, semi-annually, or quarterly thereafter. In addition, each Director of the Company's Board of Directors receives an annual grant which vests at the earlier of the one year anniversary of the grant date and the following annual shareholder meeting in addition to an initial equity awards in the first year of their election into the Board of Directors. Options, RSAs, RSUs, and PSUs granted under the plans accelerate under certain circumstances for certain participants upon a change in control, as defined in the governing plan. As of December 31, 2025, an aggregate of 16,576,998 shares remained available for future grants, assuming target number of PSUs, under the Amended and Restated 2014 Equity Incentive Plan.

Stock Options
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	4,160	$8.57
Granted	81	$16.46
Exercised	(526)	$5.82
Expired	(28)	$17.23
Outstanding at December 31, 2025	3,687	$9.07	3.9 years	$31,543
Exercisable at December 31, 2025	3,477	$8.84	3.6 years	$30,808
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $8.4 million, $1.0 million, and $2.2 million, respectively, based on their respective exercise dates. At December 31, 2025, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $1.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the years ended December 31, 2025, 2024, and 2023 was $11.40, $6.34, and $7.27, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Expected term (in years)	5.0	5.0	5.0
Risk-free interest rate	4.45%	3.93%	3.99%
Expected volatility	84%	84%	84%
Dividend yield	—%	—%	—%
Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2024	11,809	$10.69
Granted	4,372	$16.59
Canceled	(840)	$11.73
Vested and released	(5,823)	$11.43
Restricted stock units outstanding at December 31, 2025	9,518	$12.86
The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $16.59, $9.43, and $10.67, respectively.
The fair value of restricted stock units that vested and were released during the years ended December 31, 2025, 2024, and 2023 was $109.3 million, $61.9 million, and $50.7 million, respectively, based on their respective vesting dates. At December 31, 2025, the intrinsic value of unvested restricted stock units was $154.5 million. At December 31, 2025, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $100.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units
The Company granted 379,635 performance stock units ("PSU") to the Company's CEO in August 2021, (the "August 2021 PSUs"), which are subject to both time-based and performance-based vesting conditions. The PSUs consist of three equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $60.00, $80.00, and $100.00, respectively, over 60 consecutive trading days during a performance period commencing on August 26, 2022 and ending on August 26, 2026. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. To the extent any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least August 26, 2024 to receive any shares of common stock underlying the grant and through August 26, 2026 to receive all of the shares of common stock underlying the performance units that have satisfied the applicable performance-based requirement.
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
In 2024, the Company granted PSUs to select executive employees that vest based on share price metrics tied to total shareholder return ("TSR") relative to a peer group over a three-year period beginning January 1, 2024, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2024, assuming a performance measurement of 100%. At December 31, 2024, the one-year interim performance measurement was 150%, subject to the remaining vesting criteria and at December 31, 2025, the two-year interim performance measurement was also 150%, subject to the remaining vesting criteria.
In 2025, the Company granted PSUs with an aggregate target of 346,287 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three-year period beginning January 1, 2025, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2025. At December 31, 2025, the first one-year interim performance measurement was 80%, subject to the remaining vesting criteria.
Stock-based compensation expense for PSUs is based on the grant date fair value and the number of shares assuming a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
A summary of PSU activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	1,427	$15.35
Granted*	368	$20.72
Vested and released*	(108)	$17.28
Outstanding at December 31, 2025	1,687	$16.40
* PSUs granted and weighted-average grant date fair value include 22 shares issued above the target shares for PSUs that vested and were released during the year ended December 31, 2025.

The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the years ended December 31, 2025, 2024, and 2023 was $20.93, $11.76, and $13.32, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Performance period (in years)	3.0	3.0	3.0
Risk-free interest rate	4.26%	4.05%	4.19%
Expected volatility of Magnite	78%	87%	94%
Expected volatility of selected peer companies	56%	55%	64%
Expected correlation coefficients of Magnite	0.57	0.59	0.62
Expected correlation coefficients of selected peer companies	0.47	0.47	0.54
Dividend yield	—%	—%	—%
The fair value of PSUs that vested and were released during the year ended December 31, 2025 was $1.9 million, based on their respective vesting dates. No PSUs vested during the years ended December 31, 2024. The fair value of PSUs that vested and were released during the year ended December 31, 2023 was $1.2 million, based on their respective vesting dates. At December 31, 2025, the intrinsic value of unvested performance stock units based on expected achievement levels was $26.0 million. As of December 31, 2025, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $7.1 million, which will be recognized over a weighted-average period of 1.2 years.
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
    On June 14, 2023, the Company's stockholders approved the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan"), which, among other things, removed the evergreen provision and extended the plan through June 2033. As of December 31, 2025, the Company has reserved 3,959,114 shares of its common stock for issuance under the Company's Amended and Restated 2014 Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Cost of revenue	$2,130	$1,924	$1,809
Sales and marketing	32,942	31,436	27,263
Technology and development	17,025	18,210	20,542
General and administrative	24,551	24,949	22,860
Merger, acquisition, and restructuring costs	—	—	143
Total stock-based compensation expense	$76,648	$76,519	$72,617

For the year ended December 31, 2025, the Company recognized $57.3 million of income tax benefit on stock-based compensation expense related to 2025, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2025, income tax benefit realized related to awards vested or exercised during 2025 was $27.3 million. For the year ended December 31, 2024, the Company recognized $1.1 million of income tax benefit on stock-based compensation expense related to 2024, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2024, income tax benefit realized related to awards vested or exercised during 2024 was $14.5 million. For the year ended December 31, 2023, the Company recognized $5.5 million of income tax expense on stock-based compensation expense related to 2023, which was reflected in the provision (benefit) for income taxes in the consolidated statements of operations. For the year ended December 31, 2023, income tax benefit realized related to awards vested or exercised during 2023 was $12.5 million.

Note 17—Income Taxes
The following are the domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Domestic	$62,422	$19,481	$(165,311)
International	8,205	7,003	7,764
Income (loss) before income taxes	$70,627	$26,484	$(157,547)

The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Current:
Federal	$(170)	$89	$218
State	2,545	1,803	1,994
Foreign	1,953	1,743	1,707
Total current provision	4,328	3,635	3,919
Deferred:
Federal	(49,348)	47	763
State	(27,453)	(235)	(5,317)
Foreign	(1,513)	251	2,272
Total deferred provision (benefit)	(78,314)	63	(2,282)
Total provision (benefit) for income taxes	$(73,986)	$3,698	$1,637
The Company recorded an income tax benefit of $74.0 million for the year ended December 31, 2025 compared to an income tax expense of $3.7 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. The income tax benefit for the year ended December 31, 2025 was primarily the result of the release of the majority of the domestic and certain foreign valuation allowances on the Company's deferred tax assets and the state and foreign income tax liabilities.
The release was supported by sustained profitability and the Company’s cumulative three-year pre-tax income position, inclusive of the impact of permanent book-to-tax differences, as of December 31, 2025, together with forecasts of future taxable income and the expected reversal of taxable temporary differences sufficient to support realization of deferred tax assets.
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
The Company continues to maintain a valuation allowance against certain state and foreign deferred tax assets where it is not more likely than not that such assets will be realized.
Set forth below provides the updated requirements of ASU 2023-09 for 2025 (see Note 2). The table below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% for the year ended December 31, 2025 (in thousands except for percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$14,832	21.0%
Domestic state and local income taxes, net of federal effect(1)	(19,677)	(27.9)%
Foreign tax effects:
United Kingdom:
Changes in valuation allowance	(492)	(0.7)%
Stock option windfall benefit	(837)	(1.2)%
Other	683	1.0%
Other foreign jurisdictions	(589)	(0.8)%
Tax credits:
Research and development credits	(1,889)	(2.7)%
Nontaxable and nondeductible items:
Sec 162(m) officers' compensation	9,052	12.8%
Stock-based compensation expense	(8,867)	(12.6)%
Other	581	0.8%
Changes in valuation allowances(2)	(67,036)	(94.9)%
Worldwide changes in prior years unrecognized tax expenses	130	0.2%
Other	123	0.2%
Total tax provision (benefit) and effective income tax rate	$(73,986)	(104.8)%
(1) We consistently report the effects of the state valuation allowance on the state income tax expense line-item within our effective tax rate. In 2025, we released $22.0 million of our valuation allowance on our U.S. state deferred tax assets. State taxes in California, New York, and Virginia made up the majority (greater than 50%) of the tax effect in this category. See the income taxes paid table below as required under ASU 2023-09.

(2) In 2025, we released our entire valuation allowance of $67.0 million on our U.S. federal deferred tax assets. This is included on the change in valuation allowance line item.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21%:

	Year Ended
	December 31, 2024	December 31, 2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.6%	1.7%
Foreign income (loss) at other than U.S. rates	1.8%	(0.3)%
Stock-based compensation expense	9.0%	(2.4)%
Meals and entertainment	1.9%	(0.3)%
Other permanent items	0.9%	(0.2)%
Change in valuation allowance	(42.5)%	(17.8)%
Sec 162(m) officers' compensation	19.1%	(3.3)%
Provision to return adjustments	4.9%	0.2%
Research and development tax credits	(6.9)%	0.4%
Foreign withholding taxes	0.2%	—%
Effective income tax rate	14.0%	(1.0)%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred Tax Assets:
Allowance for doubtful accounts	$1,853	$1,597
Accrued liabilities	1,180	2,102
Lease liabilities	8,735	8,704
Stock-based compensation	2,830	3,053
Intangible assets	—	1,276
Net operating loss carryovers	70,295	77,581
Tax credit carryovers	12,430	11,098
Capitalized facilitative costs	11,014	5,975
Other	2,455	816
Total deferred tax assets	110,792	112,202
Less valuation allowance	(4,257)	(94,373)
Deferred tax assets, net of valuation allowance	106,535	17,829
Deferred Tax Liabilities:
Fixed assets	(17,550)	(7,510)
Intangible assets	(2,919)	—
Right-of-use lease assets	(7,685)	(7,647)
Debt issuance and original issue discount	(2,066)	(3,082)
Total deferred tax liabilities	(30,220)	(18,239)
Net deferred tax assets (liabilities)	$76,315	$(410)
As of December 31, 2025, the net deferred tax asset of $76.3 million consists of deferred tax assets of $76.7 million and deferred tax liabilities of $0.3 million. As of December 31, 2024, the net deferred tax liabilities of $0.4 million consists of deferred tax liabilities of $0.7 million and deferred tax assets of $0.3 million. The valuation allowance was decreased by $90.1 million and $12.6 million for the years ended December 31, 2025 and 2024, respectively, and increased by $30.2 million for the year ended December 31, 2023. The net deferred tax assets balance is presented in other assets, non-current within the Company's consolidated balance sheets and the net deferred tax liabilities balance is presented in other liabilities, non-current within the Company's consolidated balance sheets.
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date and records a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing realizability, the Company considers all available positive and negative evidence, including cumulative results of operations, historical and projected taxable income, reversal of taxable temporary differences, and the carryforward periods of existing tax attributes.
During the year ended December 31, 2025, the Company concluded that it is more likely than not that substantially all of its U.S. federal and certain state deferred tax assets will be realized. This conclusion was primarily driven by (i) sustained profitability and a cumulative three-year pre-tax income position as of December 31, 2025, (ii) forecasts of future taxable income, and (iii) the expected reversal of taxable temporary differences sufficient to support realization of deferred tax assets.
As a result, the Company released its U.S. federal, the majority of its state, and certain foreign valuation allowances during 2025. A valuation allowance continues to be recorded against certain New York state and city net operating losses subject to Section 382 limitations and certain foreign net operating losses where realization is not considered more likely than not.
At December 31, 2025, the Company had U.S. federal net operating loss carryforwards, or NOLs, of approximately $252.6 million. Approximately $103.5 million were generated in tax years beginning before January 1, 2018 and may offset 100% of taxable income, but begin to expire in 2037. The remaining federal net operating losses were generated in tax years beginning after December 31, 2017, have an indefinite carryforward period, and may offset up to 80% of taxable income in a given year.

At December 31, 2025, the Company had state NOLs of approximately $205.3 million, which will begin to expire in 2028. At December 31, 2025, the Company had foreign NOLs of approximately $17.6 million, which will begin to expire in 2026. At December 31, 2025, the Company had acquired federal research and development tax credit carryforwards of approximately $8.1 million which will begin to expire in 2036, and state research and development tax credits of approximately $10.1 million, the majority of which carry forward indefinitely.
Based on current projections of future taxable income, the Company expects to fully utilize its federal net operating losses, federal research and development credits, and the majority of the state net operating losses prior to expiration. Certain New York state and city net operating losses are subject to Section 382 limitations and are not expected to be fully realized. Based on current foreign business operations in certain foreign jurisdictions, the Company continues to maintain valuation allowances for losses that are not likely to be realized.
At December 31, 2025, unremitted earnings of the subsidiaries outside of the United States were approximately $40.7 million. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to withholding taxes payable to various foreign countries and, potentially, various state taxes. The amounts of such tax liabilities that might be payable upon actual repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2023	$4,443
Increases related to current year tax positions	490
Decreases related to prior year tax positions	(457)
Increases related to prior year tax positions	18
Balance as of December 31, 2024	4,494
Increases related to current year tax positions	529
Decreases related to prior year tax positions	(288)
Balance as of December 31, 2025	$4,735
Interest and penalties related to the Company’s unrecognized tax benefits accrued at December 31, 2025, 2024, and 2023 were not material.

Set forth below provides the new requirements of ASU 2023-09 for 2025 (see Note 2). The following table summarizes the income taxes paid, net of refunds, for the year ended December 31, 2025:

Year Ended
December 31, 2025
(in thousands)
U.S. federal	$200
U.S. state and local:
New York State	216
Virginia	211
Michigan	200
Other	1,449
Foreign:
Australia	676
India	424
Other	384
Total income taxes paid	$3,760
Due to the net operating loss carryforwards, the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For the India, Netherlands, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France only 2023 and forward are open for examination, for Australia and Singapore only 2022 and forward are open for examination, for Brazil, Canada, Germany, Malaysia, and New Zealand only 2021 and forward are open for examination, for Italy only 2020 and forward are open for examination, and for Japan 2019 and forward remain open for examination.
The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. OBBBA changes effective for 2025 were reflected in the income tax provision for the year ended December 31, 2025. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, the Company expects the net impact to its effective tax rate for 2026 to be immaterial. The Company will monitor as additional guidance becomes available.
Note 18—Merger, Acquisition, and Restructuring Costs
Merger, acquisition, and restructuring costs consist primarily of professional services fees and employee termination costs, including stock-based compensation charges, associated with historical acquisitions and restructuring activities. The Company incurred $0.2 million of merger, acquisition, and restructuring costs for the year ended December 31, 2025 and did not incur any merger, acquisition, and restructuring costs for the year ended December 31, 2024. During the year ended December 31, 2023, the Company incurred $7.5 million of merger, acquisition, and restructuring costs related to the Company's reduction of its global workforce primarily associated with the elimination of duplicative roles and other costs associated with the consolidation of its legacy CTV and SpotX CTV platforms following the SpotX, Inc. ("SpotX") acquisition, including loss contracts for office facilities the Company does not plan to continue to occupy and impairment charges related to certain assets it no longer plans to utilize.

The following table summarizes merger, acquisition, and restructuring cost activity in the year ended December 31, 2023:

Year Ended
December 31, 2023
(in thousands)
Personnel related (severance and one-time termination benefit costs)	$3,218
Loss contracts (facility related)	2,190
Exit costs	1,408
Impairment of property and equipment, net	506
Non-cash stock-based compensation (double trigger acceleration and severance)	143
Professional services (investment banking advisory, legal and other professional services)	—
Total merger, acquisition, and restructuring costs	$7,465
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
The following table summarizes accrued restructuring activity in the year ended December 31, 2023:

Year Ended
December 31, 2023
(in thousands)
Accrued merger, acquisition, and restructuring costs at beginning of period	$1,222
Personnel related and non-cash stock-based compensation	3,361
Loss contracts (facility related)	2,190
Exit costs	1,408
Impairment of property and equipment, net	506
Cash paid for restructuring costs	(4,521)
Non-cash loss contracts (lease related)	(2,190)
Non-cash impairments	(506)
Non-cash stock-based compensation	(143)
Accrued merger, acquisition, and restructuring costs at end of period	$1,327
Accrued restructuring activity for the years ended December 31, 2025 and 2024 relate to $0.2 million and $0.9 million of cash paid for restructuring costs, respectively. At December 31, 2025 and December 31, 2024, the accrued merger, acquisition, and restructuring costs balance was $0.2 million and $0.5 million, respectively.

Note 19—Related Party Transactions
During the years ended December 31, 2025, 2024, and 2023, the Company did not have material transactions with its related parties or affiliates of its related parties requiring disclosure pursuant to the applicable rules of the Financial Accounting Standards Boards or the U.S. Securities and Exchange Commission.

Note 20—Subsequent Events
In January 2026, the Company granted 4.2 million restricted stock units, 0.4 million performance stock units, and 0.1 million stock options to the Company's employees. The RSUs granted will vest over four years from issuance with approximately 25% after one year, and the remainder vesting quarterly thereafter. The options granted will vest over four years from grant date, with 25% vesting after one year and the remainder vesting monthly thereafter. The PSUs will vest on the three-year anniversary of the grant date based on certain stock price performance metrics to be measured on December 31, 2026, December 31, 2027 and December 31, 2028. The award is eligible to vest as to 0% to 150% of the target number of PSUs.
On February 23, 2026, the Board of Directors approved a new repurchase plan (the “February 2026 Repurchase Plan”), which authorized the repurchase of common stock with a value up to $200.0 million, through February 29, 2028.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
    Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
    Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Magnite, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
February 25, 2026

Item 9B. Other Information
Trading Plans
In the fourth quarter of 2025, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Douglas Knopper	Director	Adopted December 12, 2025	March 13, 2026 - March 15, 2027	Sell up to 122,777, subject to certain conditions	Yes

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or the 2026 Proxy Statement, under the headings "Proposal 1—Election of Directors," "Delinquent Section 16(a) Reports," (if applicable) and "Corporate Governance" and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the 2026 Proxy Statement under the headings "Executive Officers" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the 2026 Proxy Statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the 2026 Proxy Statement under the headings "Certain Relationships and Related Person Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    The information required by Item 14 will be included in the 2026 Proxy Statement under the heading "Proposal 2—Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

10.22
First Amendment to the Sublease between Zillow Group, Inc. and Magnite, Inc., effective August 31, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2025).

10.23*	Office Lease between 1250 Broadway Associates, LLC and Magnite, Inc., effective December 18, 2025
10.24	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2021).
10.25
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

10.26
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

10.27
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

10.28
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

19*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
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
Date February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Michael Barrett
/s/ David Day	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
David Day
/s/ Brian Gephart	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Brian Gephart
/s/ Paul Caine	Director	February 25, 2026
Paul Caine
/s/ Sarah P. Harden	Director	February 25, 2026
Sarah P. Harden
/s/ Doug Knopper	Director	February 25, 2026
Doug Knopper
/s/ Rachel Lam	Director	February 25, 2026
Rachel Lam
/s/ David Pearson	Director	February 25, 2026
David Pearson
/s/ James Rossman	Director	February 25, 2026
James Rossman
/s/ Robert F. Spillane	Director	February 25, 2026
Robert F. Spillane
/s/ Diane Yu	Director	February 25, 2026
Diane Yu