Form 10-Q
period 2026-03-31
MAGNITE, INC.
filed 2026-05-06
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2026
Common Stock, $0.00001 par value	143,215,003

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$184,648	$553,362
Accounts receivable, net	1,430,657	1,301,955
Prepaid expenses and other current assets	32,276	26,261
TOTAL CURRENT ASSETS	1,647,581	1,881,578
Property and equipment, net	115,865	108,546
Right-of-use lease assets	74,655	66,611
Internal use software development costs, net	29,416	28,799
Intangible assets, net	9,816	12,445
Goodwill	983,902	983,902
Other assets, non-current	85,272	82,494
TOTAL ASSETS	$2,946,507	$3,164,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,589,636	$1,607,664
Lease liabilities, current	21,737	20,163
Debt, current, net of debt issuance costs	3,632	208,447
Other current liabilities	5,903	5,462
TOTAL CURRENT LIABILITIES	1,620,908	1,841,736
Debt, non-current, net of debt discount and issuance costs	347,217	347,665
Lease liabilities, non-current	57,081	50,085
Other liabilities, non-current	3,394	2,539
TOTAL LIABILITIES	2,028,600	2,242,025
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2026 and December 31, 2025; 143,301 and 142,964 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,431,531	1,440,358
Accumulated other comprehensive loss	(1,479)	(1,451)
Accumulated deficit	(512,147)	(516,559)
TOTAL STOCKHOLDERS' EQUITY	917,907	922,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,946,507	$3,164,375

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$164,371	$155,771
Expenses:
Cost of revenue	60,408	62,799
Sales and marketing	46,088	48,106
Technology and development	25,173	22,292
General and administrative	24,983	23,938
Total expenses	156,652	157,135
Income (loss) from operations	7,719	(1,364)
Other (income) expense:
Interest expense, net	4,557	5,177
Foreign exchange (gain) loss, net	(147)	2,217
Loss on extinguishment of debt	—	2,152
Other income	(422)	(423)
Total other expense, net	3,988	9,123
Income (loss) before income taxes	3,731	(10,487)
Benefit for income taxes	(681)	(853)
Net income (loss)	$4,412	$(9,634)
Net income (loss) per share:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)
Weighted average shares used to compute net income (loss) per share:
Basic	143,541	141,852
Diluted	148,077	141,852

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$4,412	$(9,634)
Other comprehensive income (loss):
Foreign currency translation adjustments	(28)	829
Other comprehensive income (loss)	(28)	829
Comprehensive income (loss)	$4,384	$(8,805)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	—	$—	$768,218
Exercise of common stock options	49	—	252	—	—	—	—	252
Issuance of common stock related to RSU and PSU vesting	2,522	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,022)	—	(20,314)	—	—	—	—	(20,314)
Purchase of treasury stock	—	—	—	—	—	(1,500)	(19,229)	(19,229)
Retirement of common stock	(1,500)	—	(19,229)	—	—	1,500	19,229	—
Stock-based compensation	—	—	21,631	—	—	—	—	21,631
Other comprehensive income	—	—	—	829	—	—	—	829
Net loss	—	—	—	—	(9,634)	—	—	(9,634)
Balance at March 31, 2025	141,476	$2	$1,416,149	$(3,592)	$(670,806)	—	$—	$741,753

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	142,964	$2	$1,440,358	$(1,451)	$(516,559)	—	$—	$922,350
Exercise of common stock options	5	—	26	—	—	—	—	26
Issuance of common stock related to RSU and PSU vesting	2,568	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,139)	—	(14,645)	—	—	—	—	(14,645)
Purchase of treasury stock	—	—	—	—	—	(1,097)	(14,483)	(14,483)
Retirement of common stock	(1,097)	—	(14,483)	—	—	1,097	14,483	—
Stock-based compensation	—	—	20,275	—	—	—	—	20,275
Other comprehensive loss	—	—	—	(28)	—	—	—	(28)
Net income	—	—	—	—	4,412	—	—	4,412
Balance at March 31, 2026	143,301	$2	$1,431,531	$(1,479)	$(512,147)	—	$—	$917,907

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES:
Net income (loss)	$4,412	$(9,634)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,367	15,601
Stock-based compensation	19,685	21,209
Loss on extinguishment of debt	—	2,152
Amortization of debt discount and issuance costs	848	967
Non-cash lease expense	527	(516)
Deferred income taxes	(1,152)	154
Unrealized foreign currency (gain) loss, net	(3,010)	4,496
Other items, net	(23)	(101)
Changes in operating assets and liabilities:
Accounts receivable	(129,312)	147,859
Prepaid expenses and other assets	(7,965)	(11,469)
Accounts payable and accrued expenses	(21,402)	(166,353)
Other liabilities	2,259	(1,804)
Net cash (used in) provided by operating activities	(120,766)	2,561
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,400)	(14,377)
Capitalized internal use software development costs	(3,720)	(2,821)
Net cash used in investing activities	(13,120)	(17,198)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	—	92,622
Repayment of the Term Loan B Facility from refinancing and repricing activities	—	(92,622)
Payment for debt issuance costs	—	(159)
Repayment of debt	(908)	—
Repayment of convertible senior notes	(205,067)	—
Proceeds from exercise of stock options	26	252
Purchase of treasury stock	(14,483)	(19,229)
Taxes paid related to net share settlement	(14,645)	(20,314)
Net cash used in financing activities	(235,077)	(39,450)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	249	575
CHANGE IN CASH AND CASH EQUIVALENTS	(368,714)	(53,512)
CASH AND CASH EQUIVALENTS — Beginning of period	553,362	483,220
CASH AND CASH EQUIVALENTS — End of period	$184,648	$429,708

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$303	$571
Cash paid for interest	$6,288	$6,679
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$6,683	$8,133
Capitalized stock-based compensation	$590	$422
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,837	$11,692
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$(150)	$2,047
Non-cash financing activity related to Amendment Nos. 1 and 2 to the 2024 Credit Agreement	$—	$270,555

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
The Company provides technology solutions to automate the purchase and sale of digital advertising inventory for buyers and sellers globally, across all channels, formats and auction types. The Company's platform features applications and services for sellers of digital advertising inventory, or publishers, that own and operate connected television ("CTV") channels, applications, websites, and other digital media properties, to manage and monetize their inventory; applications and services for buyers, including advertisers, agencies, agency trading desks, and demand side platforms, to buy digital advertising inventory; and a transparent, independent marketplace that brings buyers and sellers together and facilitates intelligent decision making and automated transaction execution at scale. The Company's clients include many of the world's leading buyers and sellers of digital advertising inventory.
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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2026, or for any future year.
The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in its 2025 Annual Report on Form 10-K.
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in its Annual Report on Form 10-K, except for the adoption of Accounting Standard Update ("ASU") 2025-05 as described in "Recently Adopted Accounting Standards" below.
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
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. As permitted by ASU 2025-05, the Company elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of its current accounts receivable when developing reasonable and supportable forecasts. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements and disclosures.
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

Note 2—Net Income (Loss) Per Share
The following table presents the basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share data)
Basic Net Income (Loss) Per Share:
Net income (loss)	$4,412	$(9,634)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	143,541	141,852
Basic net income (loss) per share	$0.03	$(0.07)

Diluted Net Income (Loss) Per Share:
Net income (loss) used to calculate diluted income (loss) per share	$4,412	$(9,634)

Denominator:
Weighted-average common shares used to compute basic net income (loss) per share	143,541	141,852
Dilutive effect of weighted-average restricted stock units	2,342	—
Dilutive effect of weighted-average common stock options	1,616	—
Dilutive effect of weighted-average performance stock units	551	—
Dilutive effect of weighted-average Employee Stock Purchase Plan ("ESPP") shares	27	—
Weighted-average shares used to compute diluted net income (loss) per share	148,077	141,852
Diluted net income (loss) per share	$0.03	$(0.07)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Unvested restricted stock units	—	5,117
Options to purchase common stock	—	2,087
Unvested performance stock units	—	987
ESPP shares	—	65
Convertible Senior Notes	2,639	3,210
Total shares excluded from diluted net income (loss) per share	2,639	11,466

The following table presents the achievement levels for the performance stock units as of March 31, 2026, using actual achievement levels for the tranches for which the performance period had been completed and expected achievement levels for ongoing performance periods:

	Tranche 1	Tranche 2	Tranche 3
Award Year:
2021	0%	0%	0%
2023*	126%	—	—
2024	150%	150%	128%
2025	80%	46%	46%
2026	26%	26%	26%
* The performance stock units granted during 2023 vested on January 1, 2026 with an achievement of approximately 126%.
The following table presents the achievement levels for the performance stock units as of March 31, 2025, using actual achievement levels for the tranches for which the performance period had been completed and expected achievement levels for ongoing performance periods:

	Tranche 1	Tranche 2	Tranche 3
Award Year:
2021	0%	0%	0%
2023	118%	—	—
2024	150%	150%	150%
2025	44%	44%	44%
These expected and actual achievement levels as of March 31, 2026 and 2025 are included in the calculation of weighted-average shares in the net income (loss) per share tables above. Refer to Note 11 for additional information related to performance stock units.
For the three months ended March 31, 2026 and 2025, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 9) was approximately 2,639,414 and 3,210,098, respectively, and were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. The Convertible Senior Notes had an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which was subject to anti-dilution adjustments in certain circumstances. On March 15, 2026, the Convertible Senior Notes matured, and no Convertible Senior Notes remained outstanding at March 31 2026.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	(in thousands, except percentages)
Revenue:
Net basis	$158,407	96%	$138,074	89%
Gross basis	5,964	4	17,697	11
Total	$164,371	100%	$155,771	100%

The following table presents the Company's revenue by channel for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	(in thousands, except percentages)
Channel:
CTV	$85,380	52%	$72,549	47%
Mobile	55,606	34%	58,461	37%
Desktop	23,385	14%	24,761	16%
Total	$164,371	100%	$155,771	100%
The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	(in thousands, except percentages)
United States	$123,295	75%	$116,784	75%
International	41,076	25	38,987	25%
Total	$164,371	100%	$155,771	100%

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for credit losses is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of expected credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for credit losses. Accounts receivable are presented net of an allowance for credit losses of $4.3 million at March 31, 2026, and $4.0 million at December 31, 2025. Accounts receivable are written off against the allowance for credit losses when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.3 million and $2.2 million as of March 31, 2026 and December 31, 2025, respectively.
The following is a summary of activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Allowance for credit losses, beginning balance	$4,013	$2,902
Write-offs	(32)	(110)
Increase (decrease) in provision for expected credit losses	235	(210)
Recoveries of previous write-offs	43	—
Allowance for credit losses, ending balance	$4,259	$2,582
The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of bad debt expense or recoveries the Company recognizes each period. During the three months ended March 31, 2026 and 2025, the activity related to the provision for expected credit losses associated with accounts receivable and the activity of contra seller payables related to recoveries of uncollected buyer receivables were immaterial, which resulted in immaterial amounts of bad debt expense or recovery recognized in the respective periods.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at March 31, 2026:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$18,247	$18,247	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$342,771	$342,771	$—	$—
At March 31, 2026 and December 31, 2025, cash equivalents of $18.2 million and $342.8 million, respectively, consisted of money market funds with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At March 31, 2026 and December 31, 2025, the Company had debt outstanding under its 2024 Term Loan B Facility and at December 31, 2025, the Company also had debt outstanding under its Convertible Senior Notes (as defined in Note 9) included in its balance sheets. On March 15, 2026, the Convertible Senior Notes matured and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding at March 31, 2026. The estimated fair value of the Company's Convertible Senior Notes was $199.2 million as of December 31, 2025. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2025 and is classified as Level 2 in the fair value hierarchy. At March 31, 2026 and December 31, 2025, the estimated fair value of the Company's 2024 Term Loan B Facility was $357.7 million and $360.0 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.

Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Computer equipment and network hardware	$242,695	$227,762
Furniture, fixtures, and office equipment	2,669	2,639
Leasehold improvements	1,180	1,117
Purchased software	1,108	1,108
Gross property and equipment	247,652	232,626
Accumulated depreciation	(131,787)	(124,080)
Property and equipment, net	$115,865	$108,546
Depreciation expense related to property and equipment totaled $8.0 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
The Company's property and equipment, net by geographical region was as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
United States	$103,672	$95,035
International	12,193	13,511
Total	$115,865	$108,546
Note 6—Intangible Assets
The Company’s intangible assets as of March 31, 2026 and December 31, 2025 included the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Amortizable intangible assets:
Developed technology	$112,250	$112,250
Customer relationships	60	60
In-process research and development	8,830	8,830
Other intangible assets	1,844	1,844
Non-compete agreements	690	690
Total identifiable intangible assets, gross	123,674	123,674
Accumulated amortization—intangible assets:
Developed technology	(104,054)	(101,880)
Customer relationships	(60)	(38)
In-process research and development	(8,607)	(8,273)
Other intangible assets	(986)	(954)
Non-compete agreements	(151)	(84)
Total accumulated amortization—intangible assets	(113,858)	(111,229)
Total intangible assets, net	$9,816	$12,445
Amortization of intangible assets for the three months ended March 31, 2026 and 2025 was $2.6 million and $7.4 million, respectively.

The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of March 31, 2026:

Fiscal Year	Amount
(in thousands)
Remaining 2026	$5,466
2027	2,466
2028	1,367
2029	79
2030	79
Thereafter	359
Total	$9,816

Note 7—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accounts payable—seller	$1,533,897	$1,572,103
Accounts payable—trade	31,826	15,037
Accrued employee-related payables	21,913	19,524
Accrued holdback - indemnification claims	2,000	1,000
Total	$1,589,636	$1,607,664

Note 8—Lease Obligations
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 4.3 years and 4.2 years as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, a weighted average discount rate of 6.09% and 6.03%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheets.
Operating lease expense was $6.7 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company recognized variable lease expense of $1.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
Cash paid for amounts included in lease liabilities was $6.2 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of March 31, 2026 (in thousands):

Fiscal Year
Remaining 2026	$19,624
2027	20,724
2028	16,942
2029	17,009
2030	9,517
Thereafter	5,647
Total lease payments (undiscounted)	89,463
Less: imputed interest	(10,645)
Lease liabilities—total (discounted)	$78,818
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for office space and data centers that had not commenced as of March 31, 2026; therefore, the leases were not included in the lease liabilities and ROU assets balance as of March 31, 2026. The Company has future commitments totaling $34.1 million over a weighted average term of 7.9 years related to these agreements, of which $32.8 million relate to one lease that will commence in 2030 over 8.2 years.
The Company's operating lease right-of-use assets by geographical region were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
United States	$68,685	$59,634
International	5,970	6,977
Total	$74,655	$66,611

Note 9—Debt
Current and long term debt as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Convertible Senior Notes	$—	$205,067
Less: Unamortized debt issuance costs	—	(252)
Net carrying value of Convertible Senior Notes	—	204,815

2024 Term Loan B Facility	359,546	360,454
Less: Unamortized debt discount and issuance costs	(8,697)	(9,157)
Net carrying value of 2024 Term Loan B Facility	350,849	351,297

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	3,632	208,447
Debt, non-current, net of debt discount and issuance costs	347,217	347,665
Total debt	$350,849	$556,112

Maturities of the principal amount of the Company's debt were as follows as of March 31, 2026 (in thousands):

Fiscal Year
Remaining 2026	$2,724
2027	3,632
2028	3,632
2029	3,632
2030	3,632
Thereafter	342,294
Total	$359,546
Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $0.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.
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
The Convertible Senior Notes matured on March 15, 2026, and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding as of March 31, 2026.
In connection with the pricing of the Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with various financial institutions (the "Capped Call Transactions"). The cost of the Capped Call Transactions were recorded as a reduction of the Company's additional paid-in capital in the accompanying consolidated financial statements. The Capped Call Transactions expired as of March 15, 2026.
The following table sets forth interest expense related to the Convertible Senior Notes for the three months ended March 31, 2026 and 2025 (in thousands, except interest rates):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$107	$128
Amortization of debt issuance costs	252	293
Total interest expense	$359	$421
Effective interest rate	0.82%	0.82%

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
As of March 31, 2026, the contractual interest rate related to the 2024 Term Loan B Facility was 6.67%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of March 31, 2026, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. At March 31, 2026, amounts available under the 2024 Revolving Credit Facility were $170.9 million, net of letters of credit outstanding in the amount of $4.1 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended March 31, 2026.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
2024 Term Loan B Facility	$359,546	$360,454
Unamortized debt discount	(4,060)	(4,275)
Unamortized debt issuance costs	(4,637)	(4,882)
2024 Term Loan B Facility, net of debt discount and issuance costs	$350,849	$351,297
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
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$6,025	$7,230
Amortization of debt discount	215	256
Amortization of debt issuance costs	245	282
Total interest expense	$6,485	$7,768
Effective interest rate	7.20%	8.56%
The estimated remaining amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs was as follows as of March 31, 2026 (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2026	$641	$733
2027	847	968
2028	839	958
2029	830	948
2030	821	938
Thereafter	82	92
Total	$4,060	$4,637

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$7,008	$8,420
Interest income	(2,451)	(3,243)
Interest expense, net	$4,557	$5,177

Note 10—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities and its managed data center facilities (refer to Note 8).
As of March 31, 2026 and December 31, 2025, the Company had $4.1 million and $4.0 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to cloud-managed service agreements, software service agreements, and data center providers. As of March 31, 2026, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2026	$85,244
2027	74,449
2028	11,179
2029	1,047
2030	1,053
Thereafter	37
Total	$173,009
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
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2026. However, based on management’s knowledge as of March 31, 2026, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 11—Stock-Based Compensation
Stock Options
A summary of stock option activity for the three months ended March 31, 2026 was as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2025	3,687	$9.07
Granted	91	$16.23
Exercised	(5)	$5.16
Outstanding at March 31, 2026	3,773	$9.25	3.8 years	$18,027
Exercisable at March 31, 2026	3,538	$8.94	3.5 years	$17,833
At March 31, 2026, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $2.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $10.64 and $11.40, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.73%	4.45%
Expected volatility	78%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2025	9,518	$12.86
Granted	4,367	$16.11
Canceled	(195)	$12.96
Vested and released	(1,969)	$13.48
Restricted stock units outstanding and unvested at March 31, 2026	11,721	$13.96
The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2026 and 2025 was $16.11 and $16.21, respectively.
The fair value of restricted stock units that vested and were released during the three months ended March 31, 2026 and 2025 was $23.0 million and $48.1 million, respectively, based on their respective vesting dates. At March 31, 2026, the intrinsic value of unvested restricted stock units was $139.2 million. At March 31, 2026, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $150.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Performance Stock Units
The Company grants performance stock units ("PSU") to select executive employees that vest based on share price metrics tied to total shareholder return ("TSR") relative to a peer group, subject to a time-based service component. Between 0% and 150%

of the performance stock units will vest at the end of the performance period, which is generally on the third anniversary of the PSU grant date.
Stock-based compensation expense for PSUs is based on the grant date fair value and the number of shares assuming a performance measurement of 100%. The compensation expense will not be reversed if the performance metrics are not met.
During the three months ended March 31, 2026, the Company granted PSUs with an aggregate target of 373,653 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2026, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2026.
A summary of PSU activity for the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2025	1,687	$16.40
Granted *	498	$18.59
Vested and released *	(599)	$13.32
Outstanding at March 31, 2026	1,586	$18.25
* PSUs granted and weighted-average grant date fair value include 125 shares issued above the target shares for a PSU that vested and was released during the three months ended March 31, 2026.
The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the three months ended March 31, 2026 and March 31, 2025 was $20.35 and $20.93, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Performance period (in years)	3.0	3.0
Risk-free interest rate	3.52%	4.26%
Expected volatility of Magnite	66%	78%
Expected volatility of selected peer companies	54%	56%
Expected correlation coefficients of Magnite	0.48	0.57
Expected correlation coefficients of selected peer companies	0.45	0.47
Dividend yield	—%	—%
During the three months ended March 31, 2026 and 2025, the fair value of PSUs that vested and were released was $9.7 million and $1.9 million, respectively, based on their respective vesting dates. At March 31, 2026, the intrinsic value of unvested performance stock units based on expected achievement levels was $11.4 million. As of March 31, 2026, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $12.9 million, which will be recognized over a weighted-average period of 1.4 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cost of revenue	$685	$572
Sales and marketing	8,374	9,144
Technology and development	4,718	4,635
General and administrative	5,908	6,858
Total stock-based compensation expense	$19,685	$21,209
As of March 31, 2026, an aggregate of 12,953,675 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").

As of March 31, 2026, the Company has reserved 3,959,114 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
Note 12—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, deductible stock option expenses, and nondeductible executive compensation.
The Company recorded an income tax benefit of $0.7 million and $0.9 million for the three months ended March 31, 2026, and 2025, respectively. The tax benefit for the three months ended March 31, 2026 was primarily the result of the vesting of share-based awards. The tax benefit for the three months ended March 31, 2025 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The Company continues to maintain a partial valuation allowance against certain state and foreign DTAs where it is not more likely than not that such assets will be realized.
The Company released a majority of the domestic and foreign valuation allowances during the quarter ended December 31, 2025. The Company continues to maintain a partial valuation allowance on certain DTAs until there is sufficient evidence to support the reversal of all or some additional portion of these allowances. The exact timing and amount of future valuation allowance releases are dependent upon when sufficient evidence exists to support their realization.
Due to the net operating loss ("NOL") carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. For India, Netherlands, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France, only 2023 and forward are open, for Australia and Singapore, only 2022 and forward are open for examination, for Brazil, Canada, Germany, Malaysia and New Zealand, only 2021 and forward are open for examination, for Italy, only 2020 and forward are open for examination, and for Japan, only 2019 and forward remain open for examination.
Pursuant to Section 382 of the Internal Revenue Code (the "Code"), the Company and Telaria, Inc. both underwent ownership changes for tax purposes (i.e. a more than 50% change in stock ownership in aggregated 5% shareholders) on April 1, 2020 due to the merger with Telaria Inc. As a result, the use of the Company's total domestic NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual use limitations under Section 382 and Section 383 of the Code and comparable state income tax laws. The Company believes that the ownership change will not impact its ability to utilize substantially all of its NOLs and state research and development carryforward tax credits to the extent it will generate taxable income that can be offset by such losses. The Company reasonably expects some of its federal research and development carryforward tax credits will not be recovered prior to expiration.
There was no material change to the Company's unrecognized tax benefits in the three months ended March 31, 2026 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. OBBBA changes effective for 2025 were reflected in the income tax provision for the year ended December 31, 2025, and the OBBBA changes effective for 2026 are reflected in the Company's estimated effective tax rate for the three months ended March 31, 2026. Based on current projections, the continuing impact is expected to be a deferral of the payment of current income taxes over multiple years; however, the Company expects the net impact to its effective tax rate for 2026 to be immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements, including statements based upon or relating to our expectations, assumptions, estimates, and projections. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "anticipate," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions. Forward-looking statements may include, but are not limited to, statements concerning the Company's guidance or expectations with respect to future financial performance; acquisitions by the Company, or the anticipated benefits thereof; macroeconomic conditions or concerns related thereto; the growth of ad-supported programmatic connected television ("CTV"); our ability to use and collect data to provide our offerings; the scope and duration of client relationships; the fees we may charge in the future; key strategic objectives; anticipated benefits of new offerings; business mix; sales growth; benefits from supply path optimization; our ability to adapt to advancements in artificial intelligence ("AI"); the development of identity solutions; client utilization of our offerings; the impact of requests for discounts, rebates, or other fee concessions; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; the effects of regulatory developments or antitrust rulings on competitive dynamics in our industry; our litigation against Google LLC, or the anticipated benefits thereof; certain statements regarding future operational performance measures; and other statements that are not historical facts. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, outcomes, performance or achievements, or the timing thereof, to be materially different from expectations or results projected or implied by forward-looking statements.
We discuss many of these risks, uncertainties, and additional factors that could cause actual results, outcomes, or timing thereof, to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other filings we have made and will make from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings. These forward-looking statements represent our estimates and assumptions only as of the date of the report in which they are included. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results or outcomes could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
In April 2025, we announced the introduction of our next generation SpringServe CTV platform, which combines the features and functionalities of our streaming SSP and ad server. Our SpringServe platform offers CTV sellers a holistic solution to manage and monetize their entire portfolio of CTV ad inventory, across both programmatic and direct-sold video inventory, while providing a more efficient connection for buyers to premium CTV supply. We provide sellers with a full suite of tools to protect the consumer viewing experience and brand safety expectations, while increasing revenue opportunities, including tools for mediation and yield optimization, forecasting and planning, customized ad experiences and formats, dynamic ad insertion to serve live streaming events and advanced podding logic to manage competitive separation. These tools are particularly important to CTV sellers who need to provide a TV-like viewing and advertising experience for consumers.
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
Automation of Buying and Selling
Due to the size and complexity of the digital advertising ecosystem and purchasing process, manual processes cannot effectively manage digital advertising inventory at scale. In addition, both buyers and sellers are demanding more transparency, better controls and more relevant insights from their advertising inventory purchases and sales. This has created a need for software solutions, known as programmatic advertising, that automate the process for planning, buying, selling and measuring digital advertising across screens. Programmatic transactions include biddable auctions, where multiple buyers bid against each other in a real-time auction for the right to purchase a publisher's inventory, as well as reserve auctions, where publishers establish direct deals or private marketplaces with select buyers. These reserve auctions may also be guaranteed, where a buyer has negotiated a pre-established price and volume with a seller.
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. Initially, many streaming services were subscription based, but as the market has matured, the largest streaming publishers have adopted ad-supported models or hybrid models that rely on a combination of subscription fees and advertising. With the proliferation of CTV advertising inventory, we believe that brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Moreover, we believe that as the amount of CTV inventory continues to scale, it will become increasingly more accessible to small and medium sized businesses, many of whom have no experience advertising on linear TV. We believe this transition is likely to be accelerated by advancements in AI, and in September 2025 we completed the acquisition of Streamrai, Inc. ("Streamer.ai"), a self-service platform that specializes in artificial intelligence tools that make CTV advertising accessible to small and medium-sized businesses. The Streamr.ai technology leverages generative AI to automate the creation of broadcast-quality video ads and streamline campaign setup, allowing advertisers to launch CTV campaigns in significantly less time and at significantly less cost than traditional methods.
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
We have made and plan to continue to make significant investments in technology, sales and support related to our CTV growth initiatives, and believe CTV will be the most significant driver of our revenue growth for the foreseeable future.
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
Macroeconomic Developments
Macroeconomic challenges such as inflation, tariffs and trade wars, the interest rate environment, global conflicts, the risk of a recession, labor strikes, and significant volatility in commodity prices, including the price of oil, generally have a negative impact on ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, inflation and tariffs could result in an increase in our cost base relative to our revenue and increased cost associated with our infrastructure investments. Moreover, in response to U.S. tariffs, foreign countries in which we operate may enact additional or new taxes that are applicable to our business.

Refer to Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to risks associated with macroeconomic challenges.

Components of Our Results of Operations
We report our financial results as one operating segment. Our consolidated operating results are regularly reviewed by our chief operating decision maker, principally to make decisions about how we allocate our resources and to measure our operating performance.
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
For the three months ended March 31, 2026 and 2025, our revenue reported on a gross basis was 4% and 11%, respectively, of total revenue. The decline in our revenue reported on a gross basis as a percentage of our revenue is primarily due to declines in our managed service business, which is accounted for on a gross basis, as advertisers continue to shift budgets towards more automated solutions.
Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and Note 2 thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %
	March 31, 2026	March 31, 2025
	(in thousands)
Revenue	$164,371	$155,771	6%
Expenses:
Cost of revenue	60,408	62,799	(4)%
Sales and marketing	46,088	48,106	(4)%
Technology and development	25,173	22,292	13%
General and administrative	24,983	23,938	4%
Total expenses	156,652	157,135	—%
Income (loss) from operations	7,719	(1,364)	NM
Other expense, net	3,988	9,123	(56)%
Income (loss) before income taxes	3,731	(10,487)	NM
Benefit for income taxes	(681)	(853)	(20)%
Net income (loss)	$4,412	$(9,634)	NM
NM - Not meaningful

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	100%	100%
Cost of revenue	37	40
Sales and marketing	28	31
Technology and development	15	14
General and administrative	15	15
Total expenses	95	101
Income (loss) from operations	5	(1)
Other expense, net	2	6
Income (loss) before income taxes	2	(7)
Benefit for income taxes	—	(1)
Net income (loss)	3%	(6)%
Note: Percentages may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
Revenue increased $8.6 million, or 6%, for the three months ended March 31, 2026 compared to the prior year period. Our revenue growth was driven by growth in CTV, which increased by $12.8 million, or 18%. This increase was partially offset by a decline in revenue from mobile and desktop of $2.9 million, or 5%, and $1.4 million, or 6%, respectively.
Our CTV revenue growth for the three months ended March 31, 2026 compared to the prior year period was negatively impacted by a decline in the relative percentage of transactions reported on a gross basis, compared to on a net basis. Transactions reported on a gross basis generally result in a higher revenue contribution with an associated increase in our traffic acquisition costs. See "Key Operating and Financial Performance Metrics" below for a discussion of Contribution ex-TAC, which presents a year-over-year comparison of our CTV growth, without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.

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
For the full year 2026, we believe our revenue should increase compared to the prior year period and we expect CTV to be our biggest growth driver.
Cost of Revenue
Cost of revenue expenses decreased $2.4 million, or 4%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to a decrease of $6.5 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis. This decrease was partially offset by increases of $2.6 million in cloud hosting, data center, and bandwidth expenses and $1.1 million in personnel costs.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, whether transactions are reported on a gross or net basis, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses decreased $2.0 million, or 4%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to a decrease of $2.3 million in depreciation and amortization, which was driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, based on the timing of our investments and seasonality in our industry and business. Such fluctuations may not be directly proportional to changes in revenue.
Technology and Development
Technology and development expenses increased $2.9 million, or 13%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to increases of $1.7 million in event and travel-related expenses and $1.2 million in personnel costs.
Technology and development expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of technology and development efforts, the timing and the rate of the amortization of internally-developed capitalized projects and the timing and amounts of future capitalized internally-developed software costs. Such fluctuations may not be directly proportional to changes in revenue.
General and Administrative
General and administrative expenses increased $1.0 million, or 4%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to increases of $1.0 million in professional services expenses.
General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Other (Income) Expense, Net

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Interest expense, net	$4,557	$5,177
Foreign exchange (gain) loss, net	(147)	2,217
Loss on extinguishment of debt	—	2,152
Other income	(422)	(423)
Total other expense, net	$3,988	$9,123
Interest expense, net decreased $0.6 million for the three months ended March 31, 2026, compared to the prior year period. The net decreases were primarily due to a decrease in interest expense as a result of the repricing of our term loan facilities.
Foreign exchange (gain) loss, net decreased by $2.4 million for the three months ended March 31, 2026 compared to the prior year period due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.

The loss on extinguishment of debt of $2.2 million for the three months ended March 31, 2025, was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below).
Other income was relatively flat for the three months ended March 31, 2026 compared to the prior year period as we had similar levels of sublease activity.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.7 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. The tax benefit for the three months ended March 31, 2026 was primarily the result of the vesting of share-based awards. The tax benefit for the three months ended March 31, 2025 was primarily the result of the Company's ability to recognize deferred tax assets subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" into law. These changes were reflected in the income tax provision for the three months ended March 31, 2026. We have evaluated the tax law as it relates to our financials and determined there is no material impact on the periods presented above. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, we expect the net impact to our effective tax rate for 2026 to be immaterial. We will continue to monitor for any impact of future guidance.

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

	Three Months Ended
	March 31, 2026	March 31, 2025	Change %
	(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$164,371	$155,771	6%
Gross profit	$103,963	$92,972	12%
Contribution ex-TAC	$160,904	$145,848	10%
Net income (loss)	$4,412	$(9,634)	NM
Adjusted EBITDA	$42,861	$36,800	16%
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

The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change %
	(in thousands)
Revenue	$164,371	$155,771	6%
Less: Cost of revenue	60,408	62,799	(4)%
Gross profit	103,963	92,972	12%
Add back: Cost of revenue, excluding TAC	56,941	52,876	8%
Contribution ex-TAC	$160,904	$145,848	10%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the three months ended March 31, 2026 and 2025:

	Contribution ex-TAC
	Three Months Ended
	March 31, 2026	March 31, 2025	Change %
	(in thousands)
Channel:
CTV	$82,269	$63,225	30%
Mobile	55,351	58,008	(5)%
Desktop	23,284	24,615	(5)%
Total	$160,904	$145,848	10%
Contribution ex-TAC increased $15.1 million, or 10%, for the three months ended March 31, 2026 compared to the prior year period.
For the remainder of 2026, we expect Contribution ex-TAC will increase compared to the prior year period and we expect CTV will be our biggest growth driver.
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net income (loss)	$4,412	$(9,634)
Add back (deduct):
Stock-based compensation expense	19,685	21,209
Depreciation and amortization expense, excluding amortization of acquired intangible assets	11,737	8,218
Amortization of acquired intangibles	2,630	7,383
Interest expense, net	4,557	5,177
Benefit for income taxes	(681)	(853)
Foreign exchange (gain) loss, net	(147)	2,217
Loss on extinguishment of debt	—	2,152
Other debt refinancing expense	—	967
Litigation expense (1)	640	—
Non-operational real estate and other (income) expense, net	28	(36)
Adjusted EBITDA	$42,861	$36,800
(1) Litigation expense includes professional and legal expenses related to the Google Action and defense costs relating to class action privacy litigation. For additional information, see the "Regulatory Developments and Google Litigation" section and Part II, Item 1. "Legal Proceedings."

Adjusted EBITDA increased by $6.1 million during the three months ended March 31, 2026 compared to the prior year period.

Liquidity and Capital Resources
Liquidity
As of March 31, 2026, we had cash and cash equivalents of $184.6 million, of which $51.5 million was held in foreign currency denominated cash and cash equivalents accounts, and an aggregate gross principal amount of $359.5 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $4.1 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
Our known principal cash requirements for the twelve-month period following this report primarily consist of personnel costs, contractual payment obligations, including office leases, cloud hosting, data center, and bandwidth expenses, capital expenditures, payment of interest, required principal payments on our 2024 Term Loan B Facility, cash outlays for income taxes, and cash requirements to fund working capital. In the longer term, we would expect to have similar cash requirements with increases in absolute dollars associated with the continued growth of our business and expansion of operations. See "Contractual Obligations and Known Future Cash Requirements" for a further discussion of our known material contractual obligations.
On February 1, 2024, the Board of Directors approved a repurchase plan (the "2024 Repurchase Plan"), pursuant to which we were authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. From January 1, 2026 to February 1, 2026, we repurchased 33,800 shares of the Company's common stock for an aggregate amount of $0.5 million pursuant to the 2024 Repurchase Plan. As of February 1, 2026, $63.7 million was available under the 2024 Repurchase Plan, which subsequently expired.
On February 23, 2026, the Board of Directors approved a new repurchase plan (the "2026 Repurchase Plan"), which authorized the repurchase of common stock with an aggregate market value of up to $200.0 million, through February 29, 2028. During three months ended March 31, 2026, we repurchased 1,063,217 shares of the Company's common stock for an aggregate amount of $14.0 million pursuant to the 2026 Repurchase Plan. As of March 31, 2026, $186.0 million was available under the 2026 Repurchase Plan.
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
We believe our existing cash and cash equivalents, cash generated from operating activities, and amounts available to borrow under our 2024 Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months from the issuance of our financial statements. However, there are multiple factors that could impact our cash balances in the future, including the factors described above with respect to working capital and cash conversion cycles, as well as the duration and severity of events beyond our control, macroeconomic factors, and other factors set forth in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. On March 15, 2026, the Convertible Senior Notes matured, and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding as of March 31, 2026.
In conjunction with the issuance of the Convertible Senior Notes, we entered into capped call transactions to reduce the Company's exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Senior Notes. As of March 15, 2026, the capped call transactions have expired.
On February 6, 2024, we entered into a credit agreement (the "2024 Credit Agreement") with Morgan Stanley Senior Funding, Inc. as our term loan administrative agent and Citibank, N.A. as our revolving facility administrative agent and collateral agent, and other lender parties thereto. The 2024 Credit Agreement provided for a $365.0 million seven-year senior secured term loan facility (the "2024 Term Loan B Facility") and a $175.0 million five-year senior secured revolving credit facility (the "2024 Revolving Credit Facility"). The proceeds from the 2024 Term Loan B Facility were used, among other things, to terminate and to repay in full the outstanding facilities under the prior credit agreement entered into in April 2021, which included a term loan facility and a revolving facility.

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
As of March 31, 2026, the balance of the 2024 Term Loan B Facility was $350.8 million, net of unamortized debt discount and debt issuance costs of $8.7 million, and amounts available under the 2024 Revolving Credit Facility were $170.9 million, net of letters of credit outstanding in the amount of $4.1 million.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flows (used in) provided by operating activities	$(120,766)	$2,561
Cash flows used in investing activities	(13,120)	(17,198)
Cash flows used in financing activities	(235,077)	(39,450)
Effects of exchange rate changes on cash and cash equivalents	249	575
Change in cash and cash equivalents	$(368,714)	$(53,512)
Operating Activities
Our cash flows from operating activities are primarily driven by revenue generated by our business, offset by the cash costs of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to sellers. Our future cash flows will be diminished if we cannot increase our revenue levels and manage costs and timing of fluctuations of receipts and payments appropriately.
For the three months ended March 31, 2026, net cash used in operating activities was $120.8 million compared to net cash provided by operating activities of $2.6 million for the three months ended March 31, 2025. Our operating activities included our net income of $4.4 million and non-cash adjustments of $31.2 million for the three months ended March 31, 2026 and net loss of $9.6 million offset by non-cash adjustments of $44.0 million for the three months ended March 31, 2025. Net changes in our working capital resulted in $156.4 million of cash used in operating activities and $31.8 million of cash used in operating activities for the three months ended March 31, 2026 and March 31, 2025, respectively. The net changes in working capital for both periods presented were primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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
During the three months ended March 31, 2026 and 2025, our investing activities used net cash of $13.1 million and $17.2 million, respectively. During the three months ended March 31, 2026 and 2025, we used cash for purchases of property and equipment of $9.4 million and $14.4 million, respectively, and used cash for investments in our internally developed software of $3.7 million and $2.8 million, respectively.
Financing Activities
Our financing activities consisted of repayment of amounts borrowed under our Term Loan B Facility, repayment of our Convertible Senior Notes and transactions related to our share repurchases and equity plans.
For the three months ended March 31, 2026 and 2025, net cash used in financing activities was $235.1 million and $39.5 million, respectively. Cash outflows from financing activities for the three months ended March 31, 2026 primarily included a $205.1 million payment to settle matured Convertible Senior Notes, $14.6 million for taxes paid related to net share settlement of stock-based awards, and $14.5 million of payments related to share repurchases.
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
Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of March 31, 2026 consist of obligations under our 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers and cloud hosting services that expire at various times through 2038, and the indemnification holdback associated with the Streamr.ai Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at March 31, 2026 (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Lease liabilities associated with leases included in right-of-use lease assets as of March 31, 2026	$19,624	$20,724	$16,942	$17,009	$9,517	$5,647	$89,463
Obligations for leases not included in Lease Liabilities as of March 31, 2026	310	621	311	—	—	32,827	34,069
2024 Term Loan B Facility (1)	2,724	3,632	3,632	3,632	3,632	342,294	359,546
Interest, 2024 Term Loan B Facility (2)	18,333	24,030	23,850	23,539	23,293	2,346	115,391
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	459	639	639	240	38	—	2,015
Indemnification claims holdback	1,000	1,000	—	—	—	—	2,000
Other non-cancelable obligations	85,244	74,449	11,179	1,047	1,053	37	173,009
Total	$127,694	$125,095	$56,553	$45,467	$37,533	$383,151	$775,493
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement.
(2) Interest payments are based on an assumed rate of 6.67%, which was the rate as of March 31, 2026 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of March 31, 2026, fees based on outstanding but undrawn letters of credit as of March 31, 2026, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of March 31, 2026 include commitments under agreements for office space and data centers that have not commenced as of March 31, 2026.
Payments associated with our 2024 Term Loan B and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of March 31, 2026. The amounts above include commitments under a cloud-managed services agreement, under which we have a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of March 31, 2026.

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
We believe that the following assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements: (i) the determination of revenue recognition as net versus gross in our revenue arrangements and (ii) the determination of amounts to capitalize and the estimated useful lives of internal-use software development costs. There have been no significant changes in our accounting policies or estimates from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign currency exchange, and inflation risks. The risks below may be further exacerbated by the effects of certain global macroeconomic challenges and market conditions.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of March 31, 2026, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the Company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.

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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at March 31, 2026 and December 31, 2025, including intercompany balances, would result in a foreign currency loss of approximately $9.6 million and $7.7 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of March 31, 2026. However, based on our knowledge as of March 31, 2026, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
Refer to Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025. Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.

During the three months ended March 31, 2026, there have been no material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition,the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions, the instability of financial institutions, the risk of a recession, significant volatility in commodity prices, including the price of oil, and their macroeconomic factors may amplify many of the risks described in our Risk Factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None.
(b) Use of Proceeds
    Not Applicable.

(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
Common stock repurchases during the quarter ended March 31, 2026 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2026
Equity withholding(1)	296	$16.17	—	$—
Repurchase program(2)	34	$14.02	34	$63,671
February 1 - February 28, 2026
Equity withholding(1)	843	$11.70	—	$—
Repurchase program(3)	—	$—	—	$200,000
March 1 - March 31, 2026
Equity withholding(1)	—	$—	—	$—
Repurchase program(3)	1,063	$13.18	1,063	$185,991
	2,236		1,097
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
(2) On February 1, 2024, our Board of Directors approved a share repurchase program (the "2024 Repurchase Plan") under which the Company was authorized to repurchase common stock or Convertible Senior Notes, with an aggregate market value of up to $125.0 million, through February 1, 2026. Shares repurchased under the 2024 Repurchase Plan through February 1, 2026 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price per share purchased under the 2024 Repurchase Plan includes broker commission costs. The 2024 Repurchase Plan expired on February 1, 2026. The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
(3) On February 23, 2026, our Board of Directors approved a new repurchase plan (the "2026 Repurchase Plan") under which the Company is authorized to repurchase common stock, with an aggregate market value of up to $200.0 million, through February 29, 2028. Shares repurchased under the 2026 Repurchase Plan in the quarter ended March 31, 2026 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price per share purchased under the 2026 Repurchase Plan includes broker commission costs. As of March 31, 2026, $186.0 million remains available under the 2026 Repurchase Plan. The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Item 5. Other Information
Trading Plans
In the first quarter of 2026, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Adam Soroca	Former Chief Product Officer(1)	Adopted March 09, 2026	June 8, 2026 - December 9, 2026	Sell up to 298,259*, subject to certain conditions	Yes
David Pearson	Director	Adopted March 09, 2026	June 8, 2026 - March 9, 2027	Sell up to 10,766, subject to certain conditions	Yes
Michael Barrett	Chief Executive Officer and Director	Adopted March 13, 2026	June 15, 2026 - March 17, 2027	Sell up to 686,160*, subject to certain conditions	Yes

*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding).
(1) Mr. Soroca ceased serving as our Chief Product Officer effective April 8, 2026.

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
Date May 6, 2026