Form 10-Q
period 2026-06-30
MAGNITE, INC.
filed 2026-08-05
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2026
Common Stock, $0.00001 par value	143,424,157

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$332,615	$553,362
Accounts receivable, net	1,383,778	1,301,955
Prepaid expenses and other current assets	30,007	26,261
TOTAL CURRENT ASSETS	1,746,400	1,881,578
Property and equipment, net	116,045	108,546
Right-of-use lease assets	62,290	66,611
Internal use software development costs, net	31,131	28,799
Intangible assets, net	7,320	12,445
Goodwill	983,902	983,902
Other assets, non-current	85,738	82,494
TOTAL ASSETS	$3,032,826	$3,164,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,666,940	$1,607,664
Lease liabilities, current	23,863	20,163
Debt, current, net of debt issuance costs	3,632	208,447
Other current liabilities	9,293	5,462
TOTAL CURRENT LIABILITIES	1,703,728	1,841,736
Debt, non-current, net of debt discount and issuance costs	346,768	347,665
Lease liabilities, non-current	42,715	50,085
Other liabilities, non-current	3,342	2,539
TOTAL LIABILITIES	2,096,553	2,242,025
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2026 and December 31, 2025; 143,382 and 142,964 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,430,446	1,440,358
Accumulated other comprehensive loss	(1,397)	(1,451)
Accumulated deficit	(492,778)	(516,559)
TOTAL STOCKHOLDERS' EQUITY	936,273	922,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,032,826	$3,164,375

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$192,823	$173,332	$357,194	$329,103
Expenses:
Cost of revenue	62,038	64,953	122,446	127,752
Sales and marketing	47,000	42,323	93,088	90,429
Technology and development	24,135	21,583	49,308	43,875
General and administrative	28,428	22,514	53,411	46,452
Total expenses	161,601	151,373	318,253	308,508
Income from operations	31,222	21,959	38,941	20,595
Other (income) expense:
Interest expense, net	6,314	5,071	10,871	10,248
Foreign exchange (gain) loss, net	(223)	4,944	(370)	7,161
Loss on extinguishment of debt	—	—	—	2,152
Other income	(416)	(153)	(838)	(576)
Total other expense, net	5,675	9,862	9,663	18,985
Income before income taxes	25,547	12,097	29,278	1,610
Provision for income taxes	6,178	958	5,497	105
Net income	$19,369	$11,139	$23,781	$1,505
Net income per share:
Basic	$0.14	$0.08	$0.17	$0.01
Diluted	$0.13	$0.08	$0.16	$0.01
Weighted average shares used to compute net income per share:
Basic	143,024	141,654	143,281	141,752
Diluted	147,172	148,260	147,623	149,184

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$19,369	$11,139	$23,781	$1,505
Other comprehensive income:
Foreign currency translation adjustments	82	2,518	54	3,347
Other comprehensive income	82	2,518	54	3,347
Comprehensive income	$19,451	$13,657	$23,835	$4,852

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	—	$—	$768,218
Exercise of common stock options	49	—	252	—	—	—	—	252
Issuance of common stock related to RSU and PSU vesting	2,522	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,022)	—	(20,314)	—	—	—	—	(20,314)
Purchase of treasury stock	—	—	—	—	—	(1,500)	(19,229)	(19,229)
Retirement of common stock	(1,500)	—	(19,229)	—	—	1,500	19,229	—
Stock-based compensation	—	—	21,631	—	—	—	—	21,631
Other comprehensive income	—	—	—	829	—	—	—	829
Net loss	—	—	—	—	(9,634)	—	—	(9,634)
Balance at March 31, 2025	141,476	$2	$1,416,149	$(3,592)	$(670,806)	—	$—	$741,753
Exercise of common stock options	308	—	1,457	—	—	—	—	1,457
Issuance of common stock related to employee stock purchase plan	157	—	2,111	—	—	—	—	2,111
Issuance of common stock related to RSU vesting	1,249	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(437)	—	(6,944)	—	—	—	—	(6,944)
Purchase of treasury stock	—	—	—	—	—	(370)	(3,651)	(3,651)
Retirement of common stock	(370)	—	(3,651)	—	—	370	3,651	—
Stock-based compensation	—	—	20,084	—	—	—	—	20,084
Other comprehensive loss	—	—	—	2,518	—	—	—	2,518
Net income	—	—	—	—	11,139	—	—	11,139
Balance at June 30, 2025	142,383	$2	$1,429,206	$(1,074)	$(659,667)	—	$—	$768,467

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	142,964	$2	$1,440,358	$(1,451)	$(516,559)	—	$—	$922,350
Exercise of common stock options	5	—	26	—	—	—	—	26
Issuance of common stock related to RSU and PSU vesting	2,568	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,139)	—	(14,645)	—	—	—	—	(14,645)
Purchase of treasury stock	—	—	—	—	—	(1,097)	(14,483)	(14,483)
Retirement of common stock	(1,097)	—	(14,483)	—	—	1,097	14,483	—
Stock-based compensation	—	—	20,275	—	—	—	—	20,275
Other comprehensive loss	—	—	—	(28)	—	—	—	(28)
Net income	—	—	—	—	4,412	—	—	4,412
Balance at March 31, 2026	143,301	$2	$1,431,531	$(1,479)	$(512,147)	—	$—	$917,907
Exercise of common stock options	679	—	3,958	—	—	—	—	3,958
Issuance of common stock related to employee stock purchase plan	219	—	2,387	—	—	—	—	2,387
Issuance of common stock related to RSU vesting	1,307	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(519)	—	(6,706)	—	—	—	—	(6,706)
Purchase of treasury stock	—	—	—	—	—	(1,605)	(21,060)	(21,060)
Retirement of common stock	(1,605)	—	(21,060)	—	—	1,605	21,060	—
Stock-based compensation	—	—	20,336	—	—	—	—	20,336
Other comprehensive income	—	—	—	82	—	—	—	82
Net income	—	—	—	—	19,369	—	—	19,369
Balance at June 30, 2026	143,382	$2	$1,430,446	$(1,397)	$(492,778)	—	$—	$936,273

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES:
Net income	$23,781	$1,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,922	27,811
Stock-based compensation	39,311	40,767
Loss on extinguishment of debt	—	2,152
Amortization of debt discount and issuance costs	1,444	1,860
Non-cash lease expense	655	(942)
Deferred income taxes	(1,159)	316
Unrealized foreign currency (gain) loss, net	(4,084)	6,595
Other items, net	(370)	102
Changes in operating assets and liabilities:
Accounts receivable	(81,984)	(102,239)
Prepaid expenses and other assets	(6,316)	(6,438)
Accounts payable and accrued expenses	59,990	52,288
Other liabilities	5,672	(2,688)
Net cash provided by operating activities	65,862	21,089
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,533)	(26,891)
Capitalized internal use software development costs	(8,062)	(6,364)
Net cash used in investing activities	(29,595)	(33,255)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	—	92,622
Repayment of the Term Loan B Facility from refinancing and repricing activities	—	(92,622)
Proceeds from the Revolving Credit Facility	60,000	—
Repayment of the Revolving Credit Facility	(60,000)	—
Payment for debt issuance costs	—	(159)
Repayment of the Term Loan B Facility	(1,816)	(908)
Repayment of convertible senior notes	(205,067)	—
Proceeds from exercise of stock options	3,984	1,709
Proceeds from issuance of common stock under employee stock purchase plan	2,387	2,111
Purchase of treasury stock	(35,543)	(22,880)
Taxes paid related to net share settlement	(21,351)	(27,258)
Net cash used in financing activities	(257,406)	(47,385)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	392	2,335
CHANGE IN CASH AND CASH EQUIVALENTS	(220,747)	(57,216)
CASH AND CASH EQUIVALENTS — Beginning of period	553,362	483,220
CASH AND CASH EQUIVALENTS — End of period	$332,615	$426,004

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,112	$2,040
Cash paid for interest	$12,933	$14,477
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$2,858	$11,676
Capitalized stock-based compensation	$1,300	$948
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$15,496	$18,683
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$8,139	$2,129
Non-cash financing activity related to Amendment Nos. 1 and 2 to the 2024 Credit Agreement	$—	$270,555

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2026, or for any future year.
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
Segments
Management has determined that the Company operates as one operating segment and one reportable segment. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer ("CEO"). The Company has one primary business activity, where it provides a platform to all of its customers, buyers and sellers, that automates the purchase and sale of digital advertising inventory globally, across all channels, formats, and auction types, as described above. The Company’s CODM reviews financial information on a consolidated basis, principally to make decisions about how to allocate resources and to measure the Company’s performance. The CODM reviews consolidated net income, which is the measure of financial profit and loss most closely aligned with generally accepted accounting principles. The CODM considers budget-to-actual variances for this measure, predominantly in the annual budget, forecasting process, and quarterly results assessment. The CODM does not review any balance sheet information at any other level than on a consolidated basis and does not review any income statement information at any other level than on a consolidated basis with the exception of revenue by geography and by channel (refer to Note 3). The significant expense information regularly provided to the CODM is the same as that included in the face of the Company's consolidated statement of operations.

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

Note 2—Net Income Per Share
The following table presents the basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share data)
Basic Net Income Per Share:
Net income	$19,369	$11,139	$23,781	$1,505
Weighted-average common shares outstanding used to compute basic net income per share	143,024	141,654	143,281	141,752
Basic net income per share	$0.14	$0.08	$0.17	$0.01

Diluted Net Income Per Share:
Net income used to calculate diluted income per share	$19,369	$11,139	$23,781	$1,505

Denominator:
Weighted-average common shares used to compute basic net income per share	143,024	141,654	143,281	141,752
Dilutive effect of weighted-average restricted stock units	1,830	3,419	2,086	4,268
Dilutive effect of weighted-average common stock options	1,664	1,959	1,641	2,023
Dilutive effect of weighted-average performance stock units	632	1,224	591	1,106
Dilutive effect of weighted-average Employee Stock Purchase Plan ("ESPP") shares	22	4	24	35
Weighted-average shares used to compute diluted net income per share	147,172	148,260	147,623	149,184
Diluted net income per share	$0.13	$0.08	$0.16	$0.01
The following weighted-average shares have been excluded from the calculation of diluted net income per share attributable to common stockholders for each period presented because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Unvested restricted stock units	—	—	—	—
Options to purchase common stock	—	—	—	—
Unvested performance stock units	—	—	—	—
ESPP shares	—	—	—	—
Convertible Senior Notes	—	3,210	1,320	3,210
Total shares excluded from diluted net income per share	—	3,210	1,320	3,210

The following table presents the achievement levels for the performance stock units as of June 30, 2026, using actual achievement levels for the tranches for which the performance period had been completed and expected achievement levels for ongoing performance periods:

	Tranche 1	Tranche 2	Tranche 3
Award Year:
2021	0%	0%	0%
2023*	126%	—	—
2024	150%	150%	149%
2025	80%	77%	77%
2026	79%	79%	79%
* The performance stock units granted during 2023 vested on January 1, 2026 with an achievement of approximately 126%.
The following table presents the achievement levels for the performance stock units as of June 30, 2025, using actual achievement levels for the tranches for which the performance period had been completed and expected achievement levels for ongoing performance periods:

	Tranche 1	Tranche 2	Tranche 3
Award Year:
2021	0%	0%	0%
2023	150%	—	—
2024	150%	150%	150%
2025	150%	150%	150%
These expected and actual achievement levels as of June 30, 2026 and 2025 are included in the calculation of weighted-average shares in the net income per share tables above. Refer to Note 11 for additional information related to performance stock units.
For the six months ended June 30, 2026 and 2025, the number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 9) was approximately 1,319,707 and 3,210,098, respectively, and were excluded from the calculation of diluted net income per share because they were anti-dilutive. The Convertible Senior Notes had an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which was subject to anti-dilution adjustments in certain circumstances. On March 15, 2026, the Convertible Senior Notes matured, and no Convertible Senior Notes remained outstanding at June 30, 2026.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	(in thousands, except percentages)
Revenue:
Net basis	$186,954	97%	$154,518	89%	$345,361	97%	$292,592	89%
Gross basis	5,869	3%	18,814	11%	11,833	3%	36,511	11%
Total	$192,823	100%	$173,332	100%	$357,194	100%	$329,103	100%

The following table presents the Company's revenue by channel for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	(in thousands, except percentages)
Channel:
CTV	$100,076	52%	$82,397	48%	$185,456	52%	$154,946	47%
Mobile	65,975	34%	64,175	37%	$121,581	34%	$122,636	37%
Desktop	26,772	14%	26,760	15%	50,157	14%	51,521	16%
Total	$192,823	100%	$173,332	100%	$357,194	100%	$329,103	100%
The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	(in thousands, except percentages)
United States	$142,435	74%	$132,411	76%	$265,730	74%	$249,195	76%
International	50,388	26%	40,921	24%	91,464	26%	79,908	24%
Total	$192,823	100%	$173,332	100%	$357,194	100%	$329,103	100%

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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for credit losses is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of expected credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for credit losses. Accounts receivable are presented net of an allowance for credit losses of $3.3 million at June 30, 2026, and $4.0 million at December 31, 2025. Accounts receivable are written off against the allowance for credit losses when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.1 million and $2.2 million as of June 30, 2026 and December 31, 2025, respectively.
The following is a summary of activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Allowance for credit losses, beginning balance	$4,259	$2,582	$4,013	$2,902
Write-offs	(448)	(50)	(480)	(160)
Increase (decrease) in provision for expected credit losses	(462)	598	(227)	388
Recoveries of previous write-offs	—	—	43	—
Allowance for credit losses, ending balance	$3,349	$3,130	$3,349	$3,130

The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of credit loss expense or recoveries the Company recognizes each period. During the three and six months ended June 30, 2026 and 2025, the activity related to the provision for expected credit losses associated with accounts receivable and the activity of contra seller payables related to recoveries of uncollected buyer receivables were immaterial, which resulted in immaterial amounts of credit loss expense or recovery recognized in the respective periods.

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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at June 30, 2026:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$161,438	$161,438	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$342,771	$342,771	$—	$—
At June 30, 2026 and December 31, 2025, cash equivalents of $161.4 million and $342.8 million, respectively, consisted of money market funds with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At June 30, 2026 and December 31, 2025, the Company had debt outstanding under its 2024 Term Loan B Facility and at December 31, 2025, the Company also had debt outstanding under its Convertible Senior Notes (as defined in Note 9) included in its balance sheets. On March 15, 2026, the Convertible Senior Notes matured and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding at June 30, 2026. The estimated fair value of the Company's Convertible Senior Notes was $199.2 million as of December 31, 2025. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2025 and is classified as Level 2 in the fair value hierarchy. At June 30, 2026 and December 31, 2025, the estimated fair value of the Company's 2024 Term Loan B Facility was $358.6 million and $360.0 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.

Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Computer equipment and network hardware	$245,383	$227,762
Furniture, fixtures, and office equipment	2,667	2,639
Leasehold improvements	1,272	1,117
Purchased software	1,102	1,108
Gross property and equipment	250,424	232,626
Accumulated depreciation	(134,379)	(124,080)
Property and equipment, net	$116,045	$108,546
Depreciation expense related to property and equipment totaled $8.7 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, and $16.8 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively.
The Company's property and equipment, net by geographical region was as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
United States	$104,825	$95,035
International	11,220	13,511
Total	$116,045	$108,546
Note 6—Intangible Assets
The Company’s intangible assets as of June 30, 2026 and December 31, 2025 included the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Amortizable intangible assets:
Developed technology	$112,250	$112,250
Customer relationships	—	60
In-process research and development	8,830	8,830
Other intangible assets	1,844	1,844
Non-compete agreements	690	690
Total identifiable intangible assets, gross	123,614	123,674
Accumulated amortization—intangible assets:
Developed technology	(106,227)	(101,880)
Customer relationships	—	(38)
In-process research and development	(8,830)	(8,273)
Other intangible assets	(1,019)	(954)
Non-compete agreements	(218)	(84)
Total accumulated amortization—intangible assets	(116,294)	(111,229)
Total intangible assets, net	$7,320	$12,445
Amortization of intangible assets for the three months ended June 30, 2026 and 2025 was $2.5 million and $2.9 million, respectively, and $5.1 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively.

The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of June 30, 2026:

Fiscal Year	Amount
(in thousands)
Remaining 2026	$2,970
2027	2,466
2028	1,367
2029	79
2030	79
Thereafter	359
Total	$7,320
Note 7—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accounts payable—seller	$1,610,481	$1,572,103
Accounts payable—trade	30,497	15,037
Accrued employee-related payables	23,962	19,524
Accrued holdback - indemnification claims	2,000	1,000
Total	$1,666,940	$1,607,664

Note 8—Lease Obligations
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 3.7 years and 4.2 years as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, a weighted average discount rate of 6.09% and 6.03%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheets.
Operating lease expense was $7.1 million and $5.6 million for the three months ended June 30, 2026 and 2025, respectively, and $13.8 million and $10.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company recognized variable lease expense of $1.5 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.
Cash paid for amounts included in lease liabilities was $7.0 million and $5.4 million for the three months ended June 30, 2026 and 2025, respectively, and $13.2 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of June 30, 2026 (in thousands):

Fiscal Year
Remaining 2026	$14,366
2027	21,332
2028	14,703
2029	14,427
2030	6,673
Thereafter	2,593
Total lease payments (undiscounted)	74,094
Less: imputed interest	(7,516)
Lease liabilities—total (discounted)	$66,578
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for office space and data centers that had not commenced as of June 30, 2026; therefore, the leases were not included in the lease liabilities and ROU assets balance as of June 30, 2026. The Company has future commitments totaling $55.8 million over a weighted average term of 9.2 years related to these agreements, of which $32.8 million relates to one lease that will commence in 2030 over 8.2 years.
The Company's operating lease right-of-use assets by geographical region were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
United States	$56,171	$59,634
International	6,119	6,977
Total	$62,290	$66,611

Early Termination of Lease

In May 2026, the Company initiated an early termination of its existing office lease in Los Angeles California. As a result, the Company remeasured the right of use asset and lease liability, resulting in a decrease of $8.0 million and $7.9 million, respectively, in the consolidated balance sheet as of June 30, 2026.

Note 9—Debt
Current and long term debt as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Convertible Senior Notes	$—	$205,067
Less: Unamortized debt issuance costs	—	(252)
Net carrying value of Convertible Senior Notes	—	204,815

2024 Term Loan B Facility	358,638	360,454
Less: Unamortized debt discount and issuance costs	(8,238)	(9,157)
Net carrying value of 2024 Term Loan B Facility	350,400	351,297

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	3,632	208,447
Debt, non-current, net of debt discount and issuance costs	346,768	347,665
Total debt	$350,400	$556,112

Maturities of the principal amount of the Company's debt were as follows as of June 30, 2026 (in thousands):

Fiscal Year
Remaining 2026	$1,816
2027	3,632
2028	3,632
2029	3,632
2030	3,632
Thereafter	342,294
Total	$358,638

Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $0.5 million and $1.2 million for the three and six months ended June 30, 2026 and $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively.
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
The Convertible Senior Notes matured on March 15, 2026, and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding as of June 30, 2026.
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
The following table sets forth interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2026 and 2025 (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$—	$128	$107	$256
Amortization of debt issuance costs	—	294	252	587
Total interest expense	$—	$422	$359	$843
Effective interest rate	—%	0.82%	0.82%	0.82%

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
As of June 30, 2026, the contractual interest rate related to the 2024 Term Loan B Facility was 6.64%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of June 30, 2026, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. During the three and six months ended June 30, 2026, the Company borrowed and subsequently repaid $60.0 million under the 2024 Revolving Credit Facility, incurring $0.6 million of interest expense in connection with the borrowing. At June 30, 2026, amounts available under the 2024 Revolving Credit Facility were $170.9 million, net of letters of credit outstanding in the amount of $4.1 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended June 30, 2026.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
2024 Term Loan B Facility	$358,638	$360,454
Unamortized debt discount	(3,845)	(4,275)
Unamortized debt issuance costs	(4,393)	(4,882)
2024 Term Loan B Facility, net of debt discount and issuance costs	$350,400	$351,297

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
The following table sets forth interest expense related to the 2024 Term Loan B Facility and the 2021 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$6,107	$6,722	$12,132	$13,952
Amortization of debt discount	214	216	429	472
Amortization of debt issuance costs	245	247	490	529
Total interest expense	$6,566	$7,185	$13,051	$14,953
Effective interest rate	7.30%	7.91%	7.25%	8.23%
The estimated remaining amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs was as follows as of June 30, 2026 (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2026	$427	$488
2027	847	968
2028	839	958
2029	830	948
2030	821	938
Thereafter	81	93
Total	$3,845	$4,393

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$7,595	$7,801	$14,603	$16,221
Interest income	(1,281)	(2,730)	(3,732)	(5,973)
Interest expense, net	$6,314	$5,071	$10,871	$10,248

Note 10—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities and its managed data center facilities (refer to Note 8).
As of June 30, 2026 and December 31, 2025, the Company had $4.1 million and $4.0 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to cloud-managed service agreements, software service agreements, and data center providers. As of June 30, 2026, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2026	$62,464
2027	70,974
2028	4,920
2029	1,181
2030	1,052
Thereafter	—
Total	$140,591
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
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2026. However, based on management’s knowledge as of June 30, 2026, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.

Note 11—Stock-Based Compensation
Stock Options
A summary of stock option activity for the six months ended June 30, 2026 was as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2025	3,687	$9.07
Granted	91	$16.23
Exercised	(684)	$5.82
Expired	(13)	$14.18
Outstanding at June 30, 2026	3,081	$9.98	3.5 years	$32,254
Exercisable at June 30, 2026	2,867	$9.67	3.2 years	$31,209
The total intrinsic value of options exercised during the six months ended June 30, 2026 was $8.2 million, based on their respective exercise dates. At June 30, 2026, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $1.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $10.64 and $11.40, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.73%	4.45%
Expected volatility	78%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2025	9,518	$12.86
Granted	4,557	$16.02
Canceled	(738)	$13.87
Vested and released	(3,276)	$12.91
Restricted stock units outstanding and unvested at June 30, 2026	10,061	$14.20
The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2026 and 2025 was $16.02 and $16.08, respectively.
The fair value of restricted stock units that vested and were released during the six months ended June 30, 2026 and 2025 was $40.1 million and $68.1 million, respectively, based on their respective vesting dates. At June 30, 2026, the intrinsic value of unvested restricted stock units was $191.0 million. At June 30, 2026, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $127.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
During the six months ended June 30, 2026, the Company granted PSUs with an aggregate target of 373,653 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2026, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2026.
A summary of PSU activity for the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2025	1,687	$16.40
Granted *	498	$18.59
Vested and released *	(599)	$13.32
Forfeited	(112)	$18.92
Outstanding at June 30, 2026	1,474	$18.20
* PSUs granted and weighted-average grant date fair value include 125 shares issued above the target shares for a PSU that vested and was released during the six months ended June 30, 2026.

The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the six months ended June 30, 2026 and June 30, 2025 was $20.35 and $20.93, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Performance period (in years)	3.0	3.0
Risk-free interest rate	3.52%	4.26%
Expected volatility of Magnite	66%	78%
Expected volatility of selected peer companies	54%	56%
Expected correlation coefficients of Magnite	0.48	0.57
Expected correlation coefficients of selected peer companies	0.45	0.47
Dividend yield	—%	—%
During the six months ended June 30, 2026 and 2025, the fair value of PSUs that vested and were released was $9.7 million and $1.9 million, respectively, based on their respective vesting dates. At June 30, 2026, the intrinsic value of unvested performance stock units based on expected achievement levels was $22.6 million. As of June 30, 2026, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $9.3 million, which will be recognized over a weighted-average period of 1.1 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Cost of revenue	$603	$535	$1,288	$1,107
Sales and marketing	8,437	8,448	16,811	17,592
Technology and development	4,547	4,207	9,265	8,842
General and administrative	6,039	6,368	11,947	13,226
Total stock-based compensation expense	$19,626	$19,558	$39,311	$40,767
As of June 30, 2026, an aggregate of 13,949,630 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of June 30, 2026, the Company has reserved 3,740,063 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
Note 12—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, deductible stock option expenses, and nondeductible executive compensation.
The Company recorded an income tax provision of $6.2 million and $1.0 million for the three months ended June 30, 2026, and 2025, respectively and an income tax provision of $5.5 million and $0.1 million for the six months ended June 30, 2026, and 2025, respectively. The tax provision for the three and six months ended June 30, 2026 was primarily the result of federal, state and foreign income tax provisions. The tax provision for the three and six months ended June 30, 2025 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The Company continues to maintain a partial valuation allowance against certain state and foreign DTAs where it is not more likely than not that such assets will be realized.
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
There was no material change to the Company's unrecognized tax benefits in the six months ended June 30, 2026 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. OBBBA changes effective for 2025 were reflected in the income tax provision for the year ended December 31, 2025, and the OBBBA changes effective for 2026 are reflected in the Company's estimated effective tax rate for the six months ended June 30, 2026. Based on current projections, the continuing impact is expected to be a deferral of the payment of current income taxes over multiple years; however, the Company expects the net impact to its effective tax rate for 2026 to be immaterial.

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
Convergence of TV and Digital
CTV viewership is growing rapidly and the pace of adoption is accelerating the transition of linear television to CTV programming. Initially, many streaming services were subscription based, but as the market has matured, the largest streaming publishers have adopted ad-supported models or hybrid models that rely on a combination of subscription fees and advertising. With the proliferation of CTV advertising inventory, we believe that brand advertisers looking to engage with streaming viewers will continue to shift their budgets from linear to CTV. Moreover, we believe that as the amount of CTV inventory continues to scale, it will become increasingly more accessible to small and medium sized businesses, many of whom have no experience advertising on linear TV. We believe this transition is likely to be accelerated by advancements in AI, and in September 2025 we completed the acquisition of Streamrai, Inc. ("Streamr.ai"), a self-service platform that leverages generative AI to automate the creation of broadcast-quality video ads and streamline campaign setup, allowing advertisers to launch CTV campaigns in significantly less time and at significantly less cost than traditional methods.
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
Artificial Intelligence
Advancements in AI present both opportunities and risks to our business. AI is changing the way in which users access information and content on the open internet, in particular with respect to search referral traffic, which has and is expected to continue to decline. This shift could reduce the volume of open web display inventory monetized through our platform. At the same time, AI has the potential to create new digital advertising opportunities through emerging formats such as advertising units that appear within outputs generated by AI models.
In addition, the emergence of AI-driven protocols and transition frameworks has the potential to simplify programmatic activation and execution, improve advertising outcomes, and increase the value of advertising inventory by surfacing valuable real-time insights. To capitalize on these opportunities, we have made significant investments building AI capabilities into our platform for both publishers and buyers. Our seller agent allows publishers to seamlessly create custom inventory and audience packages that are discoverable and purchasable by buyer agents, while our buyer agent enables buyers to create custom media plans from simple RFIs, generate ad creatives, and activate and discover audience opportunities. We also recently announced Magnite Orchestration, a coordination layer that connects agents within a shared environment, allowing buyers to connect their preferred agentic buying tools with Magnite seller agents.
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
We believe we are well positioned to benefit from SPO in the long run as a result of our transparency, our broad and unique inventory supply across all channels and formats, buyer tools, traffic filtering technology that reduces the cost of working with us, and brand safety measures.
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
In addition, header bidding has led to a significant increase in the number of ad impressions to be processed through our platform as well as by DSPs, which can lead to increased costs if not properly addressed. Our platform analyzes large repositories of data and utilizes machine learning to continuously increase the operational efficiency of our platform, so as to enable buyers and sellers to achieve their objectives in a cost-effective manner, including through the use of traffic optimization and bid filtering technology.
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

Macroeconomic Developments
Macroeconomic challenges such as inflation, tariffs and trade wars, the interest rate environment, global conflicts, the risk of a recession, labor strikes, and significant volatility in commodity prices, including the price of oil, generally have a negative impact on ad budgets, which in turn may lead to slower ad spend growth through our platform. Any worsening of macroeconomic conditions in future periods would likely have a negative effect on our financial results, the magnitude of which is difficult to predict. In addition, inflation, supply chain disruptions and tariffs could result in an increase in our cost base relative to our revenue, and increased cost or difficulty procuring items associated with our infrastructure investments. Moreover, in response to U.S. tariffs, foreign countries in which we operate may enact additional or new taxes that are applicable to our business.
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
For the three and six months ended June 30, 2026, our revenue reported on a gross basis was 3% and 3%, respectively, of total revenue and for the three and six months ended June 30, 2025, our revenue reported on a gross basis was 11% and 11%. The decline in our revenue reported on a gross basis as a percentage of our revenue is primarily due to declines in our managed service business, which is accounted for on a gross basis, as advertisers continue to shift budgets towards more automated solutions.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Six Months Ended		Change %
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
	(in thousands)			(in thousands)
Revenue	$192,823	$173,332	11%	$357,194	$329,103	9%
Expenses:
Cost of revenue	62,038	64,953	(4)%	122,446	127,752	(4)%
Sales and marketing	47,000	42,323	11%	93,088	90,429	3%
Technology and development	24,135	21,583	12%	49,308	43,875	12%
General and administrative	28,428	22,514	26%	53,411	46,452	15%
Total expenses	161,601	151,373	7%	318,253	308,508	3%
Income from operations	31,222	21,959	42%	38,941	20,595	89%
Other expense, net	5,675	9,862	(42)%	9,663	18,985	(49)%
Income before income taxes	25,547	12,097	NM	29,278	1,610	NM
Provision for income taxes	6,178	958	NM	5,497	105	NM
Net income	$19,369	$11,139	74%	$23,781	$1,505	NM
NM - Not meaningful

    The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	100%	100%	100%	100%
Cost of revenue	32	37	34	39
Sales and marketing	24	24	26	27
Technology and development	13	12	14	13
General and administrative	15	13	15	14
Total expenses	84	87	89	94
Income from operations	16	13	11	6
Other expense, net	3	6	3	6
Income before income taxes	13	7	8	—
Provision for income taxes	3	1	2	—
Net income	10%	6%	7%	—%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue
Revenue increased $19.5 million, or 11%, for the three months ended June 30, 2026 compared to the prior year period. Our revenue growth was driven by growth in CTV and mobile, which increased by $17.7 million, or 21%, and $1.8 million, or 3%, respectively.
Revenue increased $28.1 million, or 9%, for the six months ended June 30, 2026 compared to the prior year period. Our revenue growth was primarily driven by growth in CTV, which increased by $30.5 million, or 20%. This increase was partially offset by a decline in desktop and mobile revenue of $1.4 million, or 3%, and $1.1 million, or 1%, respectively.

Our CTV revenue growth for the six months ended June 30, 2026 compared to the prior year period was negatively impacted by a decline in the relative percentage of transactions reported on a gross basis, compared to on a net basis. Transactions reported on a gross basis generally result in a higher revenue contribution with an associated increase in our traffic acquisition costs. See "Key Operating and Financial Performance Metrics" below for a discussion of Contribution ex-TAC, which presents a year-over-year comparison of our CTV growth, without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
Cost of Revenue
Cost of revenue expenses decreased $2.9 million, or 4%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to a decrease of $8.1 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis, which was partially offset by increases of $3.1 million in depreciation and amortization expenses, $1.2 million in software license expenses and $0.8 million in personnel costs.
Cost of revenue decreased $5.3 million, or 4%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to a decrease of $14.6 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis, which was partially offset by increases of $4.2 million in depreciation and amortization expenses, $2.8 million in technology fees and $1.9 million in personnel costs.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, whether transactions are reported on a gross or net basis, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses increased $4.7 million, or 11%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to an increase of $4.9 million in personnel costs, which was partially offset by a decrease of $0.8 million in depreciation and amortization, which was driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses increased $2.7 million, or 3% for the six months ended June 30, 2026 compared to the prior year period, primarily due to an increase in of $5.1 million in personnel costs, which was partially offset by a decrease of $3.1 million in depreciation and amortization, which was driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, based on the timing of our investments and seasonality in our industry and business. Such fluctuations may not be directly proportional to changes in revenue.
Technology and Development
Technology and development expenses increased $2.6 million, or 12%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to an increase of $2.1 million in personnel costs.
Technology and development expenses increased $5.4 million, or 12%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to increases of $3.3 million in personnel costs and $1.7 million in event and travel-related expenses.
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
General and Administrative
General and administrative expenses increased $5.9 million, or 26%, for the three months ended June 30, 2026 compared to the prior year period, primarily due to increases of $4.1 million in professional fees, including legal costs, $0.8 million in personnel costs, $0.5 million in insurance and taxes related costs, and $0.4 million in software license fees.
General and administrative expenses increased $7.0 million, or 15%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to increases of $5.1 million in professional fees, including legal costs, and $0.8 million in software license fees, and $0.8 million in event and travel-related expenses, and $0.5 million in facilities-related costs. The increases were partially offset by a decrease of $1.0 million in banking fees.

General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Interest expense, net	$6,314	$5,071	$10,871	$10,248
Foreign exchange (gain) loss, net	(223)	4,944	(370)	7,161
Loss on extinguishment of debt	—	—	—	2,152
Other income	(416)	(153)	(838)	(576)
Total other expense, net	$5,675	$9,862	$9,663	$18,985
Interest expense, net increased $1.2 million and $0.6 million for the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The net increases were primarily due to an increase in interest expense related to borrowings under the Company's 2024 Revolving Credit Facility.
Foreign exchange (gain) loss, net decreased by $5.2 million and $7.5 million for the three and six months ended June 30, 2026, respectively, compared to the prior year periods due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.
The loss on extinguishment of debt of $2.2 million in the six months ended June 30, 2025, was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below).
Other income was relatively flat for the three and six months ended June 30, 2026 compared to the prior year periods as we had similar levels of sublease activity in both periods.
Provision for Income Taxes
We recorded an income tax provision of $6.2 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $5.5 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The tax provision for the three and six months ended June 30, 2026 was primarily the result of federal, state and foreign income tax provisions. The tax provision for the three and six months ended June 30, 2025 was primarily the result of the Company's ability to recognize deferred tax assets subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions.
Our income tax provision for the three and six months ended June 30, 2026 reflects the impacts of the "One Big Beautiful Bill Act," which became effective on July 4, 2025. We have evaluated the tax law as it relates to our financials and determined there is no material impact on the periods presented above. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, we expect the net impact to our effective tax rate for 2026 to be immaterial. We will continue to monitor for any impact of future guidance.

Key Operating and Financial Performance Metrics
In addition to our GAAP results, we review non-GAAP financial measures, including Contribution ex-TAC and Adjusted EBITDA, to help us evaluate our business on a consistent basis, measure our performance, identify trends affecting our business, establish budgets, measure the effectiveness of investments in our technology and development and sales and marketing, and assess our operational efficiencies. Our non-GAAP financial measures are discussed below. Revenue, cost of revenue, and net income are discussed above under the headings "Components of Our Results of Operations" and "Results of Operations."

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Change %	June 30, 2026	June 30, 2025	Change %
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$192,823	$173,332	11%	$357,194	$329,103	9%
Gross profit	$130,785	$108,379	21%	$234,748	$201,351	17%
Contribution ex-TAC	$189,595	$161,956	17%	$350,499	$307,804	14%
Net income	$19,369	$11,139	74%	$23,781	$1,505	NM
Adjusted EBITDA	$70,600	$54,391	30%	$113,461	$91,191	24%
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
Our use of Contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have similar business arrangements, may define Contribution ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to GAAP-based financial performance measures, including revenue, gross profit, net income and cash flows.
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Change %	June 30, 2026	June 30, 2025	Change %
	(in thousands)			(in thousands)
Revenue	$192,823	$173,332	11%	$357,194	$329,103	9%
Less: Cost of revenue	62,038	64,953	(4)%	122,446	127,752	(4)%
Gross profit	130,785	108,379	21%	234,748	201,351	17%
Add back: Cost of revenue, excluding TAC	58,810	53,577	10%	115,751	106,453	9%
Contribution ex-TAC	$189,595	$161,956	17%	$350,499	$307,804	14%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the three and six months ended June 30, 2026 and 2025:

	Contribution ex-TAC
	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Change %	June 30, 2026	June 30, 2025	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$97,133	$71,543	36%	$179,402	$134,768	33%
Mobile	65,771	63,772	3%	121,122	121,780	(1)%
Desktop	26,691	26,641	—%	49,975	51,256	(2)%
Total	$189,595	$161,956	17%	$350,499	$307,804	14%

Contribution ex-TAC increased $27.6 million, or 17%, for the three months ended June 30, 2026 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth in CTV revenue.
Contribution ex-TAC increased $42.7 million, or 14%, for the six months ended June 30, 2026 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth in CTV revenue.
For the remainder of 2026, we expect Contribution ex-TAC will increase compared to the prior year period and we expect CTV will be our biggest growth driver.
Adjusted EBITDA
We define Adjusted EBITDA as net income adjusted to exclude stock-based compensation expense, depreciation and amortization, including amortization of acquired intangible assets, impairment charges, interest income or expense, provision for income taxes, and certain cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to foreign exchange gains and losses, acquisition, severance costs and other related items, gains or losses on extinguishment of debt, other debt refinancing expenses, certain litigation expenses, and non-operational real estate and other expenses (income), net. We believe Adjusted EBITDA is useful to investors in evaluating our performance for the following reasons:
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
Our Adjusted EBITDA is influenced by fluctuations in our revenue, cost of revenue, and the timing and amounts of the cost of our operations. Adjusted EBITDA should not be considered as an alternative to net income, income from operations, or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Net income	$19,369	$11,139	$23,781	$1,505
Add back (deduct):
Stock-based compensation expense	19,626	19,558	39,311	40,767
Depreciation and amortization expense, excluding amortization of acquired intangible assets	12,060	9,320	23,797	17,538
Amortization of acquired intangibles	2,495	2,890	5,125	10,273
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	1,755	—	1,755	—
Interest expense, net	6,314	5,071	10,871	10,248
Provision for income taxes	6,178	958	5,497	105
Foreign exchange (gain) loss, net	(223)	4,944	(370)	7,161
Loss on extinguishment of debt	—	—	—	2,152
Other debt refinancing expense	—	—	—	967
Litigation expense (1)	1,176	—	1,816	—
Non-operational real estate and other (income) expense, net	1,850	511	1,878	475
Adjusted EBITDA	$70,600	$54,391	$113,461	$91,191
(1) Litigation expense includes professional and legal expenses related to the Google Action and defense costs relating to class action privacy litigation. For additional information, see the "Regulatory Developments and Google Litigation" section and Part II, Item 1. "Legal Proceedings."

Adjusted EBITDA increased by $16.2 million, or 30%, during the three months ended June 30, 2026 compared to the prior year period and increased by $22.3 million, or 24%, during the six months ended June 30, 2026 compared to the prior year period.

Liquidity and Capital Resources
Liquidity
As of June 30, 2026, we had cash and cash equivalents of $332.6 million, of which $55.4 million was held in foreign currency denominated cash and cash equivalents accounts, and an aggregate gross principal amount of $358.6 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $4.1 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
On February 23, 2026, the Board of Directors approved a new repurchase plan (the "2026 Repurchase Plan"), which authorized the repurchase of common stock with an aggregate market value of up to $200.0 million, through February 29, 2028. During six months ended June 30, 2026, we repurchased 2,667,795 shares of the Company's common stock for an aggregate amount of $35.0 million pursuant to the 2026 Repurchase Plan. As of June 30, 2026, $164.9 million was available under the 2026 Repurchase Plan.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. On March 15, 2026, the Convertible Senior Notes matured, and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding as of June 30, 2026.
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
As of June 30, 2026, the balance of the 2024 Term Loan B Facility was $350.4 million, net of unamortized debt discount and debt issuance costs of $8.2 million, and amounts available under the 2024 Revolving Credit Facility were $170.9 million, net of letters of credit outstanding in the amount of $4.1 million.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash flows provided by operating activities	$65,862	$21,089
Cash flows used in investing activities	(29,595)	(33,255)
Cash flows used in financing activities	(257,406)	(47,385)
Effects of exchange rate changes on cash and cash equivalents	392	2,335
Change in cash and cash equivalents	$(220,747)	$(57,216)
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
For the six months ended June 30, 2026, net cash provided by operating activities was $65.9 million compared to $21.1 million for the six months ended June 30, 2025. Our operating activities included our net income of $23.8 million and non-cash adjustments of $64.7 million for the six months ended June 30, 2026 and net income of $1.5 million and non-cash adjustments of $78.7 million for the six months ended June 30, 2025. Net changes in our working capital resulted in $22.6 million and $59.1 million of cash used in operating activities for the six months ended June 30, 2026 and June 30, 2025, respectively. The net changes in working capital for both periods presented were primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.
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

During the six months ended June 30, 2026 and 2025, our investing activities used net cash of $29.6 million and $33.3 million, respectively. During the six months ended June 30, 2026 and 2025, we used cash for purchases of property and equipment of $21.5 million and $26.9 million, respectively, and used cash for investments in our internally developed software of $8.1 million and $6.4 million, respectively.
Financing Activities
Our financing activities consisted of repayment of amounts borrowed under our Term Loan B Facility, repayment of our Convertible Senior Notes and transactions related to our share repurchases and equity plans.
For the six months ended June 30, 2026 and 2025, net cash used in financing activities was $257.4 million and $47.4 million, respectively. Cash outflows from financing activities for the six months ended June 30, 2026 primarily included a $205.1 million payment to settle matured Convertible Senior Notes, $21.4 million for taxes paid related to net share settlement of stock-based awards, and $35.5 million of payments related to share repurchases and $1.8 million of payments on our Term Loan B Facility. During the quarter, we borrowed $60.0 million under our 2024 Revolving Credit Facility to fund short-term operating requirements. The borrowings of $60.0 million were repaid before quarter end, and no amounts were outstanding under the 2024 Revolving Credit Facility as of June 30, 2026.
Cash outflows from financing activities for the six months ended June 30, 2025 primarily included a $92.6 million payment to certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, $27.3 million for taxes paid related to net share settlement of stock-based awards, and $22.9 million of payments related to share repurchases. The outflows were partially offset by cash proceeds primarily consisting of $92.6 million from certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, cash proceeds from the employee stock purchase plan of $2.1 million, and cash proceeds from stock options exercises of $1.7 million. In connection with Amendment No. 2, $270.6 million of principal debt balance from Amendment No. 1 was rolled over as part of non-cash financing activities while the remaining $92.6 million principal balance from Amendment No. 1 were repaid and then reissued under Amendment No. 2 as mentioned above.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of June 30, 2026 consist of obligations under our 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers and cloud hosting services that expire at various times through 2038, and the indemnification holdback associated with the Streamr.ai Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at June 30, 2026 (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Lease liabilities associated with leases included in right-of-use lease assets as of June 30, 2026	$14,366	$21,332	$14,703	$14,427	$6,673	$2,593	$74,094
Obligations for leases not included in Lease Liabilities as of June 30, 2026	335	822	1,907	1,936	1,994	48,765	55,759
2024 Term Loan B Facility (1)	1,816	3,632	3,632	3,632	3,632	342,294	358,638
Interest, 2024 Term Loan B Facility (2)	12,296	23,944	23,764	23,455	23,210	2,337	109,006
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	306	639	639	240	38	—	1,862
Indemnification claims holdback	1,000	1,000	—	—	—	—	2,000
Other non-cancelable obligations	62,464	70,974	4,920	1,181	1,052	—	140,591
Total	$92,583	$122,343	$49,565	$44,871	$36,599	$395,989	$741,950
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement.
(2) Interest payments are based on an assumed rate of 6.64%, which was the rate as of June 30, 2026 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of June 30, 2026, fees based on outstanding but undrawn letters of credit as of June 30, 2026, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of June 30, 2026 include commitments under agreements for office space and data centers that have not commenced as of June 30, 2026.
Payments associated with our 2024 Term Loan B and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of June 30, 2026. The amounts above include commitments under a cloud-managed services agreement, under which we have a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of June 30, 2026.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of June 30, 2026, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility. Should the Company borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose the Company to interest rate risk.
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
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at June 30, 2026 and December 31, 2025, including intercompany balances, would result in a foreign currency loss of approximately $9.6 million and $7.7 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of June 30, 2026. However, based on our knowledge as of June 30, 2026, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.

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

During the three and six months ended June 30, 2026, there have been no material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions, the instability of financial institutions, the risk of a recession, significant volatility in commodity prices, including the price of oil, and their macroeconomic factors may amplify many of the risks described in our Risk Factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None.
(b) Use of Proceeds
    Not Applicable.

(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
Common stock repurchases during the quarter ended June 30, 2026 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - April 30, 2026
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	86	$11.85	86	$184,970
May 1 - May 31, 2026
Equity withholding(1)	519	$12.91	—	$—
Repurchase program(2)	1,518	$13.20	1,518	$164,931
June 1 - June 30, 2026
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$164,931
	2,123		1,604
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
(2) On February 23, 2026, our Board of Directors approved a new repurchase plan (the "2026 Repurchase Plan") under which the Company is authorized to repurchase common stock, with an aggregate market value of up to $200.0 million, through February 29, 2028. Shares repurchased under the 2026 Repurchase Plan in the quarter ended June 30, 2026 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price per share purchased under the 2026 Repurchase Plan includes broker commission costs. As of June 30, 2026, $164.9 million remains available under the 2026 Repurchase Plan. The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Item 5. Other Information
Trading Plans
In the second quarter of 2026, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
Sarah Harden	Director	Adopted May 27, 2026	August 26, 2026 - May 26, 2028	Sell up to 48,986, subject to certain conditions	Yes
Katie Evans	President, Product & Operations	Adopted June 08, 2026	September 8, 2026 - March 8, 2027	Sell up to 77,382, subject to certain conditions	Yes
Aaron Saltz	Chief Legal Officer	Adopted June 11, 2026	September 10, 2026 - June 11, 2027	Sell up to 100,000, subject to certain conditions	Yes
Dave Bounasera	Chief Technology Officer	Adopted June 13, 2026	September 12, 2026 - September 1, 2027	Sell up to 141,332*, subject to certain conditions	Yes
*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding).

Item 6. Exhibits

Number	Description

10.1*	Transition Agreement between the Registrant and David Day, dated April 17, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins *	Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch *	XBRL Taxonomy Schema Linkbase Document
101.cal *	XBRL Taxonomy Calculation Linkbase Document
101.def *	XBRL Taxonomy Definition Linkbase Document
101.lab *	XBRL Taxonomy Label Linkbase Document
101.pre *	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date August 5, 2026