Form 10-Q
period 2026-09-30
MAGNITE, INC.
filed 2026-11-04
CIK 1595974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
  (Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2026
Common Stock, $0.00001 par value	143,559,468

MAGNITE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MAGNITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$392,862	$553,362
Accounts receivable, net	1,432,233	1,301,955
Prepaid expenses and other current assets	27,123	26,261
TOTAL CURRENT ASSETS	1,852,218	1,881,578
Property and equipment, net	117,466	108,546
Right-of-use lease assets	58,994	66,611
Internal use software development costs, net	33,159	28,799
Intangible assets, net	5,822	12,445
Goodwill	983,902	983,902
Other assets, non-current	85,217	82,494
TOTAL ASSETS	$3,136,778	$3,164,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,738,299	$1,607,664
Lease liabilities, current	21,558	20,163
Debt, current, net of debt issuance costs	3,632	208,447
Other current liabilities	20,446	5,462
TOTAL CURRENT LIABILITIES	1,783,935	1,841,736
Debt, non-current, net of debt discount and issuance costs	346,318	347,665
Lease liabilities, non-current	40,436	50,085
Other liabilities, non-current	4,404	2,539
TOTAL LIABILITIES	2,175,093	2,242,025
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2026 and December 31, 2025; 143,559 and 142,964 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,421,637	1,440,358
Accumulated other comprehensive loss	(1,181)	(1,451)
Accumulated deficit	(458,773)	(516,559)
TOTAL STOCKHOLDERS' EQUITY	961,685	922,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,136,778	$3,164,375

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$204,196	$179,494	$561,390	$508,597
Expenses:
Cost of revenue	64,016	69,356	186,462	197,108
Sales and marketing	42,063	40,348	135,151	130,777
Technology and development	21,366	20,198	70,674	64,073
General and administrative	26,211	24,551	79,622	71,003
Total expenses	153,656	154,453	471,909	462,961
Income from operations	50,540	25,041	89,481	45,636
Other (income) expense:
Interest expense, net	4,818	4,668	15,689	14,916
Foreign exchange (gain) loss, net	499	(416)	129	6,745
Loss on extinguishment of debt	—	—	—	2,152
Other income	(353)	(154)	(1,191)	(730)
Total other expense, net	4,964	4,098	14,627	23,083
Income before income taxes	45,576	20,943	74,854	22,553
Provision for income taxes	11,571	885	17,068	990
Net income	$34,005	$20,058	$57,786	$21,563
Net income per share:
Basic	$0.24	$0.14	$0.40	$0.15
Diluted	$0.23	$0.13	$0.39	$0.14
Weighted average shares used to compute net income per share:
Basic	143,502	143,009	143,355	142,176
Diluted	150,805	153,166	149,554	150,516

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$34,005	$20,058	$57,786	$21,563
Other comprehensive income (loss):
Foreign currency translation adjustments	216	(459)	270	2,888
Other comprehensive income (loss)	216	(459)	270	2,888
Comprehensive income	$34,221	$19,599	$58,056	$24,451

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	141,427	$2	$1,433,809	$(4,421)	$(661,172)	—	$—	$768,218
Exercise of common stock options	49	—	252	—	—	—	—	252
Issuance of common stock related to RSU and PSU vesting	2,522	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,022)	—	(20,314)	—	—	—	—	(20,314)
Purchase of treasury stock	—	—	—	—	—	(1,500)	(19,229)	(19,229)
Retirement of common stock	(1,500)	—	(19,229)	—	—	1,500	19,229	—
Stock-based compensation	—	—	21,631	—	—	—	—	21,631
Other comprehensive income	—	—	—	829	—	—	—	829
Net loss	—	—	—	—	(9,634)	—	—	(9,634)
Balance at March 31, 2025	141,476	$2	$1,416,149	$(3,592)	$(670,806)	—	$—	$741,753
Exercise of common stock options	308	—	1,457	—	—	—	—	1,457
Issuance of common stock related to employee stock purchase plan	157	—	2,111	—	—	—	—	2,111
Issuance of common stock related to RSU vesting	1,249	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(437)	—	(6,944)	—	—	—	—	(6,944)
Purchase of treasury stock	—	—	—	—	—	(370)	(3,651)	(3,651)
Retirement of common stock	(370)	—	(3,651)	—	—	370	3,651	—
Stock-based compensation	—	—	20,084	—	—	—	—	20,084
Other comprehensive income	—	—	—	2,518	—	—	—	2,518
Net income	—	—	—	—	11,139	—	—	11,139
Balance at June 30, 2025	142,383	$2	$1,429,206	$(1,074)	$(659,667)	—	$—	$768,467
Exercise of common stock options	150	—	1,263	—	—	—	—	1,263
Issuance of common stock related to RSU vesting	1,111	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(10)	—	—	—	—	(10)
Stock-based compensation	—	—	18,635	—	—	—	—	18,635
Other comprehensive loss	—	—	—	(459)	—	—	—	(459)
Net income	—	—	—	—	20,058	—	—	20,058
Balance at September 30, 2025	143,643	$2	$1,449,094	$(1,533)	$(639,609)	—	$—	$807,954

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	142,964	$2	$1,440,358	$(1,451)	$(516,559)	—	$—	$922,350
Exercise of common stock options	5	—	26	—	—	—	—	26
Issuance of common stock related to RSU and PSU vesting	2,568	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,139)	—	(14,645)	—	—	—	—	(14,645)
Purchase of treasury stock	—	—	—	—	—	(1,097)	(14,483)	(14,483)
Retirement of common stock	(1,097)	—	(14,483)	—	—	1,097	14,483	—
Stock-based compensation	—	—	20,275	—	—	—	—	20,275
Other comprehensive loss	—	—	—	(28)	—	—	—	(28)
Net income	—	—	—	—	4,412	—	—	4,412
Balance at March 31, 2026	143,301	$2	$1,431,531	$(1,479)	$(512,147)	—	$—	$917,907
Exercise of common stock options	679	—	3,958	—	—	—	—	3,958
Issuance of common stock related to employee stock purchase plan	219	—	2,387	—	—	—	—	2,387
Issuance of common stock related to RSU vesting	1,307	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(519)	—	(6,706)	—	—	—	—	(6,706)
Purchase of treasury stock	—	—	—	—	—	(1,605)	(21,060)	(21,060)
Retirement of common stock	(1,605)	—	(21,060)	—	—	1,605	21,060	—
Stock-based compensation	—	—	20,336	—	—	—	—	20,336
Other comprehensive income	—	—	—	82	—	—	—	82
Net income	—	—	—	—	19,369	—	—	19,369
Balance at June 30, 2026	143,382	$2	$1,430,446	$(1,397)	$(492,778)	—	$—	$936,273
Exercise of common stock options	450	—	2,809	—	—	—	—	2,809
Issuance of common stock related to RSU vesting	901	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(358)	—	(8,852)	—	—	—	—	(8,852)
Purchase of treasury stock	—	—	—	—	—	(816)	(20,016)	(20,016)
Retirement of common stock	(816)	—	(20,016)	—	—	816	20,016	—
Stock-based compensation	—	—	17,250	—	—	—	—	17,250
Other comprehensive income	—	—	—	216	—	—	—	216
Net income	—	—	—	—	34,005	—	—	34,005
Balance at September 30, 2026	143,559	$2	$1,421,637	$(1,181)	$(458,773)	—	$—	$961,685

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES:
Net income	$57,786	$21,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,866	40,119
Stock-based compensation	55,805	58,811
Loss on extinguishment of debt	—	2,152
Amortization of debt discount and issuance costs	2,038	2,752
Non-cash lease expense	(637)	(1,633)
Deferred income taxes	(1,161)	(1,347)
Unrealized foreign currency (gain) loss, net	(3,108)	4,356
Other items, net	(332)	619
Changes in operating assets and liabilities:
Accounts receivable	(130,611)	(16,319)
Prepaid expenses and other assets	(3,092)	(7,407)
Accounts payable and accrued expenses	131,311	9,880
Other liabilities	17,887	(5,835)
Net cash provided by operating activities	168,752	107,711
INVESTING ACTIVITIES:
Purchases of property and equipment	(31,444)	(45,131)
Capitalized internal use software development costs	(12,657)	(10,148)
Mergers and acquisitions, net of indemnification claims holdback	—	(8,100)
Other investing activities	—	(362)
Net cash used in investing activities	(44,101)	(63,741)
FINANCING ACTIVITIES:
Proceeds from the Term Loan B Facility refinancing and repricing activities, net of debt discount	—	92,622
Repayment of the Term Loan B Facility from refinancing and repricing activities	—	(92,622)
Proceeds from the Revolving Credit Facility	60,000	—
Repayment of the Revolving Credit Facility	(60,000)	—
Payment for debt issuance costs	—	(159)
Repayment of the Term Loan B Facility	(2,724)	(1,816)
Repayment of Convertible Senior Notes	(205,067)	—
Proceeds from exercise of stock options	6,793	2,972
Proceeds from issuance of common stock under employee stock purchase plan	2,387	2,111
Purchase of treasury stock	(55,559)	(22,880)
Taxes paid related to net share settlement	(30,203)	(27,268)
Payment of indemnification claims holdback	(1,000)	—
Net cash used in financing activities	(285,373)	(47,040)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	222	1,977
CHANGE IN CASH AND CASH EQUIVALENTS	(160,500)	(1,093)
CASH AND CASH EQUIVALENTS — Beginning of period	553,362	483,220
CASH AND CASH EQUIVALENTS — End of period	$392,862	$482,127

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MAGNITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,409	$2,836
Cash paid for interest	$19,064	$21,674
Capitalized assets financed by accounts payable and accrued expenses and other liabilities	$3,306	$6,969
Capitalized stock-based compensation	$2,056	$1,539
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$18,639	$31,032
Operating lease right-of-use assets reduction and corresponding non-cash adjustment to operating lease liabilities	$8,549	$2,140
Non-cash financing activity related to Amendment No. 2 to the 2024 Credit Agreement	$—	$270,555
Purchase consideration - indemnification claims holdback	$—	$2,000

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
Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any future interim period, the year ending December 31, 2026, or for any future year.
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
There have been no significant changes in the Company's accounting policies from those disclosed in its audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in its Annual Report on Form 10-K, except for the adoption of Accounting Standards Update ("ASU") 2025-05 as described in "Recently Adopted Accounting Standards" below.
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

Note 2—Net Income Per Share
The following table presents the basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except per share data)
Basic Net Income Per Share:
Net income	$34,005	$20,058	$57,786	$21,563
Weighted-average common shares outstanding used to compute basic net income per share	143,502	143,009	143,355	142,176
Basic net income per share	$0.24	$0.14	$0.40	$0.15

Diluted Net Income Per Share:
Net income	$34,005	$20,058	$57,786	$21,563
Add back:
Interest expense, Convertible Senior Notes, net of tax	—	—	253	—
Net income used to calculate diluted income per share	$34,005	$20,058	$58,039	$21,563

Denominator:
Weighted-average common shares used to compute basic net income per share	143,502	143,009	143,355	142,176
Dilutive effect of weighted-average restricted stock units	4,415	6,124	2,862	4,887
Dilutive effect of weighted-average common stock options	1,625	2,412	1,635	2,153
Dilutive effect of weighted-average performance stock units	1,166	1,569	783	1,260
Dilutive effect of weighted-average Employee Stock Purchase Plan ("ESPP") shares	97	52	49	40
Dilutive effect of weighted-average Convertible Senior Notes	—	—	870	—
Weighted-average shares used to compute diluted net income per share	150,805	153,166	149,554	150,516
Diluted net income per share	$0.23	$0.13	$0.39	$0.14
The following table presents the achievement levels for the performance stock units as of September 30, 2026, using actual achievement levels for the tranches for which the performance period had been completed and expected achievement levels for ongoing performance periods:

	Tranche 1	Tranche 2	Tranche 3
Award Year:
2021*	0%	0%	0%
2023*	126%	—	—
2024	150%	150%	150%
2025	80%	140%	140%
2026	150%	150%	150%
* The performance stock units granted in 2021 were forfeited in August 2026 and the performance stock units granted in 2023 vested on January 1, 2026 with an achievement of approximately 126%.

The following table presents the achievement levels for the performance stock units as of September 30, 2025, using actual achievement levels for the tranches for which the performance period had been completed and expected achievement levels for ongoing performance periods:

	Tranche 1	Tranche 2	Tranche 3
Award Year:
2021	0%	0%	0%
2023	150%	—	—
2024	150%	150%	150%
2025	150%	150%	150%
These expected and actual achievement levels as of September 30, 2026 and 2025 are included in the calculation of weighted-average shares in the diluted net income per share tables above. Refer to Note 11 for additional information related to performance stock units.
For the three and nine months ended September 30, 2025, the weighted average number of shares that would be issuable assuming conversion of all of the Convertible Senior Notes (as defined in Note 9) was approximately 3,210,098 and was excluded from the calculation of diluted net income per share because they were anti-dilutive. The Convertible Senior Notes had an initial conversion rate of 15.6539 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which was subject to anti-dilution adjustments in certain circumstances. On March 15, 2026, the Convertible Senior Notes matured, and no Convertible Senior Notes remained outstanding as of September 30, 2026.
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
The following table presents the Company's revenue recognized on a net basis and on a gross basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	(in thousands, except percentages)
Revenue:
Net basis	$198,340	97%	$160,121	89%	$543,701	97%	$452,713	89%
Gross basis	5,856	3%	19,373	11%	17,689	3%	55,884	11%
Total	$204,196	100%	$179,494	100%	$561,390	100%	$508,597	100%

The following table presents the Company's revenue by channel for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	(in thousands, except percentages)
Channel:
CTV	$108,785	53%	$87,799	49%	$294,241	52%	$242,745	48%
Mobile	67,917	33%	64,964	36%	189,498	34%	187,600	37%
Desktop	27,494	14%	26,731	15%	77,651	14%	78,252	15%
Total	$204,196	100%	$179,494	100%	$561,390	100%	$508,597	100%
The following table presents the Company's revenue disaggregated by geographic location, based on the location of the Company's sellers for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	(in thousands, except percentages)
United States	$151,702	74%	$134,732	75%	$417,432	74%	$383,927	75%
International	52,494	26%	44,762	25%	143,958	26%	124,670	25%
Total	$204,196	100%	$179,494	100%	$561,390	100%	$508,597	100%
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
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for credit losses is reviewed quarterly, requires judgment, and is based on the best estimate of the amount of expected credit losses in existing accounts receivable. The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for credit losses. Accounts receivable are presented net of an allowance for credit losses of $3.6 million at September 30, 2026, and $4.0 million at December 31, 2025. Accounts receivable are written off against the allowance for credit losses when the Company determines amounts are no longer collectible.
The Company reviews the associated payable to sellers for recovery of buyer receivable allowance and write-offs; in some cases, the Company can reduce the payable to sellers. The reduction of seller payables related to recovery of uncollected buyer receivables is netted against allowance expense. The contra seller payables related to recoveries were $2.1 million and $2.2 million as of September 30, 2026 and December 31, 2025, respectively.
The following is a summary of activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Allowance for credit losses, beginning balance	$3,349	$3,130	$4,013	$2,902
Write-offs	(11)	(1)	(491)	(161)
Increase in provision for expected credit losses	259	1,015	32	1,403
Recoveries of previous write-offs	—	—	43	—
Allowance for credit losses, ending balance	$3,597	$4,144	$3,597	$4,144

The change in provision for expected credit losses associated with accounts receivable and the offsetting impact of the change to contra seller payables related to recoveries of uncollected buyer receivables result in the amount of credit loss expense or recoveries the Company recognizes each period. During the three and nine months ended September 30, 2026, both components and the resulting credit loss expense were immaterial. During the three and nine months ended September 30, 2025, the provision for expected credit losses associated with accounts receivable increased by $1.0 million and $1.4 million, respectively, partially offset by increases of contra seller payables related to recoveries of uncollected buy receivables of $0.6 million and $1.0 million, respectively, which resulted in immaterial amounts of credit loss expense.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at September 30, 2026:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$212,120	$212,120	$—	$—
The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$342,771	$342,771	$—	$—
At September 30, 2026 and December 31, 2025, cash equivalents of $212.1 million and $342.8 million, respectively, consisted of money market funds with original maturities of three months or less. The carrying amounts of cash equivalents are classified as Level 1 or Level 2 depending on whether or not their fair values are based on quoted market prices for identical securities that are traded in an active market.
At September 30, 2026 and December 31, 2025, the Company had debt outstanding under its 2024 Term Loan B Facility (as defined in Note 9) and at December 31, 2025, the Company also had debt outstanding under its Convertible Senior Notes (as defined in Note 9) included in its balance sheets. On March 15, 2026, the Convertible Senior Notes matured and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding at September 30, 2026. The estimated fair value of the Company's Convertible Senior Notes was $199.2 million as of December 31, 2025. The estimated fair value of Convertible Senior Notes is based on market rates and the closing trading price of the Convertible Senior Notes as of December 31, 2025 and is classified as Level 2 in the fair value hierarchy. At September 30, 2026 and December 31, 2025, the estimated fair value of the Company's 2024 Term Loan B Facility was $359.1 million and $360.0 million, respectively. The estimated fair value is based on borrowing rates currently available to the Company for financing with similar terms and is classified as Level 2 in the fair value hierarchy.

Note 5—Property and Equipment
Major classes of property and equipment were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Computer equipment and network hardware	$248,492	$227,762
Furniture, fixtures, and office equipment	2,664	2,639
Leasehold improvements	1,291	1,117
Purchased software	920	1,108
Gross property and equipment	253,367	232,626
Accumulated depreciation	(135,901)	(124,080)
Property and equipment, net	$117,466	$108,546
Depreciation expense related to property and equipment totaled $9.1 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively, and $25.9 million and $17.4 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company's property and equipment, net by geographical region was as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
United States	$102,947	$95,035
International	14,519	13,511
Total	$117,466	$108,546
Note 6—Intangible Assets
The Company’s intangible assets as of September 30, 2026 and December 31, 2025 included the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Amortizable intangible assets:
Developed technology	$112,250	$112,250
Customer relationships	—	60
In-process research and development	8,830	8,830
Other intangible assets	1,844	1,844
Non-compete agreements	690	690
Total identifiable intangible assets, gross	123,614	123,674
Accumulated amortization—intangible assets:
Developed technology	(107,625)	(101,880)
Customer relationships	—	(38)
In-process research and development	(8,830)	(8,273)
Other intangible assets	(1,052)	(954)
Non-compete agreements	(285)	(84)
Total accumulated amortization—intangible assets	(117,792)	(111,229)
Total intangible assets, net	$5,822	$12,445
Amortization of intangible assets for the three months ended September 30, 2026 and 2025 was $1.5 million and $2.2 million, respectively, and $6.6 million and $12.5 million for the nine months ended September 30, 2026 and 2025, respectively.

The estimated remaining amortization expense associated with the Company's intangible assets was as follows as of September 30, 2026:

Fiscal Year	Amount
(in thousands)
Remaining 2026	$1,472
2027	2,466
2028	1,367
2029	79
2030	79
Thereafter	359
Total	$5,822
Note 7—Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accounts payable—seller	$1,689,794	$1,572,103
Accounts payable—trade	22,396	15,037
Accrued employee-related payables	25,109	19,524
Accrued holdback - indemnification claims	1,000	1,000
Total	$1,738,299	$1,607,664
Note 8—Lease Obligations
The Company has operating leases for office facilities and data centers. The lease terms of the Company’s operating leases generally range from 1.0 year to 10.0 years. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The weighted average remaining lease term of leases included in lease liabilities is 3.5 years and 4.2 years as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, a weighted average discount rate of 5.91% and 6.03%, respectively, has been applied to the remaining lease payments to calculate the lease liabilities included within the condensed consolidated balance sheets.
Operating lease expense was $7.0 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively, and $20.8 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recognized variable lease expense of $1.7 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash paid for amounts included in lease liabilities was $8.3 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and $21.4 million and $16.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The maturity of the Company's lease liabilities associated with leases included in the lease liabilities and right-of-use ("ROU") assets were as follows as of September 30, 2026 (in thousands):

Fiscal Year
Remaining 2026	$6,307
2027	22,349
2028	15,397
2029	14,798
2030	7,057
Thereafter	2,690
Total lease payments (undiscounted)	68,598
Less: imputed interest	(6,604)
Lease liabilities—total (discounted)	$61,994
In addition to the lease liabilities included in these consolidated financial statements, the Company entered into agreements for office space and data centers that had not commenced as of September 30, 2026; therefore, the leases were not included in the lease liabilities and ROU assets balance as of September 30, 2026. The Company has future commitments totaling $54.4 million over a weighted average term of 9.4 years related to these agreements, of which $32.8 million relates to one lease that will commence in 2030 over 8.2 years.
The Company's operating lease right-of-use assets by geographical region were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
United States	$52,562	$59,634
International	6,432	6,977
Total	$58,994	$66,611
Early Termination of Lease
In May 2026, the Company initiated an early termination of its existing office lease in Los Angeles California, which resulted in the remeasurement of the associated lease components. This remeasurement reduced both ROU assets and lease liabilities by $8.1 million during the nine months ended September 30, 2026.
Note 9—Debt
Current and long term debt as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Convertible Senior Notes	$—	$205,067
Less: Unamortized debt issuance costs	—	(252)
Net carrying value of Convertible Senior Notes	$—	$204,815

2024 Term Loan B Facility	$357,730	$360,454
Less: Unamortized debt discount and issuance costs	(7,780)	(9,157)
Net carrying value of 2024 Term Loan B Facility	$349,950	$351,297

Balance Sheet Presentation:
Debt, current, net of debt issuance costs	$3,632	$208,447
Debt, non-current, net of debt discount and issuance costs	346,318	347,665
Total debt	$349,950	$556,112

Maturities of the principal amount of the Company's debt were as follows as of September 30, 2026 (in thousands):

Fiscal Year
Remaining 2026	$908
2027	3,632
2028	3,632
2029	3,632
2030	3,632
Thereafter	342,294
Total	$357,730
Amortization of debt discount and debt issuance costs is computed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. Amortization of the debt discount and debt issuance costs associated with the Company's indebtedness totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2026 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.
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
The Convertible Senior Notes matured on March 15, 2026, and the Company repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding as of September 30, 2026.
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
The following table sets forth interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2026 and 2025 (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$—	$129	$107	$385
Amortization of debt issuance costs	—	292	252	879
Total interest expense	$—	$421	$359	$1,264
Effective interest rate	—%	0.82%	0.82%	0.82%

2021 and 2024 Credit Agreements
On April 30, 2021, the Company entered into a credit agreement (the "2021 Credit Agreement") with Goldman Sachs Bank USA as administrative agent and collateral agent, and other lender parties thereto. The 2021 Credit Agreement provided for a $360.0 million seven-year senior secured term loan facility ("2021 Term Loan B Facility"), which had a maturity in April 2028, and a $65.0 million senior secured revolving credit facility (as amended in June 2021, the "2021 Revolving Credit Facility"), which had a maturity in December 2025. In June 2023, the Company amended the 2021 Credit Agreement (the "Amended 2021 Credit Agreement") to transition away from a variable interest rate based on the Eurodollar Rate towards a similar variable interest rate based on Adjusted Term SOFR, as defined in the Amended 2021 Credit Agreement, which was based on the secured overnight financing rate ("SOFR").

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
As of September 30, 2026, the contractual interest rate related to the 2024 Term Loan B Facility was 6.90%. In addition to having to pay contractual interest on the 2024 Term Loan B Facility, the Company is also required to pay certain other fees, primarily to the lenders under the 2024 Revolving Credit Facility, in order to maintain their revolving facility commitments.
The covenants of the 2024 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2024 Credit Agreement contains a springing financial covenant that is tested on the last day of any fiscal quarter only if utilization of the 2024 Revolving Credit Facility exceeds 35% of the total revolving commitments, whereby the Company is required to maintain a First Lien Net Leverage Ratio below 3.25 to 1.00. As of September 30, 2026, no amounts were outstanding under the 2024 Revolving Credit Facility and the Company was in compliance with its debt covenants. During the second quarter of 2026, the Company borrowed and subsequently repaid $60.0 million under the 2024 Revolving Credit Facility, incurring $0.6 million of interest expense in connection with the borrowing. At September 30, 2026, amounts available under the 2024 Revolving Credit Facility were $170.9 million, net of letters of credit outstanding in the amount of $4.1 million.
The 2024 Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2024 Credit Agreement. The 2024 Credit Agreement calls for customary scheduled loan amortization payments of 0.25% of the initial principal balance, which at the time of Amendment No. 2 was $363.2 million, payable quarterly (i.e. 1% in aggregate per year) as well as a provision that requires the Company to prepay the 2024 Term Loan B Facility based on an annual calculation of free cash flow ("Excess Cash Flow") as defined by the 2024 Credit Agreement. The Company was not required to make any such mandatory prepayment required by the Excess Cash Flow provision for the period ended September 30, 2026.
The following table summarizes the amount outstanding under the Company's 2024 Term Loan B Facility at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
2024 Term Loan B Facility	$357,730	$360,454
Unamortized debt discount	(3,631)	(4,275)
Unamortized debt issuance costs	(4,149)	(4,882)
2024 Term Loan B Facility, net of debt discount and issuance costs	$349,950	$351,297

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
The following table sets forth interest expense related to the 2024 Term Loan B Facility (in thousands, except interest rates):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$6,198	$6,786	$18,330	$20,738
Amortization of debt discount	215	216	644	688
Amortization of debt issuance costs	243	247	733	776
Total interest expense	$6,656	$7,249	$19,707	$22,202
Effective interest rate	7.42%	8.00%	7.31%	8.16%
The estimated remaining amortization expense for the 2024 Term Loan B Facility debt discount and debt issuance costs was as follows as of September 30, 2026 (in thousands):

Fiscal Year	Debt Discount	Debt Issuance Costs
Remaining 2026	$213	$244
2027	847	968
2028	839	958
2029	830	948
2030	821	938
Thereafter	81	93
Total	$3,631	$4,149

Total Interest Expense and Interest Income
Interest expense consists primarily of contractual interest expense and amortization of debt discount, debt issuance costs, and deferred financing costs related to the Company's debt facilities under its 2024 Credit Agreement as well as its Convertible Senior Notes. Interest income primarily consists of interest earned on the Company's cash equivalents. The following includes interest expense and interest income, as presented within interest expense, net in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$6,818	$7,901	$21,421	$24,122
Interest income	(2,000)	(3,233)	(5,732)	(9,206)
Interest expense, net	$4,818	$4,668	$15,689	$14,916

Note 10—Commitments and Contingencies
Commitments
The Company has commitments under non-cancelable operating leases for facilities and its managed data center facilities (refer to Note 8).
As of September 30, 2026 and December 31, 2025, the Company had $4.1 million and $4.0 million, respectively, of letters of credit associated with office leases available for borrowing, on which there were no outstanding borrowings as of either date.
In the normal course of business, the Company enters into non-cancelable contractual obligations with various parties, primarily related to cloud-managed service agreements, software service agreements, and data center providers. As of September 30, 2026, the Company's outstanding non-cancelable contractual obligations with a remaining term in excess of one year consist of the following (in thousands):

Fiscal Year
Remaining 2026	$29,529
2027	78,343
2028	4,193
2029	2,101
2030	1,053
Thereafter	—
Total	$115,219
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

Litigation
The Company and its subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to their business activities and to the Company’s status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, the Company has been subject to class action lawsuits alleging violations of various privacy statutes. Additionally, on September 16, 2025, the Company filed a lawsuit against Google LLC ("Google") in the U.S. District Court of the Eastern District of Virginia. The complaint alleges that Google has engaged in anticompetitive conduct in the ad exchange and ad server markets in violation of federal antitrust laws, including actions that restrict publishers' ability to use competing services and favor Google's own advertising exchange. Magnite seeks monetary damages, an injunction, structural relief, and reimbursement of reasonable costs and expenses. Magnite intends to pursue its claims vigorously, but cannot predict the outcome of this matter.
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2026. However, based on management’s knowledge as of September 30, 2026, management believes that the final resolution of these matters known at such date, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.
Employment Contracts
The Company has entered into severance agreements with certain employees and officers. The Company may be required to pay severance and accelerate the vesting of certain equity awards in the event of involuntary terminations.
Note 11—Stock-Based Compensation
Stock Options
A summary of stock option activity for the nine months ended September 30, 2026 was as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2025	3,687	$9.07
Granted	91	$16.23
Exercised	(1,134)	$5.99
Expired	(13)	$14.18
Outstanding at September 30, 2026	2,631	$10.62	3.5 years	$41,693
Exercisable at September 30, 2026	2,439	$10.32	3.1 years	$39,601
The total intrinsic value of options exercised during the nine months ended September 30, 2026 was $16.2 million, based on their respective exercise dates. At September 30, 2026, the Company had unrecognized stock-based compensation expense relating to unvested stock options of approximately $1.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The Company estimates the fair value of stock options that contain service conditions using the Black-Scholes option pricing model. The grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $10.64 and $11.40, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.73%	4.45%
Expected volatility	78%	84%
Dividend yield	—%	—%

Restricted Stock Units
A summary of restricted stock unit ("RSU") activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Restricted stock units outstanding at December 31, 2025	9,518	$12.86
Granted	4,637	$16.06
Canceled	(868)	$13.92
Vested and released	(4,177)	$12.60
Restricted stock units outstanding and unvested at September 30, 2026	9,110	$14.51
The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2026 and 2025 was $16.06 and $16.54, respectively.
The fair value of restricted stock units that vested and were released during the nine months ended September 30, 2026 and 2025 was $62.3 million and $94.5 million, respectively, based on their respective vesting dates. At September 30, 2026, the intrinsic value of unvested restricted stock units was $230.1 million. At September 30, 2026, the Company had unrecognized stock-based compensation expense relating to unvested restricted stock units of approximately $112.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.
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
During the nine months ended September 30, 2026, the Company granted PSUs with an aggregate target of 373,653 shares, assuming a performance measurement of 100%. The amount of shares that will ultimately vest will be determined based on the Company's TSR relative to the TSRs of a peer group for the three year-period beginning January 1, 2026, as well as certain interim measurements based on relative TSR for the one-year and two-year periods beginning on January 1, 2026.
A summary of PSU activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2025	1,687	$16.40
Granted *	498	$18.59
Vested and released *	(599)	$13.32
Forfeited	(491)	$21.34
Outstanding at September 30, 2026	1,095	$16.86
* PSUs granted and weighted-average grant date fair value include 125 shares issued above the target shares for a PSU that vested and was released during the nine months ended September 30, 2026.

The grant date fair value for the PSUs was estimated using a Monte-Carlo simulation model. The grant date fair value of PSUs granted during the nine months ended September 30, 2026 and 2025 was $20.35 and $20.93, respectively, per share. The weighted-average input assumptions used by the Company were as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Performance period (in years)	3.0	3.0
Risk-free interest rate	3.52%	4.26%
Expected volatility of Magnite	66%	78%
Expected volatility of selected peer companies	54%	56%
Expected correlation coefficients of Magnite	0.48	0.57
Expected correlation coefficients of selected peer companies	0.45	0.47
Dividend yield	—%	—%
During the nine months ended September 30, 2026 and 2025, the fair value of PSUs that vested and were released was $9.7 million and $1.9 million, respectively, based on their respective vesting dates. At September 30, 2026, the intrinsic value of unvested performance stock units based on expected achievement levels was $39.5 million. As of September 30, 2026, the Company had unrecognized stock-based compensation expense relating to unvested PSUs of approximately $7.8 million, which will be recognized over a weighted-average period of 1.1 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)		(in thousands)
Cost of revenue	$612	$479	$1,900	$1,586
Sales and marketing	7,637	7,777	24,448	25,369
Technology and development	3,086	3,959	12,351	12,801
General and administrative	5,159	5,829	17,106	19,055
Total stock-based compensation expense	$16,494	$18,044	$55,805	$58,811
As of September 30, 2026, an aggregate of 14,738,074 shares remained available for future grants under the Magnite, Inc. Amended and Restated 2014 Equity Incentive Plan (the "Amended and Restated 2014 Equity Incentive Plan").
As of September 30, 2026, the Company has reserved 3,740,063 shares of its common stock for issuance under the Magnite, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (the "Amended and Restated 2014 Employee Stock Purchase Plan").
Note 12—Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company's annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, foreign taxes, deductible stock option expenses, and nondeductible executive compensation.
The Company recorded an income tax provision of $11.6 million and $0.9 million for the three months ended September 30, 2026, and 2025, respectively and an income tax provision of $17.1 million and $1.0 million for the nine months ended September 30, 2026, and 2025, respectively. The tax provision for the three and nine months ended September 30, 2026 was primarily the result of federal, state and foreign income tax provisions. The tax provision for the three and nine months ended September 30, 2025 was primarily the result of the Company's ability to recognize deferred tax assets ("DTAs") subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions. The Company continues to maintain a partial valuation allowance against certain state and foreign DTAs where it is not more likely than not that such assets will be realized.
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

Due to the net operating loss ("NOL") carryforwards, all of the Company's United States federal and a majority of its state returns are open to examination by the Internal Revenue Service ("IRS") and state jurisdictions for all years since inception. The IRS is currently examining the year ended December 31, 2024. For India, Netherlands, Sweden, and the United Kingdom, all tax years remain open for examination by the local country tax authorities, for France, only 2023 and forward are open, for Australia and Singapore, only 2022 and forward are open for examination, for Brazil, Canada, Germany, Malaysia and New Zealand, only 2021 and forward are open for examination, for Italy, only 2020 and forward are open for examination, and for Japan, only 2019 and forward remain open for examination.
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
There was no material change to the Company's unrecognized tax benefits in the nine months ended September 30, 2026 and the Company does not expect to have any material changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the President of the United States signed H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA") into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. OBBBA changes effective for 2025 were reflected in the income tax provision for the year ended December 31, 2025, and the OBBBA changes effective for 2026 are reflected in the Company's estimated effective tax rate for the nine months ended September 30, 2026. Based on current projections, the continuing impact is expected to be a deferral of the payment of current income taxes over multiple years; however, the Company expects the net impact to its effective tax rate for 2026 to be immaterial.
Note 13—Subsequent Events
On October 7, 2026, the Company entered into Amendment No. 3 of the 2024 Credit Agreement. The amendment reduced the interest rate of the 2024 Term Loan B Facility by 50 basis points to Term SOFR plus a margin of 2.50% from the previous rate of Term SOFR plus a margin of 3.00% and reduced the interest rate of the 2024 Revolving Credit Facility to Term SOFR plus a margin range of 2.50% to 3.00% from the previous rate of Term SOFR plus a margin range of 3.50% to 4.00%. The remaining terms of the 2024 Credit Agreement were substantially unchanged.

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

Overview
Magnite, Inc. ("we," or "us"), provides technology solutions to automate the purchase and sale of digital advertising inventory.
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
In addition, the emergence of AI-driven protocols and transaction frameworks has the potential to simplify programmatic activation and execution, improve advertising outcomes, and increase the value of advertising inventory by surfacing valuable real-time insights. To capitalize on these opportunities, we have made significant investments building AI capabilities into our platform for both publishers and buyers. Our seller agent allows publishers to seamlessly create custom inventory and audience packages that are discoverable and purchasable by buyer agents, while our buyer agent enables buyers to create custom media plans from simple RFIs, generate ad creatives, and activate and discover audience opportunities. In June 2026, we announced Magnite Orchestration, a coordination layer that connects agents within a shared environment, allowing buyers to connect their preferred agentic buying tools with Magnite seller agents.
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
Regulatory Developments and Google Litigation
On April 17, 2025, the United States District Court for the Eastern District of Virginia (the "Court") ruled that Google LLC ("Google") had violated federal antitrust laws by willfully acquiring and maintaining monopoly power in the display publisher ad server market and display ad exchange (also called an SSP) market, and had unlawfully tied its display ad server and ad exchange. Having found Google liable, in September 2026, the Court issued its remedies opinion mandating that Google undertake certain behavioral remedies and appointing a six-year independent compliance monitor. While the specific timing and nature of these remedies remains subject to the Court's final judgment, and Google has indicated its intent to appeal the decision, we expect this ruling to have a significant positive impact on our industry and business prospects.
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
For the three and nine months ended September 30, 2026, our revenue reported on a gross basis was 3% of total revenue and for the three and nine months ended September 30, 2025, our revenue reported on a gross basis was 11% of total revenue. The decline in our revenue reported on a gross basis as a percentage of our revenue is primarily due to declines in our managed service business, which is accounted for on a gross basis, as advertisers continue to shift budgets towards more automated solutions.
Our revenue recognition policies are discussed in more detail in our audited consolidated financial statements and Note 2 thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Expenses
We classify our expenses into the following categories:
Cost of Revenue. Our cost of revenue primarily consists of technology fees, including cloud hosting, data center, and bandwidth costs, ad verification costs, depreciation and maintenance expense of hardware supporting our revenue-producing platform, amortization of internally-developed software costs for the development of our revenue-producing platform, amortization expense associated with acquired developed technologies, personnel costs, and software license expenses. In addition, for revenue booked on a gross basis, cost of revenue includes traffic acquisition costs. Personnel costs included in cost of revenue include salaries, bonuses, and stock-based compensation, and are primarily attributable to personnel in our network operations group who support our platform. We capitalize costs associated with software that is developed or obtained for internal use and amortize the costs associated with our revenue-producing platform in cost of revenue over their estimated useful lives. We amortize acquired developed technologies over their estimated useful lives.
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
Technology and Development. Our technology and development expenses primarily consist of personnel costs, including salaries, bonuses, and stock-based compensation, as well as professional services associated with the ongoing development and maintenance of our solution, software license expenses, facilities-related costs, and depreciation and amortization expense. These expenses include costs incurred in the development, implementation, and maintenance of internal use software, including platform and related infrastructure. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization, which are then recorded as internal use software development costs, net, on our condensed consolidated balance sheets. We amortize internal use software development costs that relate to our revenue-producing activities on our platform to cost of revenue and amortize other internal use software development costs to technology and development costs or general and administrative expenses, depending on the nature of the related project. We amortize acquired intangibles associated with technology and development functions from our business acquisitions over their estimated useful lives.
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

Other (Income) Expense
Interest (Income) Expense, Net. Interest expense primarily consists of interest expense associated with our 2024 Term Loan B Facility (defined below), 2024 Revolving Credit Facility (defined below), and Convertible Senior Notes (defined below), and their related amortization of debt issuance costs and debt discount. Interest income primarily consists of interest earned on our cash equivalents.
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

Results of Operations
    The following table sets forth our condensed consolidated results of operations:

	Three Months Ended		Change %	Nine Months Ended		Change %
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
	(in thousands)			(in thousands)
Revenue	$204,196	$179,494	14%	$561,390	$508,597	10%
Expenses:
Cost of revenue	64,016	69,356	(8)%	186,462	197,108	(5)%
Sales and marketing	42,063	40,348	4%	135,151	130,777	3%
Technology and development	21,366	20,198	6%	70,674	64,073	10%
General and administrative	26,211	24,551	7%	79,622	71,003	12%
Total expenses	153,656	154,453	(1)%	471,909	462,961	2%
Income from operations	50,540	25,041	102%	89,481	45,636	96%
Other expense, net	4,964	4,098	21%	14,627	23,083	(37)%
Income before income taxes	45,576	20,943	118%	74,854	22,553	232%
Provision for income taxes	11,571	885	NM	17,068	990	NM
Net income	$34,005	$20,058	70%	$57,786	$21,563	168%
NM - Not meaningful
The following table sets forth our condensed consolidated results of operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	100%	100%	100%	100%
Cost of revenue	31	39	33	39
Sales and marketing	21	22	24	26
Technology and development	10	11	13	13
General and administrative	13	14	14	14
Total expenses	75	86	84	91
Income from operations	25	14	16	9
Other expense, net	2	2	3	5
Income before income taxes	22	12	13	4
Provision for income taxes	6	—	3	—
Net income	17%	11%	10%	4%
Note: Percentages may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue
Revenue increased $24.7 million, or 14%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to growth in CTV and mobile revenue of $21.0 million, or 24%, and $3.0 million, or 5%, respectively, including increased contributions from political advertising.
Revenue increased $52.8 million, or 10%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to growth in CTV and mobile revenue of $51.5 million, or 21%, and $1.9 million, or 1%, respectively, including increased contributions from political advertising.

Our CTV revenue growth for the nine months ended September 30, 2026 compared to the prior year period was negatively impacted by a decline in the relative percentage of transactions reported on a gross basis, compared to on a net basis. Transactions reported on a gross basis generally result in a higher revenue contribution with an associated increase in our traffic acquisition costs. See "Key Operating and Financial Performance Metrics" below for a discussion of Contribution ex-TAC, which presents a year-over-year comparison of our CTV growth, without considering the impact of traffic acquisition costs related to revenue reported on a gross basis.
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
Cost of Revenue
Cost of revenue expenses decreased $5.3 million, or 8%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to a decrease of $9.1 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis, which was partially offset by increases of $1.6 million in depreciation and amortization expenses and $1.4 million in software license expenses.
Cost of revenue decreased $10.6 million, or 5%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to a decrease of $23.8 million in traffic acquisition costs due to a decrease in revenue reported on a gross basis, which was partially offset by increases of $5.7 million in depreciation and amortization expenses, $3.1 million in technology fees, $2.6 million in software license expenses, and $2.4 million in personnel costs.
Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, whether transactions are reported on a gross or net basis, and the timing and amounts of depreciation and amortization of equipment and software.
Sales and Marketing
Sales and marketing expenses increased $1.7 million, or 4%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to an increase of $1.4 million in personnel costs.
Sales and marketing expenses increased $4.4 million, or 3%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to an increase of $6.5 million in personnel costs, which was partially offset by a decrease of $3.1 million in depreciation and amortization expenses, which was driven by certain acquired intangible assets becoming fully amortized in 2025.
Sales and marketing expenses may fluctuate quarter to quarter and period to period, based on the timing of our investments and seasonality in our industry and business. Such fluctuations may not be directly proportional to changes in revenue.
Technology and Development
Technology and development expenses increased $1.2 million, or 6%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to an increase of $0.8 million in personnel costs.
Technology and development expenses increased $6.6 million, or 10%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to increases of $4.1 million in personnel costs and $1.8 million in event and travel-related expenses.
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
General and Administrative
General and administrative expenses increased $1.7 million, or 7%, for the three months ended September 30, 2026 compared to the prior year period, primarily due to an increase of $1.8 million in professional fees, including legal costs.
General and administrative expenses increased $8.6 million, or 12%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to increases of $6.9 million in professional fees, including legal costs, $1.2 million in software license fees, and $1.0 million in event and travel-related expenses. The increases were partially offset by a decrease of $1.0 million in refinancing expenses associated with our 2024 Term Loan B Facility (defined below) in March 2025.

General and administrative expenses may fluctuate from quarter to quarter and period to period based on the timing and amounts of expenditures in our general and administrative functions as they vary in scope and scale over periods. Such fluctuations may not be directly proportional to changes in revenue.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Interest expense, net	$4,818	$4,668	$15,689	$14,916
Foreign exchange (gain) loss, net	499	(416)	129	6,745
Loss on extinguishment of debt	—	—	—	2,152
Other income	(353)	(154)	(1,191)	(730)
Total other expense, net	$4,964	$4,098	$14,627	$23,083
Interest expense, net remained relatively flat for the three and nine months ended September 30, 2026 compared to the prior year periods.
Foreign exchange (gain) loss, net changed by $0.9 million and $6.6 million for the three and nine months ended September 30, 2026, respectively, compared to the prior year periods due to movements in foreign currency exchange rates and the amount of foreign currency-denominated cash, receivables, and payables, which were impacted by our billings to buyers, payments to sellers, and intercompany balances.
The loss on extinguishment of debt of $2.2 million in the nine months ended September 30, 2025, was due to the March 2025 repricing of our 2024 Term Loan B Facility (defined below).
Other income was relatively flat for the three and nine months ended September 30, 2026 compared to the prior year periods as we had similar levels of sublease activity in both periods.
Provision For Income Taxes
We recorded an income tax provision of $11.6 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $17.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. The tax provision for the three and nine months ended September 30, 2026 was primarily the result of federal, state and foreign income tax provisions. The tax provision for the three and nine months ended September 30, 2025 was primarily the result of the Company's ability to recognize deferred tax assets subject to the domestic valuation allowance and the federal, state, and foreign income tax provisions.
Our income tax provision for the three and nine months ended September 30, 2026 reflects the impacts of the "One Big Beautiful Bill Act," which became effective on July 4, 2025. We have evaluated the tax law as it relates to our financials and determined there is no material impact on the periods presented above. Based on current projections, the continuing impact will be a deferral of the payment of current income taxes over multiple years; however, we expect the net impact to our effective tax rate for 2026 to be immaterial. We will continue to monitor for any impact of future guidance.
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

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change %	September 30, 2026	September 30, 2025	Change %
	(in thousands)			(in thousands)
Financial Measures and non-GAAP Financial Measures:
Revenue	$204,196	$179,494	14%	$561,390	$508,597	10%
Gross profit	$140,180	$110,138	27%	$374,928	$311,489	20%
Contribution ex-TAC	$200,628	$166,779	20%	$551,127	$474,583	16%
Net income	$34,005	$20,058	70%	$57,786	$21,563	168%
Adjusted EBITDA	$83,356	$57,171	46%	$196,817	$148,362	33%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to Contribution ex-TAC for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change %	September 30, 2026	September 30, 2025	Change %
	(in thousands)			(in thousands)
Revenue	$204,196	$179,494	14%	$561,390	$508,597	10%
Less: Cost of revenue	64,016	69,356	(8)%	186,462	197,108	(5)%
Gross profit	140,180	110,138	27%	374,928	311,489	20%
Add back: Cost of revenue, excluding TAC	60,448	56,641	7%	176,199	163,094	8%
Contribution ex-TAC	$200,628	$166,779	20%	$551,127	$474,583	16%
Sellers use our technology to monetize their content across all digital channels, including CTV, mobile, and desktop. We track the breakdown of Contribution ex-TAC across channels to better understand how our clients are transacting on our platform.
The following table presents Contribution ex-TAC by channel for the three and nine months ended September 30, 2026 and 2025:

	Contribution ex-TAC
	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change %	September 30, 2026	September 30, 2025	Change %
	(in thousands)			(in thousands)
Channel:
CTV	$105,368	$75,847	39%	$284,770	$210,615	35%
Mobile	67,807	64,428	5%	188,929	186,208	1%
Desktop	27,453	26,504	4%	77,428	77,760	—%
Total	$200,628	$166,779	20%	$551,127	$474,583	16%
Contribution ex-TAC increased $33.8 million, or 20%, for the three months ended September 30, 2026 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth in CTV.

Contribution ex-TAC increased $76.5 million, or 16%, for the nine months ended September 30, 2026 compared to the prior year period. The increase in Contribution ex-TAC was primarily due to the growth in CTV.
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

The following table presents a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)		(in thousands)
Net income	$34,005	$20,058	$57,786	$21,563
Add back (deduct):
Stock-based compensation expense	16,494	18,044	55,805	58,811
Depreciation and amortization expense, excluding amortization of acquired intangible assets	12,446	10,067	36,243	27,605
Amortization of acquired intangibles	1,498	2,241	6,623	12,514
Merger, acquisition, and restructuring costs, excluding stock-based compensation expense	—	162	1,755	162
Interest expense, net	4,818	4,668	15,689	14,916
Provision for income taxes	11,571	885	17,068	990
Foreign exchange (gain) loss, net	499	(416)	129	6,745
Loss on extinguishment of debt	—	—	—	2,152
Other debt refinancing expense	—	—	—	967
Litigation expense (1)	1,999	527	3,815	1,043
Non-operational real estate and other expense, net	26	935	1,904	894
Adjusted EBITDA	$83,356	$57,171	$196,817	$148,362
(1) Litigation expense includes professional and legal expenses related to the Google Action and defense costs relating to class action privacy litigation. For additional information, see the "Regulatory Developments and Google Litigation" section and Part II, Item 1. "Legal Proceedings."

Adjusted EBITDA increased by $26.2 million, or 46%, during the three months ended September 30, 2026 compared to the prior year period and increased by $48.5 million, or 33%, during the nine months ended September 30, 2026 compared to the prior year period.

Liquidity and Capital Resources
Liquidity
As of September 30, 2026, we had cash and cash equivalents of $392.9 million, of which $78.1 million was held in foreign currency denominated cash and cash equivalents accounts, and an aggregate gross principal amount of $357.7 million of indebtedness outstanding under our 2024 Term Loan B Facility (as defined below). In addition, we were party to a $175.0 million 2024 Revolving Credit Facility (as defined below), of which approximately $4.1 million was assigned to outstanding but undrawn letters of credit. See "Capital Resources" below for further information about our outstanding debt.
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
On February 23, 2026, the Board of Directors approved a new repurchase plan (the "2026 Repurchase Plan"), which authorized the repurchase of common stock with an aggregate market value of up to $200.0 million, through February 29, 2028. During the nine months ended September 30, 2026, we repurchased 3,484,112 shares of the Company's common stock for an aggregate amount of $55.1 million pursuant to the 2026 Repurchase Plan. As of September 30, 2026, $144.9 million was available under the 2026 Repurchase Plan.
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
Capital Resources
In March 2021, we sold convertible senior notes ("Convertible Senior Notes") for gross proceeds of $400.0 million. On March 15, 2026, the Convertible Senior Notes matured, and we repaid the outstanding principal balance of $205.1 million in full with cash on hand. No Convertible Senior Notes remained outstanding as of September 30, 2026.
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
As of September 30, 2026, the balance of the 2024 Term Loan B Facility was $350.0 million, net of unamortized debt discount and debt issuance costs of $7.8 million, and amounts available under the 2024 Revolving Credit Facility were $170.9 million, net of letters of credit outstanding in the amount of $4.1 million.
On October 7, 2026, we entered into Amendment No. 3 of the 2024 Credit Agreement ("Amendment No. 3"). The amendment reduced the interest rate of the 2024 Term Loan B Facility by 50 basis points to Term SOFR plus a margin of 2.50% from the previous rate of Term SOFR plus a margin of 3.00% and reduced the interest rate of the 2024 Revolving Credit Facility to Term SOFR plus a margin range of 2.50% to 3.00% from the previous rate of Term SOFR plus a margin range of 3.50% to 4.00%. The remaining terms of the 2024 Credit Agreement were substantially unchanged.
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
    Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Cash flows provided by operating activities	$168,752	$107,711
Cash flows used in investing activities	(44,101)	(63,741)
Cash flows used in financing activities	(285,373)	(47,040)
Effects of exchange rate changes on cash and cash equivalents	222	1,977
Change in cash and cash equivalents	$(160,500)	$(1,093)
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
For the nine months ended September 30, 2026, net cash provided by operating activities was $168.8 million compared to $107.7 million for the nine months ended September 30, 2025. Our operating activities included our net income of $57.8 million and non-cash adjustments of $95.5 million for the nine months ended September 30, 2026 and net income of $21.6 million and non-cash adjustments of $105.8 million for the nine months ended September 30, 2025. Net changes in our working capital resulted in $15.5 million of cash provided by operating activities and $19.7 million of cash used in operating activities for the nine months ended September 30, 2026 and 2025, respectively. The net changes in working capital for both periods presented were primarily due to the timing of cash receipts from buyers and the timing of payments to sellers.

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
During the nine months ended September 30, 2026 and 2025, our investing activities used net cash of $44.1 million and $63.7 million, respectively. During the nine months ended September 30, 2026 and 2025, we used cash for purchases of property and equipment of $31.4 million and $45.1 million, respectively, and used cash for investments in our internally developed software of $12.7 million and $10.1 million, respectively. During the nine months ended September 30, 2025, we also used cash of $8.1 million to acquire Streamrai, Inc. (the "Streamr.ai Acquisition").
Financing Activities
Our financing activities consisted of repayment of amounts borrowed under our Term Loan B Facility, repayment of our Convertible Senior Notes and transactions related to our share repurchases and equity plans.
For the nine months ended September 30, 2026 and 2025, net cash used in financing activities was $285.4 million and $47.0 million, respectively. Cash outflows from financing activities for the nine months ended September 30, 2026 primarily included a $205.1 million payment to settle matured Convertible Senior Notes, $55.6 million of payments related to share repurchases, $30.2 million for taxes paid related to net share settlement of stock-based awards, and $2.7 million of payments on our Term Loan B Facility. Additionally, during the nine months ended September 30, 2026, we borrowed $60.0 million under our 2024 Revolving Credit Facility to fund short-term operating requirements. The borrowings of $60.0 million were repaid during the same period, and no amounts were outstanding under the 2024 Revolving Credit Facility as of September 30, 2026.
Cash outflows from financing activities for the nine months ended September 30, 2025 primarily included a $92.6 million payment to certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, $27.3 million for taxes paid related to net share settlement of stock-based awards, and $22.9 million of payments related to share repurchases. The outflows were partially offset by cash proceeds primarily consisting of $92.6 million from certain 2024 Term Loan B Facility lenders related to our Amendment No. 2 repricing activity, cash proceeds from stock options exercises of $3.0 million, and cash proceeds from the employee stock purchase plan of $2.1 million. In connection with Amendment No. 2, $270.6 million of principal debt balance from Amendment No. 1 was rolled over as part of non-cash financing activities while the remaining $92.6 million principal balance from Amendment No. 1 was repaid and then reissued under Amendment No. 2 as mentioned above.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments as of September 30, 2026 consist of obligations under our 2024 Term Loan B Facility, 2024 Revolving Credit Facility, leases for our various office facilities, including our corporate headquarters in New York, New York and offices in Los Angeles, California, and operating lease agreements, including data centers and cloud hosting services that expire at various times through 2038, and the indemnification holdback associated with the Streamr.ai Acquisition. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our future lease obligations, payments of principal and interest under our debt agreements, and other future payments due under non-cancelable agreements at September 30, 2026 (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Lease liabilities associated with leases included in right-of-use lease assets as of September 30, 2026	$6,307	$22,349	$15,397	$14,798	$7,057	$2,690	$68,598
Obligations for leases not included in Lease Liabilities as of September 30, 2026	—	—	1,501	1,933	1,992	48,954	54,380
2024 Term Loan B Facility (1)	908	3,632	3,632	3,632	3,632	342,294	357,730
Interest, 2024 Term Loan B Facility (2)	6,511	24,870	24,684	24,362	24,108	2,427	106,962
Contractual fees related to the 2024 Term Loan B Facility and the 2024 Revolving Credit Facility (3)	153	639	639	240	38	—	1,709
Indemnification claims holdback	—	1,000	—	—	—	—	1,000
Other non-cancelable obligations	29,529	78,343	4,193	2,101	1,053	—	115,219
Total	$43,408	$130,833	$50,046	$47,066	$37,880	$396,365	$705,598
(1) Includes only customary scheduled loan amortization payments and excludes currently unknown prepayment amounts that may be required, per terms of the 2024 Credit Agreement.
(2) Interest payments are based on an assumed rate of 6.90%, which was the rate as of September 30, 2026 for the associated 2024 Term Loan B Facility.
(3) Includes estimated fees based on current available amounts under our 2024 Revolving Credit Facility and using the current commitment rate as of September 30, 2026, fees based on outstanding but undrawn letters of credit as of September 30, 2026, and fees owed to our administrative agents for both facilities under the 2024 Credit Agreement.

Obligations for leases not included in the lease liabilities as of September 30, 2026 include commitments under agreements for office space and data centers that have not commenced as of September 30, 2026.
Payments associated with our 2024 Term Loan B and 2024 Revolving Credit Facility are based on contractual terms and intended timing of repayments of current and long-term debt and associated interest and required fees as of September 30, 2026. The amounts above do not reflect the updated terms from Amendment No. 3.
Other non-cancelable obligations above consist of agreements in the normal course of business that are in excess of one year as of September 30, 2026. The amounts above include commitments under a cloud-managed services agreement, under which we have a non-cancelable commitment from July 2025 to June 2028 containing minimum spend amounts for each twelve-month period (i.e. July 2025 to June 2026, July 2026 to June 2027, and July 2027 to June 2028) as well as an additional minimum spend amount over the entire three-year term. The table above approximates the manner in which we expect to fulfill the obligation.
In the ordinary course of business, we enter into agreements with sellers, buyers, and other third parties pursuant to which we agree to indemnify buyers, sellers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including, but not limited to, losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands for indemnification have been made as of September 30, 2026.
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
Our 2024 Term Loan B Facility bears a floating rate of interest that resets periodically, subject to a 0% floor on that floating rate, according to the terms of the agreement (the "SOFR Floor"). Our financial results have been exposed to changes in the underlying base interest rate on that debt because the underlying base interest rate resets above the floor on such underlying interest rate. The fair value of the 2024 Term Loan B Facility may fluctuate when the underlying base interest rate fluctuates below the floor or when the rate of return demanded by our loan investors changes relative to when the loans were issued. As of September 30, 2026, we had no outstanding borrowings under the 2024 Revolving Credit Facility. Should we borrow under the 2024 Revolving Credit Facility at any point in the future, any associated borrowings would have a floating underlying base rate of interest that would expose us to interest rate risk.
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
With regard to all debt currently outstanding, we are potentially exposed to refinancing risk in the future, should we seek to refinance our debt or raise new debt. As such, the type, cost, and terms of any new debt potentially raised in the future may differ from that of our existing debt agreements.
Foreign Currency Exchange Risk
As a U.S. based company that does business around the globe, we have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Australian Dollar, British Pound, Euro, Japanese Yen, and New Zealand Dollar. Foreign exchange rate volatility is influenced by many factors that we cannot forecast with reliable accuracy. In the event our non-U.S. Dollar denominated revenue and expenses increase, or the volatility of the foreign currencies that we transact in increases, our operating results may be more greatly affected by fluctuations in the exchange rates of those foreign currencies. In addition, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign currency-denominated monetary assets and liabilities at September 30, 2026 and December 31, 2025, including intercompany balances, would result in a foreign currency loss of approximately $9.7 million and $7.7 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries may from time to time be parties to legal or regulatory proceedings, lawsuits and other claims incident to our business activities and to our status as a public company. Such routine matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, claims relating to our collection or use of data, regulatory investigations, audits by taxing authorities, or enforcement proceedings, and claims by persons whose employment has been terminated. For example, we have been subject to class action lawsuits alleging violations of various privacy statutes. Additionally, on September 16, 2025, we filed the Google Action. For additional information, refer to the "Regulatory Developments and Google Litigation" section in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or awards, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to such matters as of September 30, 2026. However, based on our knowledge as of September 30, 2026, we believe that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our condensed consolidated financial position, results of operations or cash flows.
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
During the three and nine months ended September 30, 2026, there have been no material changes to the Risk Factors of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. In addition, the economic impact of macroeconomic challenges, such as inflation, global conflict, capital market disruptions, the instability of financial institutions, the risk of a recession, significant volatility in commodity prices, including the price of oil, and their macroeconomic factors may amplify many of the risks described in our Risk Factors. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
    None.
(b) Use of Proceeds
    Not Applicable.

(c) Purchases of Equity Securities by the Company and Affiliated Purchasers
Common stock repurchases during the quarter ended September 30, 2026 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 31, 2026
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$164,931
August 1 - August 31, 2026
Equity withholding(1)	358	$24.73	—	$—
Repurchase program(2)	816	$24.52	816	$144,915
September 1 - September 30, 2026
Equity withholding(1)	—	$—	—	$—
Repurchase program(2)	—	$—	—	$144,915
	1,174		816
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
(2) On February 23, 2026, our Board of Directors approved a new repurchase plan (the "2026 Repurchase Plan") under which the Company is authorized to repurchase common stock, with an aggregate market value of up to $200.0 million, through February 29, 2028. Shares repurchased under the 2026 Repurchase Plan in the quarter ended September 30, 2026 have been subsequently retired, which was recorded as a reduction in additional paid in capital. The average price per share purchased under the 2026 Repurchase Plan includes broker commission costs. As of September 30, 2026, $144.9 million remains available under the 2026 Repurchase Plan. The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
Item 5. Other Information
Trading Plans
In the third quarter of 2026, the following trading plans were adopted or terminated by our Section 16 officers or directors:

Officer Name	Officer Title	Date Plan Adopted/Terminated	Duration of Plan	Shares to be Purchased or Sold	Intended to Satisfy Rule 10b5-1(c)?
David Day	Former Chief Financial Officer	Adopted August 17, 2026	November 16, 2026 - March 3, 2027	Sell up to 75,601, subject to certain conditions	Yes
Sean Buckley	President, Revenue & Market Strategy	Adopted September 11, 2026	December 11, 2026 - December 9, 2027	Sell up to 357,727*, subject to certain conditions	Yes
Michael Barrett	Chief Executive Officer and Director	Adopted September 15, 2026	December 15, 2026 - March 15, 2028	Sell up to 600,000, subject to certain conditions	Yes
Aaron Saltz	Chief Legal Officer	Terminated September 15, 2026	September 10, 2026 - June 11, 2027	Sell up to 100,000, subject to certain conditions	Yes
*Represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding).

Item 6. Exhibits

Number	Description

10.1
Amendment No. 3, dated as of October 7, 2026 among Magnite, Inc., as the borrower, Morgan Stanley Senior Funding, Inc., as the term facility administrative agent, and Citibank, N.A., as revolving facility administrative agent, collateral agent and swingline lender and each Issuing Bank and Lender party thereto (each as defined therein), which amended that certain Credit Agreement, dated as of February 6, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on October 7, 2026).

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

*    Filed herewith
(1)    The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of Magnite, Inc. under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITE, INC. (Registrant)
/s/ Brian Gephart
Brian Gephart
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date November 4, 2026